Form 10-Q
period 2014-09-30
CDK Global, Inc.
filed 2014-11-13
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From          to

Commission File Number 001-36486
______________

CDK Global, Inc.
(Exact name of registrant as specified in its charter)
______________

Delaware	46-5743146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1950 Hassell Road, Hoffman Estates, IL	60169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 397-1700

______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No ☒*

*The registrant became subject to such requirements on September 18, 2014, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of November 10, 2014 was 160,630,650.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Revenues	$516.0	$481.5

Expenses:
Cost of revenues	309.8	296.9
Selling, general and administrative expenses	112.4	105.1
Separation costs	30.7	—
Total expenses	452.9	402.0
Operating earnings	63.1	79.5

Interest expense	(1.1)	(0.2)
Other income, net	0.7	0.1

Earnings before income taxes	62.7	79.4

Provision for income taxes	(23.6)	(25.9)

Net earnings	$39.1	$53.5

Other comprehensive income
Currency translation adjustments	2.6	8.9
Comprehensive income	$41.7	$62.4

Basic and diluted earnings per share	$0.24	$0.33

Basic and diluted weighted average shares outstanding	160.6	160.6

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Balance Sheets
(In millions)
(Unaudited)

	September 30,	June 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$355.3	$402.8
Accounts receivable, net of allowance for doubtful accounts of $9.3 and $10.9, respectively	298.1	299.1
Notes receivable from ADP and its affiliates	—	40.6
Other current assets	171.5	164.6
Total current assets	824.9	907.1
Property, plant and equipment, net	108.5	109.9
Other assets	200.8	205.5
Goodwill	1,207.2	1,230.9
Intangible assets, net	128.9	133.8
Total assets	$2,470.3	$2,587.2

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$17.3	$—
Accounts payable	15.2	17.2
Accrued expenses and other current liabilities	147.1	154.2
Accrued payroll and payroll-related expenses	92.3	105.6
Short-term deferred revenues	186.8	194.8
Notes payable to ADP and its affiliates	—	21.9
Total current liabilities	458.7	493.7
Long-term debt	982.7	—
Long-term deferred revenues	179.7	182.8
Deferred income taxes	70.7	76.6
Other liabilities	43.4	43.9
Total liabilities	1,735.2	797.0

Stockholders' equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.6 shares; outstanding, 160.6 shares	1.6	—
Additional paid-in-capital	645.3	—
Net parent company investment	—	1,704.6
Accumulated other comprehensive income	88.2	85.6
Total stockholders’ equity	735.1	1,790.2
Total liabilities and stockholders’ equity	$2,470.3	$2,587.2

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net earnings	$39.1	$53.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	18.1	16.5
Deferred income taxes	4.5	(3.2)
Stock-based compensation expense	5.4	3.9
Pension expense	0.8	1.0
Other	(2.6)	(2.3)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(0.1)	(9.1)
Increase in other assets	(5.3)	(8.6)
Decrease in accounts payable	(1.5)	(3.1)
Decrease in accrued expenses and other liabilities	(37.1)	(40.7)
Net cash flows provided by operating activities	21.3	7.9

Cash Flows from Investing Activities:
Capital expenditures	(11.6)	(12.0)
Additions to intangible assets	(1.1)	(1.9)
Acquisitions of businesses, net of cash acquired	—	(9.7)
Proceeds from notes receivable from ADP and its affiliates	40.6	—
Net transactions of parent company investment	(240.8)	40.0
Net cash flows (used in) provided by investing activities	(212.9)	16.4

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	(21.9)	—
Borrowings on notes payable to ADP and its affiliates	—	1.0
Proceeds from long-term debt	1,000.0	—
Dividend paid to ADP at separation	(825.0)	—
Other	1.1	6.1
Net cash flows provided by financing activities	154.2	7.1

Effect of exchange rate changes on cash and cash equivalents	(10.1)	1.3

Net change in cash and cash equivalents	(47.5)	32.7

Cash and cash equivalents, beginning of period	402.8	276.3

Cash and cash equivalents, end of period	$355.3	$309.0

Supplemental Disclosure:
Cash paid for:
Income taxes and withholding taxes, net of refunds	$3.3	$2.5
Interest	1.1	0.2

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statement of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Issued		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Net Parent Company Investment	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2014	—	$—	$—	$85.6	$1,704.6	$1,790.2
Net earnings	—	—	—	—	39.1	39.1
Foreign currency translation adjustments	—	—	—	2.6	—	2.6
Net distributions to Parent	—	—	—	—	(271.8)	(271.8)
Dividend paid to ADP at separation	—	—	—	—	(825.0)	(825.0)
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the Distribution	160.6	1.6	645.3	—	(646.9)	—
Balance at September 30, 2014	160.6	$1.6	$645.3	$88.2	$—	$735.1

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Notes to the Condensed Consolidated and Combined Financial Statements
(Tabular dollars in millions, except per share amounts)
(Unaudited)
Note 1.  Basis of Presentation
A. Spin-off
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. (“ADP” or the “Parent”) approved the spin-off of the Dealer Services business of ADP ("Dealer Services"). On May 6, 2014, in preparation of the spin-off, ADP formed Dealer Services Holdings LLC, a Delaware limited liability company, to hold Dealer Services. On September 1, 2014, Dealer Services Holdings LLC was renamed CDK Global Holdings, LLC. On September 29, 2014, immediately prior to the spin-off, CDK Global Holdings, LLC converted to CDK Global, Inc. ("CDK," "CDK Global," or the "Company"). On September 30, 2014 (the "Separation Date"), the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "Distribution"). The Distribution was made pursuant to a Separation and Distribution Agreement by which ADP contributed the subsidiaries that operated the Dealer Services business to the Company. The Distribution is expected to be a tax-free transaction under Section 355 and other related provisions of the Internal Revenue Code of 1986, as amended.
Concurrent with the Distribution, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Notes 7 and 10 for further information.
B. Description of Business
The Company is a global provider of integrated technology solutions to the information technology and marketing/advertising markets of the automotive retail industry. The Company’s solutions enable automotive retailers and original equipment manufacturers (“OEMs”) to better manage, analyze and grow their businesses. The Company classifies its operations into the following reportable segments: Automotive Retail North America, Automotive Retail International, and Digital Marketing. In addition, the Company has an “Other” segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results, such as stock-based compensation expense, corporate costs, and separation costs.
C. Basis of Preparation
The financial statements presented herein represent (i) periods prior to September 30, 2014 when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements") and (ii) as of September 30, 2014 when the Company became a separate publicly-traded company (referred to as "consolidated financial statements"). Throughout this Quarterly Report on Form 10-Q when we refer to the "financial statements," we are referring to the "condensed consolidated and combined financial statements," unless the context indicates otherwise.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenue, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates. These financial statements present the condensed consolidated and combined financial position and results of operations of the Company, which was under common control and common management by ADP until the Separation Date. The historical financial results in the accompanying financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity.
The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the combined financial statements and related notes of the Company as of and for the fiscal year ended June 30, 2014 as filed in the Registration Statement on Form 10 relating to the Distribution.
The financial statements in this Quarterly Report on Form 10-Q include costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on revenue and headcount prior to the Distribution. Following the Distribution, the

Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 10 for further information on agreements entered into with ADP as a result of the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s financial statements include the following transactions with ADP or its affiliates:
Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the Distribution. These costs were related to professional services and amounted to $30.7 million for the three months ended September 30, 2014. The Company did not incur any separation costs during the three months ended September 30, 2013.
Overhead Expenses. The financial statements of the Company include an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated $7.1 million and $7.2 million of these overhead costs related to ADP’s shared functions for the three months ended September 30, 2014 and 2013, respectively, which were reported in selling, general and administrative expenses on the combined statements of comprehensive income. These allocations were based on a variety of factors. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. The financial statements include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $5.7 million and $5.3 million for the three months ended September 30, 2014 and 2013, respectively, for such trademark royalty fees. These charges were included in selling, general, and administrative expenses on the combined statements of comprehensive income. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Certain systems development functions have been outsourced to an ADP shared services facility located in India. This facility provides services to the Company as well as to other ADP affiliates. The Company purchased $5.5 million and $4.3 million of services from this facility for the three months ended September 30, 2014 and 2013, respectively. The charge for these services was included within cost of revenues on the combined statements of comprehensive income.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. At June 30, 2014, the Company recorded notes receivable from ADP and its affiliates of $40.6 million and notes payable to ADP and its affiliates of $21.9 million under contractual arrangements. Prior to the Distribution, the notes were settled; therefore, there were no outstanding notes receivable from or payable to ADP and its affiliates in the accompanying consolidated balance sheet as of September 30, 2014. Interest income on notes receivable from ADP and its affiliates for the three months ended September 30, 2014 and 2013 was $0.2 million and $0.2 million, respectively, and was included within other income, net on the consolidated and combined statements of comprehensive income. Interest expense on notes payable to ADP and its affiliates for the three months ended September 30, 2014 and 2013 was $0.2 million and $0.2 million, respectively, and was included within interest expense on the combined statements of comprehensive income.
Other Services. The Company receives other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. These expenses were included in selling, general and administrative expenses on the combined statements of comprehensive income.
D. Significant Accounting Policies
Revenue Recognition. Revenue is generated from software licenses, hosting arrangements, hardware sales and rentals, support and maintenance, professional services, advertising and digital marketing, as well as certain transactional services.

The Company recognizes software related revenue (on-site) in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, “Software-Revenue Recognition,” and non-software related revenue, hardware, and software delivered under a hosted model in accordance with ASC 605, "Revenue Recognition."
In general, revenue is recognized when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	fees are fixed or determinable; and

•	collection of the revenue is reasonably assured.
The following are the Company’s major components of revenue:

•
Bundled sales of Dealer Management Systems (“DMS”) and integrated solutions. In the Automotive Retail North America and Automotive Retail International segments, the Company receives fees for product installation, monthly fees for software licenses, ongoing software support and maintenance of DMS and other integrated solutions that are either hosted by the Company or installed on-site at the client’s location. The revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence (“VSOE”) of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when client acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the client does not have the contractual right to take possession of the software and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the client without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.

The Company also offers various hardware elements in connection with DMS and integrated solution sales. Revenue for the hardware elements is recorded under ASC 605.

•
Transactional revenues. The Company receives revenues on a fee per transaction processed basis in connection with providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, data updates, and Internet sales leads. Transactional revenues are recorded in accordance with ASC 605. Delivery occurs at the time the services are rendered. Transactional revenues are recorded in revenues gross of costs incurred for credit report processing, vehicle registrations, and Internet sales leads as the Company is contractually responsible for providing the service, software, and/or connectivity to the clients, and therefore, the Company is the primary obligor under ASC 605.

•
Digital Marketing services. The Company receives revenues from the placement of advertising for clients and providing websites and related advertising and marketing services. Digital marketing revenues are recorded in accordance with ASC 605 as delivery occurs at the time the services are rendered.

Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including the payroll related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenue is recognized as revenue. Deferred amounts are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contracts are not sufficient to recover the carrying amount of the contract assets.
Computer Software to be Sold, Leased or Otherwise Marketed. The Company's policy provides for the capitalization of certain costs of computer software to be sold, leased, or otherwise marketed. The Company's policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Maintenance-related costs are expensed as incurred. Pursuant to this policy, the Company recognized expenses of $42.2 million and $40.1 million for the three months ended September 30, 2014 and 2013, respectively, which were classified within cost of revenues on the combined statement of comprehensive income.

Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities are reflected in the consolidated and combined balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facility and bridge loan facility (as described in Note 5), including accrued interest, approximates fair value based on the borrowing rates currently available to the Company for debt with similar terms and maturities.

Note 2.  New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within those annual periods beginning after December 15, 2015. The Company has not yet determined the impact of ASU 2014-12 on its consolidated results of operations, financial condition, or cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.
Recently Adopted Accounting Pronouncements
In July 2014, the Company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated and combined results of operations, financial condition, or cash flows.

Note 3.  Earnings per Share (“EPS”)
The numerator for both basic and diluted earnings per share ("EPS") is net earnings attributable to the Company. The denominator for basic and diluted EPS is based upon the number of weighted average shares of the Company's common stock outstanding during the reporting periods. On September 30, 2014, ADP shareholders of record as of the close of business on September 24, 2014 received one share of the Company's common stock for every three shares of ADP common stock held as of the record date. For periods ended September 30, 2014 and prior, basic and diluted earnings per share were computed using the number of shares of the Company's stock outstanding on September 30, 2014, the date on which the Company's common stock was distributed to the shareholders of ADP. The same number of shares was used to calculate basic and diluted earnings per share since there were no dilutive securities in any of the periods presented.

	Three Months Ended
	September 30,	September 30,
	2014	2013
Net earnings	$39.1	$53.5
Basic and diluted earnings per share	$0.24	$0.33
Basic and diluted average shares outstanding	160.6	160.6

Note 4. Goodwill and Intangible Assets, Net
Changes in goodwill for the three months ended September 30, 2014 were as follows:

	Automotive Retail North America	Automotive Retail International	Digital Marketing	Total
Balance as of June 30, 2014	$400.1	$454.7	$376.1	$1,230.9
Currency translation adjustments	(1.0)	(22.7)	—	(23.7)
Balance as of September 30, 2014	$399.1	$432.0	$376.1	$1,207.2
Components of intangible assets, net were as follows:

	September 30,			June 30,
	2014			2014
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$106.2	$(91.3)	$14.9	$103.9	$(87.4)	$16.5
Client lists	221.5	(126.9)	94.6	222.1	(124.5)	97.6
Trademarks	27.1	(7.7)	19.4	27.1	(7.4)	19.7
Other intangibles	2.6	(2.6)	—	6.0	(6.0)	—
	$357.4	$(228.5)	$128.9	$359.1	$(225.3)	$133.8
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of intangible assets is 7 years (3 years for software and software licenses, 7 years for customer contracts and lists, and 11 years for trademarks). Amortization of intangibles was $7.6 million and $7.2 million for the three months ended September 30, 2014 and 2013, respectively.

Estimated amortization expenses of the Company's existing intangible assets as of September 30, 2014 were as follows:

Amount
Nine months ended June 30, 2015	$20.9
Twelve months ended June 30, 2016	24.2
Twelve months ended June 30, 2017	19.1
Twelve months ended June 30, 2018	16.0
Twelve months ended June 30, 2019	10.6
Twelve months ended June 30, 2020	9.4
Thereafter	28.7
$128.9

In October 2014 following our separation from ADP, the Company evaluated its branding strategy and the trademark names under which each of its businesses will operate. The Company determined that the Cobalt trademark used by the Digital Marketing segment will no longer be used. Therefore, the Company revised the estimated useful life assigned to the Cobalt trademark. The Company will recognize accelerated amortization on the trademark of $15.9 million in its second fiscal quarter ending December 31, 2014.

Note 5. Debt
Debt comprised of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Revolving credit facility	$—	$—
Term loan facility	250.0	—
Bridge loan facility	750.0	—
Total debt	1,000.0	—
Current maturities of long-term debt	17.3	—
Total long-term debt	$982.7	$—
On September 16, 2014, the Company entered into (i) a five-year $300.0 million senior unsecured revolving credit facility (the "revolving credit facility"), which was undrawn as of September 30, 2014, and (ii) a five-year $250.0 million senior unsecured term loan facility (the "term loan facility"), which was fully drawn as of September 30, 2014. The Company's revolving credit facility and term loan facility are referred together as the "Credit Facilities." The Company also entered into a new $750.0 million senior unsecured bridge loan facility (the "bridge loan facility") on September 16, 2014, which was fully drawn as of September 30, 2014. On September 30, 2014, the proceeds from the term loan facility and the bridge loan facility were used to pay ADP a cash dividend of $825.0 million, fees and expenses related to the Distribution, and fees related to the entry into the Credit Facilities and the bridge loan facility. Borrowings under the revolving credit facility and excess borrowings under the term loan facility and bridge loan facility after the Distribution are available for general corporate purposes.
Revolving Credit Facility
The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity under the revolving credit facility of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
The revolving credit facility is unsecured and loans thereunder bear interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.125% to 2.000% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of JPMorgan Chase Bank, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.125% to 1.000% per annum based on the Ratings. The unused portion of the revolving credit facility is subject to commitment fees ranging from 0.125% to 0.350% per annum based on the Ratings.
Term Loan Facility
The Company had $250.0 million of borrowings outstanding under the term loan facility as of September 30, 2014. The term loan facility will mature on September 16, 2019. The term loan facility is subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loans made on the closing date, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facility is unsecured and loans thereunder bear interest at the same rates as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the term loan facility was 3.75% as of September 30, 2014.

Restrictive Covenants and Other Matters
The Credit Facilities contain various covenants and restrictive provisions that limit the Company's subsidiaries' ability to incur additional indebtedness; the Company's ability to consolidate or merge with other entities; and the Company's subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of the Company's subsidiaries to pay dividends. If the Company fails to perform the obligations under these and other covenants, the revolving credit facility could be terminated and any outstanding borrowings, together with accrued interest, under the Credit Facilities could be declared immediately due and payable. The credit agreement also has, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness the Company may have in an aggregate principal amount in excess of $75.0 million.
The Credit Facilities also contain financial covenants that will provide that (i) the ratio of total consolidated indebtedness to consolidated EBITDA shall not exceed 3.50 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall not exceed 3.00 to 1.00.
Bridge Loan Facility
The Company had $750.0 million of borrowings outstanding under the bridge loan facility as of September 30, 2014. The bridge loan facility will mature 90 days after the date of the initial borrowing thereunder. The Company has an option to extend the maturity one time during the term of the bridge loan facility to no later than 180 days after the date of the initial borrowing thereunder. The Company is also required to prepay borrowings under the bridge loan facility upon the receipt of net proceeds from any incurrence of debt other than certain permitted debt and any issuance of equity interests in the Company.
The bridge loan facility is unsecured, and the loans thereunder will bear interest at the same rates as are applicable to US dollar loans under the Credit Facilities. The interest rate per annum on the bridge loan facility was 3.75% as of September 30, 2014.
The bridge loan facility contains the same covenants and restrictive provisions, including the financial covenants, as the Credit Facilities. If the Company fails to perform the obligations under these and other covenants, any outstanding borrowings, together with accrued interest, under the bridge loan facility could be declared immediately due and payable. The bridge loan facility also has, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness the Company may have in an aggregate principal amount in excess of $75.0 million.
The Company completed an offering of senior notes on October 14, 2014 as discussed below, the proceeds of which, together with cash on hand, were used to repay the bridge loan facility. Accordingly, $745.2 million of the the bridge loan facility was classified as a long-term obligation on the consolidated balance sheet as of September 30, 2014, which represents the net proceeds from the offering. The remaining $4.8 million was classified as a current obligation on the consolidated balance sheet as of September 30, 2014.
Senior Notes
On October 14, 2014, the Company completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "senior notes"). The issuance price of the senior notes was equal to the stated value. The 2019 notes will mature on October 15, 2019 and the 2024 notes will mature on October 15, 2024. The notes have been offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The notes are general unsecured obligations of the Company and are not guaranteed by any of the Company's subsidiaries.

The Company's aggregate scheduled maturities of the long-term debt as of September 30, 2014 were as follows:

Amount
Twelve months ended September 30, 2015	$17.3
Twelve months ended September 30, 2016	12.5
Twelve months ended September 30, 2017	12.5
Twelve months ended September 30, 2018	12.5
Twelve months ended September 30, 2019	200.0
Thereafter	745.2
$1,000.0

Note 6. Stock Based Compensation
Incentive Equity Awards Granted by ADP
All outstanding employee equity awards (stock options and restricted stock) were granted by ADP prior to September 30, 2014. The Company recognized stock-based compensation expense associated with these awards in net earnings based on the fair value of the awards on the date of grant. Stock-based compensation primarily consisted of the following for the three months ended September 30, 2014 and 2013:
Stock Options: Stock options were granted to employees at exercise prices equal to the fair market value of the ADP's common stock on the date of grant. Stock options were issued under a graded vesting schedule with a term of ten years. Compensation expense was measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units generally vested over a two- to five-year period. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.
Time-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock was measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Employees were eligible to receive dividends on the ADP shares awarded under the time-based restricted stock program.
Time-based restricted stock units are settled in cash. Compensation expense relating to the issuance of time-based restricted stock units was recorded over the vesting period, was initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date during the vesting period to the current stock value. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program.
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one- to three-year performance period and subsequent to a service period of up to 26 months. Under these programs, ADP communicated "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.
Performance-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock was measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. After the performance period, if the performance targets are achieved, employees are eligible to receive dividends on the ADP shares awarded under the performance-based restricted stock program.
Performance-based restricted stock units are settled in either cash or stock, depending on the employee’s home country, and cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock units settled in cash was recorded over the vesting period, was initially based on the fair value of the award on the grant date and was subsequently remeasured at each reporting date to the current stock value during the one-year performance period, based upon the probability that the performance target will be met. Compensation expense relating to the issuance of performance-based restricted stock units settled in stock was recorded over the vesting period based on the fair value of the award on the grant date. Dividend equivalents were paid on awards settled in stock under the performance-based restricted stock unit program.

The following table represents stock-based compensation expense and related income tax benefits for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended
	September 30,
	2014	2013
Cost of revenues	$1.7	$1.2
Selling, general and administrative expenses	3.7	2.7
Total pretax stock-based compensation expense	$5.4	$3.9

Income tax benefit	$2.0	$1.4
As of September 30, 2014, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $2.3 million, $6.6 million, and $4.1 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 1.5 years, 0.9 years, and 1.2 years, respectively.
The fair value of each stock option issued was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model were based on a combination of implied market volatilities, historical volatility of ADP's stock price and other factors. Similarly, the dividend yield was based on historical experience and expected future changes. The risk-free rate was derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants was derived from the output of the binomial model and represents the period of time that options granted were expected to be outstanding.
Incentive Equity Awards Granted by the Company
Prior to the Distribution, the Company adopted the 2014 Omnibus Award Plan ("2014 Plan"). The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to employees, directors, officers, consultants, and advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. No equity awards were granted by the Company under the 2014 Plan as of September 30, 2014.
Incentive Equity Awards Converted from ADP Awards
On October 1, 2014, ADP's outstanding equity awards for employees of the Company were converted into equity awards of CDK at a ratio of 2.757 CDK equity awards for every ADP equity award held prior to the spin-off. The Company's equity awards have the same terms and conditions as the ADP equity awards discussed above. As a result, the Company issued 2.3 million stock options with a weighted average exercise price of $19.64, 0.7 million time-based restricted shares, and 0.2 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company's equity awards. As the conversion was considered a modification of an award in accordance with Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation," the Company compared the fair value of the award immediately prior to the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The fair values immediately prior to and after Distribution were estimated using a binomial option pricing model. The conversion resulted in an increase in the fair value of the awards by $1.4 million, which will be recognized in net earnings prospectively.

The following table presents the assumptions used to determine the fair value of the outstanding ADP awards converted into equity awards of CDK to measure the incremental compensation cost:

Risk-free interest rate	1.1%
Dividend yield	1.1%
Weighted average volatility factor	23.9%
Weighted average expected life (in years)	3.4
Weighted average fair value (in dollars)	$12.50

Note 7. Income Taxes
The Company and ADP entered into a tax matters agreement as part of the Distribution that governs the rights and obligations of both parties after the Distribution with respect to taxes for both pre- and post-Distribution periods. Under this agreement, ADP is generally required to indemnify the Company for any income taxes attributable to ADP's operations or the Company's operations and for any non-income taxes attributable to ADP's operations, in each case for all pre-Distribution periods as well as any taxes arising from transactions effected to consummate the Distribution, and the Company generally is required to indemnify ADP for any non-income taxes attributable to the Company's operations for all pre-Distribution periods and for any income taxes attributable to the Company's operations for post-Distribution periods.
The Company is generally required to indemnify ADP against any tax resulting from the Distribution (and against any claims made against ADP in respect of any tax imposed on its stockholders), in each case if that tax results from (i) an issuance of a significant amount of the Company's equity securities, a redemption of a significant amount of the Company's equity securities or the Company's involvement in other significant acquisitions of the Company's equity securities (excluding the Distribution), (ii) other actions or failures to act by the Company or (iii) any of the Company's representations or undertakings referred to in the tax matters agreement being incorrect or violated. ADP will generally be required to indemnify the Company for any tax resulting from the Distribution if that tax results from (a) ADP's issuance of its equity securities, redemption of its equity securities or involvement in other acquisitions of its equity securities, (b) other actions or failures to act by ADP, or (c) any of ADP's representations or undertakings referred to in the tax matters agreement being incorrect or violated.
The Company recognized a receivable from ADP related to state income taxes and a payable to ADP related to non-U.S. income taxes under the tax matters agreement of $1.2 million and $7.2 million as of September 30, 2014, respectively.
The Company recorded valuation allowances of $4.0 million and $7.1 million as of September 30, 2014 and June 30, 2014, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the three months ended September 30, 2014, after considering all available evidence, the Company concluded it is more likely than not that certain future tax benefits will be realized. Therefore, an adjustment of $2.3 million was recorded in the provision for income taxes to reduce the previously recorded valuation allowance.

The effective tax rate for the three months ended September 30, 2014 and 2013 was 37.6% and 32.6%, respectively. The effective tax rate was impacted by certain separation costs that were not tax deductible, partially offset by a valuation allowance adjustment and the resolution of certain tax matters during this fiscal quarter. The effective tax rate for the three months ended September 30, 2013 was impacted by a tax benefit associated with an adjustment to our liability for uncertain tax matters.

Note 8. Commitments and Contingencies
The Company is subject to various claims and litigation in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

It is not the Company’s business practice to enter into off-balance sheet arrangements. In the normal course of business, the Company may enter into contracts in which it makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.

Note 9. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income. Other comprehensive income results from items deferred on the consolidated and combined balance sheets in stockholders' equity. The Company's other comprehensive income for the three months ended September 30, 2014 and 2013 and AOCI balances as of September 30, 2014 and June 30, 2014 were comprised solely of currency translation adjustments. Other comprehensive income was $2.6 million and $8.9 million for the three months ended September 30, 2014 and 2013, respectively. The accumulated balances reported in AOCI on the consolidated and combined balance sheet for currency translation adjustments were $88.2 million and $85.6 million as of September 30, 2014 and June 30, 2014, respectively.

Note 10. Transactions with ADP
Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided by ADP to the Company are operational and administrative infrastructure-related services, such as use of the e-mail domain “adp.com,” facilities sharing, procurement support, tax, human resources administrative services and services related to back office support and software development in ADP's Indian facilities. Among the principal services to be provided by the Company to ADP are operational and administrative infrastructure-related services, such as facilities sharing and human resources administrative services. The agreement will expire and services under it will cease no later than one year following the Distribution date or sooner in the event the Company no longer requires such services.
The Company entered into a data services agreement with ADP prior to the Distribution under which ADP will provide the Company with certain data center sharing services relating to the provision of information technology, platform support, hosting and network services. The term of the agreement will expire two years after the Distribution date.
The Company entered into an intellectual property transfer agreement with ADP prior to the Distribution under which ADP assigned to the Company certain patents, trademarks, copyrights and other intellectual property developed or owned by ADP or certain of its subsidiaries and with respect to which the Company is the primary or exclusive user today or the anticipated primary or exclusive user in the future. The term of the agreement is perpetual after the Distribution date.
The Company also entered into an employee matters agreement with ADP prior to the Distribution pursuant to which certain employee benefit matters will be addressed, such as the treatment of ADP options held by Company employees after the separation and the treatment of benefits for Company management employees who participate in and have accrued benefits under the ADP Supplemental Officers Retirement Plan. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which the Company's employees participate following the Distribution. ADP will remain responsible for the payment of all benefits under the ADP plans.
As of September 30, 2014, minimal costs were incurred under these agreements, as the agreements became effective in connection with the Distribution on September 30, 2014.

Note 11. Interim Financial Data by Segment
The Company manages its business operations through strategic business units. The Company's reportable segments represent its strategic business units, or operating segments, which include: Automotive Retail North America, Automotive Retail International, and Digital Marketing. The primary components of the Other segment are corporate allocations and other expenses not recorded in the segment results, such as stock-based compensation expense, corporate costs, and separation costs. Certain expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. Reportable segment revenues and earnings before income taxes for the three months ended September 30, 2013 have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2015. This adjustment is made for management reporting purposes so that the reportable revenues and earnings before taxes for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.

Segment results:

	Revenues
	Three Months Ended
	September 30,
	2014	2013
Automotive Retail North America	$327.7	$312.5
Automotive Retail International	86.4	85.0
Digital Marketing	103.7	87.0
Foreign Exchange	(1.8)	(3.0)
Total	$516.0	$481.5

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2014	2013
Automotive Retail North America	$93.0	$76.5
Automotive Retail International	12.6	11.2
Digital Marketing	8.2	7.3
Other (a)	(50.7)	(15.8)
Foreign Exchange	(0.4)	0.2
Total	$62.7	$79.4

(a) Other includes $30.7 million of separation costs for the three months ended September 30, 2014. The Company did not incur any separation costs during the three months ended September 30, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," "CDK Global," or the "Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the Company's success in obtaining, retaining and selling additional services to clients;

•	the pricing of our products and services;

•	overall market and economic conditions, including interest rate and foreign currency trends;

•	competitive conditions;

•	auto sales and related industry changes;

•	employment and wage levels;

•	changes in regulation;

•	changes in technology;

•	availability of skilled technical employees/labor/personnel; and

•	the impact of new acquisitions and divestitures.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” under “Item 1A. Risk Factors” of our Registration Statement on Form 10 (the “Form 10”) and in this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors,” for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the Form 10. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
The following discussion should be read in conjunction with our condensed consolidated and combined financial statements and accompanying notes thereto included elsewhere herein. In this Quarterly Report on Form 10-Q, all references to "we," "our," and "us" refer collectively to CDK and its consolidated subsidiaries.
RESULTS OF OPERATIONS
Executive Overview
We are the largest global provider, both in terms of revenue and geographic reach, of integrated technology and digital marketing/advertising solutions to the automotive retail industry. We have over 40 years of experience in innovating, designing, and implementing solutions for automotive retailers and original equipment manufacturers ("OEMs") to better manage, analyze and grow their businesses. Our solutions automate and integrate critical workflow processes from pre-sale targeted advertising and marketing campaigns to the sale, financing, insurance, parts supply, repair and maintenance of vehicles, with an increasing focus on utilizing big data analytics and predictive intelligence. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
Our solutions address the entire breadth of the automotive retailers’ value chain. Our automotive retail solutions offer technology that helps manage and generate additional efficiency on the supply side of the industry. These solutions were built through decades of innovation and experience in helping our clients with all aspects of the automotive retail process. We also offer digital marketing solutions to enable our clients to create demand for their products by designing and managing complete digital marketing and advertising strategies for their businesses. These solutions allow our clients to plan and automate sophisticated marketing campaigns, gather comprehensive data on these campaigns and further refine their strategies to maximize the effectiveness of their advertising spend.
We are organized into three reportable segments: Automotive Retail North America (“ARNA”), Automotive Retail International (“ARI”), and Digital Marketing (“DM”). A brief description of each of these three segments’ operations is provided below.
Automotive Retail North America
Through our ARNA segment, we provide technology-based solutions that help automotive retailers, OEMs, and other industry participants manage the sale, financing, insurance, parts supply, repair and maintenance of vehicles. Our solutions help our clients streamline their operations, better target and serve their customers and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, minivans, light trucks and sport utility vehicles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats and other marine vehicles and recreational vehicles.
Automotive Retail International
Through our ARI segment, we provide technology-based solutions similar to those provided in our ARNA segment in approximately 100 countries outside of the United States and Canada. The solutions provided to our clients within the ARI segment of our business help streamline operations for their businesses and enhance the financial performance of their operations within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Clients of our ARI segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa and Latin America.
Digital Marketing
Through our DM segment, we provide a suite of integrated digital marketing solutions for OEMs and automotive retailers, including websites and management of their digital advertising spend. These solutions provide a coordinated offering across multiple digital marketing channels to help achieve client marketing and sales objectives, and coordinate execution between OEMs and their retailer networks. Our solutions are currently provided in the United States, Canada, Mexico, Australia, and New Zealand.
Factors Affecting Comparability of Financial Results
Our Separation from ADP
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. (“ADP” or the “Parent”) approved the spin-off of the Dealer Services business of ADP ("Dealer Services"). On May 6, 2014, in preparation of the spin-off, ADP formed Dealer Services Holdings LLC, a Delaware limited liability company, to hold Dealer Services. On September 1, 2014, Dealer Services Holdings LLC was renamed CDK Global Holdings, LLC. On September 29, 2014, immediately prior to the spin-off, CDK Global Holdings, LLC converted to CDK Global, Inc. On September 30, 2014 (the "Separation Date"), the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "Distribution"). The Distribution was made pursuant to a Separation and Distribution Agreement by which ADP contributed the subsidiaries that operated the Dealer Services business to the Company. The Distribution is expected to be a tax-free transaction under Section 355 and other related provisions of the Internal Revenue Code of 1986, as amended.

Historical ADP Cost Allocations Versus CDK as a Stand-alone Company
Our historical combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These financial statements present the combined financial position and results of operations of the CDK business of ADP, which are the subject of the Distribution. The combined financial statements include allocated costs for facilities, functions and services used by CDK at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to CDK based on usage.
Specifically, these costs were allocated by ADP to the Company as follows:

•
cost of certain systems, such as for procurement and expense management, which were supported by ADP’s corporate information technology group, were allocated based on the approximate usage of information technology systems by CDK in relation to ADP’s total usage;

•
corporate human resources costs were allocated based on the estimated percentage of usage by CDK, including benefits, recruiting, global learning and development, employee relocation services and other human resources shared services;

•	travel department costs were allocated based on the estimated percentage of travel directly related to CDK;

•	security department costs were allocated based on the estimated percentage of usage of security for CDK in relation to ADP’s total security usage;

•
real estate department costs were allocated based on the estimated percentage of square footage of facilities for CDK that were managed by the ADP corporate real estate department in relation to ADP’s total managed facilities; and

•	all other allocations were based on an estimated percentage of support staff time related to CDK in comparison to ADP as a whole.
Although we believe these allocation methods are reasonable, we also believe, for the reasons discussed below, that the historical allocation of ADP's expenses to the Company may be significantly less than the actual costs we will incur as an independent public company.
Size and influence of ADP. We generally benefited from the size of ADP in negotiating many of our overhead costs and were able to leverage the ADP business as a whole in obtaining favorable pricing. ADP is a larger company than we are and, as such, is capable of negotiating large volume discounts. As a stand-alone company, we will also be seeking discounts, but our discounts may be less favorable because of lower volumes.
Shared corporate overhead. As a division of ADP, we were historically managed by the senior management of ADP. Moreover, ADP performed all public company obligations, including:

•	compensation of corporate headquarters management and of directors;

•	corporate finance functions including accounting, treasury, internal audit, investor relations, and tax;

•	annual meetings of stockholders;

•	board of directors and committee meetings;

•	Exchange Act annual, quarterly, and current report preparation and filing, including reports to stockholders;

•	SEC and stock exchange corporate governance compliance; and

•	stock exchange listing fees and transfer agent fees; and directors and officers insurance.
As an independent public company, these obligations are ours and we will bear all of these expenses directly. The historical allocation of ADP’s expenses to the Company may be significantly less than the actual costs we will incur as an independent public company. In addition to public company expenses, other general overhead transactions were handled for us by ADP, such as data center services, which, after the Distribution may still be provided by ADP, but will be transitioned to us over a short period of time.
New Financing
We entered into new debt financing arrangements in connection with the Distribution. At the time of the Distribution, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of September 30, 2014. Immediately prior to the Distribution, we used the proceeds from such debt financing arrangements to fund a cash dividend payment to ADP of $825.0 million.  Borrowings under the revolving credit facility and excess borrowings under the term loan facility and bridge loan facility after the Distribution are available for general corporate purposes.
On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "notes"). The issuance price of the senior notes was equal to the stated value. We used net proceeds from the notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenues by providing services to clients. In our ARNA and ARI segments (together, our “Automotive Retail segments”), we receive monthly fees for software licenses, ongoing software support and maintenance of Dealer Management Systems (“DMS”) and other integrated solutions that are either hosted or installed on-site at the customer’s location. In our ARNA segment, we also receive revenues on a fee per transaction processed basis, where we provide automotive retailers, primarily in the United States, solutions with third parties to process credit reports, vehicle registrations, data updates, and Internet sales leads. We also receive revenues for installing on-site and hosted DMS solutions and for training and consulting with clients, in addition to monthly fees related to hosting DMS solutions in cases where clients outsource their information technology management activities to the Company. In our DM segment, revenue is primarily earned for advertising, search marketing, websites, and reputation management services delivered to automotive retailers and OEMs. We receive monthly recurring fees for services provided and we receive revenues for placement of automotive retail advertising. We also receive revenues for customization services and for training and consulting services.
Expenses. Expenses generally relate to the cost of providing the services to clients in the three business segments. In the Automotive Retail segments, significant expenses include employee payroll and other labor related costs, the cost of hosting customer systems, third-party costs for transaction based solutions and licensed software utilized in our solution offerings, computer hardware, software, telecommunications, transportation, and distribution costs, and other general overhead items. In the DM segment, significant expenses include third-party content for website and other Internet-based offerings such as advertising placements, employee payroll and other labor related costs, the cost of hosting customer websites, computer hardware, software, and other general overhead items. We also have some company-wide expenses attributable to management compensation and corporate overhead.
Key Performance Measures
We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business and making operating and strategic decisions:
Dealer Management System Client Sites. We track the number of client sites that have an active DMS. Consistent with our strategy of growing our Automotive Retail client base, we view the number of client sites purchasing our DMS solutions as an indicator of market penetration for our Automotive Retail segments. Our DMS client site count includes retailers that sell vehicles and have an active DMS. We consider a DMS to be active if we have billed a subscription fee for that solution during the most recently ended calendar month.
Average Revenue Per DMS Client Site. Average revenue per Automotive Retail DMS client site is an indicator of the adoption of our solutions by DMS clients, and we monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current client base through upgrading and expanding solutions and increasing transaction volumes. We calculate average revenue per DMS client site by dividing the monthly applicable revenue generated from our solutions in a period by the average number of DMS client sites in the period.

Websites. For the DM segment, we track the number of websites that we host and develop for our OEM and automotive retail clients as an indicator of business activity. The number of websites as of a specified date is the total number of full function dealer websites or portals that are currently accessible.
Average Revenue Per Website. We monitor changes in our average revenue per website as an indicator of the relative depth of our relationships in our DM segment. We calculate average revenue per website by dividing the monthly revenue generated from our DM solutions in a period, excluding OEM advertising revenues, by the average number of client websites in the period.
OEM Advertising. For the DM segment, we track the amount of advertising revenue generated from OEMs on either a national or regional scale as a measure of our effectiveness in delivering advertising services to the OEM market.
Results of Operations
The following is a discussion of the results of our consolidated and combined operations for the three months ended September 30, 2014 and 2013 ("fiscal 2015" and "fiscal 2014," respectively). For a discussion of our operations by segment, see "Analysis of Reportable Segments."
The table below presents consolidated and combined statement of operations data for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Revenues	$516.0	$481.5	$34.5	7%
Cost of revenues	309.8	296.9	12.9	4%
Selling, general and administrative costs	112.4	105.1	7.3	7%
Separation costs	30.7	—	30.7	n/m
Total expenses	452.9	402.0	50.9	13%
Operating earnings	63.1	79.5	(16.4)	(21)%
Interest expense	(1.1)	(0.2)	0.9	n/m
Other income, net	0.7	0.1	0.6	n/m
Earnings before income taxes	62.7	79.4	(16.7)	(21)%
Margin %	12.2%	16.5%
Provision for income taxes	(23.6)	(25.9)	2.3	(9)%
Effective tax rate	37.6%	32.6%
Net earnings	$39.1	$53.5	$(14.4)	(27)%
Revenues. Revenues for the three months ended September 30, 2014 were $516.0 million, an increase of $34.5 million, or 7%, as compared to $481.5 million for the same period in fiscal 2014. Growth in the DM segment drove approximately 4 percentage points of growth, with the ARNA segment providing 3 percentage points of growth, and the remainder from ARI. See discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2014 increased $12.9 million, or 4%, as compared to the same period in fiscal 2014. The increase in cost of revenues was primarily due to increased costs for advertising placement to support growth in DM revenues. Cost of revenues also includes research and development expenses related to client solutions of $42.2 million and $40.1 million for the three months ended September 30, 2014 and 2013, respectively, representing 8% of revenue in each period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 increased $7.3 million, or 7%, as compared to the same period in fiscal 2014, due primarily to costs incurred related to the formation of corporate departments as a stand-alone public company and higher sales force expenses incurred to drive deeper penetration in our DM client base. We incurred incremental costs associated with the formation of corporate departments as a stand-alone public company of $0.9 million during the three months ended September 30, 2014.

Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs for the three months ended September 30, 2014 were $30.7 million; there were no comparable costs incurred in the same period in fiscal 2014.
Interest Expense. Interest expense for the three months ended September 30, 2014 increased $0.9 million as compared to the same period in fiscal 2014 due to fees incurred in connection with our long-term debt financing.
Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2014 was 37.6%, as compared to 32.6% for the same period in fiscal 2014. The increase in the effective tax rate was impacted by certain separation costs that were not tax deductible, partially offset by a valuation allowance adjustment and the resolution of certain tax matters during the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2013 was impacted by a tax benefit associated with an adjustment to our liability for uncertain tax matters.
Net Earnings. Net earnings for the three months ended September 30, 2014 were $39.1 million, a decrease of $14.4 million, or 27%, as compared to $53.5 million for the same period in fiscal 2014. The decrease in net earnings is primarily driven by one-time separation costs directly attributable to our spin-off from ADP.
Non-GAAP Measures
We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items for planning and forecasting purposes. We believe that adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by the Company and improves our ability to understand our operating performance. Adjusted earnings before income taxes and adjusted net earnings for the three months ended September 30, 2014 exclude incremental costs incurred that were directly attributable to our separation from ADP and the tax benefit on certain separation costs that were tax deductible. Additionally, adjusted earnings before income taxes and adjusted net earnings for the three months ended September 30, 2013 reflect reductions related to incremental costs associated with the formation of corporate departments as a stand-alone public company, incremental interest expense associated with our long-term debt, and the related tax benefit of these adjustments in order to show these metrics on a comparable basis with the three months ended September 30, 2014. Since adjusted earnings before income taxes and adjusted net earnings are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted earnings before income taxes and adjusted net earnings:

	Three Months Ended
	September 30
	2014	2013	$ Change	% Change
Earnings before income taxes	$62.7	$79.4	$(16.7)	(21)%
Adjustments:
Separation costs	30.7	—	30.7
Stand-alone public company costs	—	(0.9)	0.9
Interest expense	—	(1.0)	1.0
Adjusted earnings before income taxes	$93.4	$77.5	$15.9	21%
Adjusted margin %	18.1%	16.1%

Net earnings	$39.1	$53.5	$(14.4)	(27)%
Adjustments:
Separation costs	30.7	—	30.7
Stand-alone public company costs	—	(0.9)	0.9
Interest expense	—	(1.0)	1.0
Income tax effect on adjustments	(3.7)	0.6	(4.3)
Adjusted net earnings	$66.1	$52.2	$13.9	27%

Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for the three months ended September 30, 2014 were $93.4 million, an increase of $15.9 million, or 21%, as compared to $77.5 million for the same period in fiscal 2014. Margin increased from 16.1% to 18.1% primarily due to lower employee benefit-related costs in the first quarter of fiscal 2015 prior to our separation from ADP, higher level of technology upgrades within our client base which are more profitable than new client installations, partially offset by higher mix of lower margin advertising revenues in the DM segment, increased DM sales force headcount to drive deeper penetration in our client base, and increased investment in product development.
Adjusted Net Earnings. Adjusted net earnings for the three months ended September 30, 2014 were $66.1 million, an increase of $13.9 million, or 27%, as compared to $52.2 million for the same period in fiscal 2014. The increase in adjusted net earnings was due to the items discussed above in adjusted earnings before income taxes partially offset by the tax effect of separation costs.
EBITDA is calculated as earnings before income taxes adjusted to exclude interest expense, depreciation, and amortization. Adjusted EBITDA is calculated as earnings before income taxes adjusted to exclude interest expense, depreciation, amortization, and incremental costs incurred that were directly attributable to our separation from ADP during the three months ended September 30, 2014. Additionally, adjusted EBITDA for the three months ended September 30, 2013 reflects a reduction related to incremental costs associated with the formation of corporate departments as a stand-alone public company in order to show these metrics on a comparable basis with the three months ended September 30, 2014. Since EBITDA and adjusted EBITDA are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
The following table shows the reconciliation of the most directly comparable GAAP measure to EBITDA and adjusted EBITDA:

	Three Months Ended
	September 30
	2014	2013	$ Change	% Change
Earnings before income taxes	$62.7	$79.4	$(16.7)	(21)%
Adjustments:
Interest expense	1.1	0.2	0.9
Depreciation and amortization	18.1	16.5	1.6
EBITDA	$81.9	$96.1	$(14.2)	(15)%
Adjustments:
Separation costs	30.7	—	30.7
Stand-alone public company costs	—	(0.9)	0.9
Adjusted EBITDA	$112.6	$95.2	$17.4	18%
Adjusted margin %	21.8%	19.8%

EBITDA.  EBITDA for the three months ended September 30, 2014 was $81.9 million, a decrease of $14.2 million, or 15%, as compared to $96.1 million for the same period in fiscal 2014.  The decrease in EBITDA was primarily due to the separation costs incurred in the first quarter of fiscal 2015, partially offset by revenue growth, lower employee benefit-related costs prior to our separation from ADP, and a higher level of technology upgrades within our client base which are more profitable than new client installations.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2014 was $112.6 million, an increase of $17.4 million, or 18% as compared to $95.2 million for the same period in fiscal 2014.  The increase in adjusted EBITDA was due to the items discussed above in EBITDA excluding the one-time separation costs directly attributable to our spin-off from ADP.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three months ended September 30, 2014 and 2013. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. Reportable segment revenues and earnings before income taxes for the three months ended September 30, 2013 have been adjusted to reflect updated budgeted foreign exchange rates for the year ended June 30, 2015. This adjustment was made for management purposes so that the reportable revenues for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.
Segment Revenues
The table below presents data on revenues by segment for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Automotive Retail North America	$327.7	$312.5	$15.2	5%
Automotive Retail International	86.4	85.0	1.4	2%
Digital Marketing	103.7	87.0	16.7	19%
Reconciling item:
Foreign exchange	(1.8)	(3.0)	1.2	(40)%
Revenues	$516.0	$481.5	$34.5	7%
Segment Earnings before Income Taxes
The table below presents data on earnings before income taxes by segment for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended
	September 30,
	2014	Margin %	2013	Margin %	$ Change	% Change
Automotive Retail North America	$93.0	28.4%	$76.5	24.5%	$16.5	22%
Automotive Retail International	12.6	14.6%	11.2	13.2%	1.4	13%
Digital Marketing	8.2	7.9%	7.3	8.4%	0.9	12%
Other	(50.7)	n/m	(15.8)	n/m	(34.9)	n/m
Reconciling item:
Foreign exchange	(0.4)	n/m	0.2	n/m	(0.6)	n/m
Total earnings before income taxes	$62.7	12.2%	$79.4	16.5%	$(16.7)	(21)%
Automotive Retail North America Segment
Revenues. ARNA revenues increased $15.2 million, or 5%, to $327.7 million for the three months ended September 30, 2014, as compared to the same period in fiscal 2014. DMS client site count for the three months ending September 30, 2014 was approximately 13,692 sites, an increase of approximately 3% compared to 13,268 sites for the same period in fiscal 2014. The increase in DMS client sites contributed to 2 percentage points of overall revenue growth. In addition, we experienced 5% growth in average revenue per DMS client, driven by a combination of increased sales of new or expanded solutions to our existing client base and pricing. The growth in revenue per DMS client contributed 4 percentage points of overall revenue growth. Transaction related revenue contributed a 1 percentage point decline in revenue on decreased Internet sales leads transactions.
Earnings Before Income Taxes. ARNA earnings before income taxes increased $16.5 million, or 22%, to $93.0 million for the three months ended September 30, 2014, as compared to the same period in fiscal 2014. Margin increased from 24.5% to 28.4% for the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily due to lower employee benefit-related costs in the first quarter of fiscal 2015 prior to our separation from ADP, higher level of technology upgrades within our client base, which are more profitable than new client installations as well as increased operating efficiencies.
Automotive Retail International Segment
Revenues. ARI revenues increased $1.4 million, or 2%, to $86.4 million for the three months ended September 30, 2014, as compared to the same period in fiscal 2014. The increase in revenues was primarily due to increased average revenue per client.
Earnings Before Income Taxes. ARI earnings before income taxes increased $1.4 million, or 13%, to $12.6 million for the three months ended September 30, 2014, as compared to the same period in fiscal 2014. Margin increased from 13.2% to 14.6% due to operating efficiencies.
Digital Marketing Segment
Revenues. DM revenues increased $16.7 million, or 19%, to $103.7 million for the three months ended September 30, 2014, as compared to the same period in fiscal 2014. This increase was due to a 48% increase in OEM advertising over the prior period, which contributed 11 percentage points of revenue growth. Average monthly revenue per website increased 8%, which contributed 6 percentage points of revenue growth. We experienced an increase in website count of 2%, which contributed 2 percentage points of revenue growth.
    Earnings Before Income Taxes. DM earnings before income taxes increased $0.9 million, or 12%, to $8.2 million for the three months ended September 30, 2014, as compared to the same period in fiscal 2014. Margin decreased from 8.4% to 7.9% primarily due to higher mix of lower margin advertising revenues and increased sales force headcount to drive deeper penetration in our client base.
Other
The primary components of the Other earnings before income taxes are certain costs that are not allocated to our reportable segments, such as stock-based compensation expense and costs that are directly attributable to our separation from ADP. Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $5.4 million and $3.9 million, respectively. Separation costs incurred during the three months ended September 30, 2014 were $30.7 million; no comparable costs were incurred in the same period in fiscal 2014. Other also includes costs incurred related to the formation of corporate departments as a stand-alone public company.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2014, cash and cash equivalents were $355.3 million, stockholders' equity was $735.1 million, and the ratio of long-term debt-to-equity was 133.7%.  Working capital at September 30, 2014 was $366.2 million, as compared to $413.4 million at June 30, 2014. The decrease in working capital resulted from a decrease in cash and cash equivalents and the settlement of notes receivable from ADP and its affiliates, offset by an overall decrease in accounts payable and accrued expenses, the settlement of notes payable to ADP and its affiliates, and the incurrence of current maturities of long-term debt attributable to the term loan facility and bridge loan facility.
Our principal source of liquidity is derived from cash generated through operations.  We also entered into new debt financing arrangements in connection with the Distribution. At the time of the Distribution, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of September 30, 2014. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "notes"). The issuance price of the senior notes was equal to the stated value. We used net proceeds from the notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
Of the $355.3 million of cash and cash equivalents held at September 30, 2014, $119.4 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. No income tax has been accrued on the undistributed foreign earnings since our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for the three months ended September 30, 2014 and 2013, are summarized as follows:

	Three Months Ended
	September 30,
	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$21.3	$7.9	$13.4
Investing activities	(212.9)	16.4	(229.3)
Financing activities	154.2	7.1	147.1
Effect of exchange rate changes on cash and cash equivalents	(10.1)	1.3	(11.4)
Net change in cash and cash equivalents	$(47.5)	$32.7	$(80.2)
Net cash flows provided by operating activities were $21.3 million for the three months ended September 30, 2014, as compared to $7.9 million for the same period in fiscal 2014.  This $13.4 million increase was primarily due to a comparative increase of $17.5 million in net working capital components, which was due to the timing of cash payments made to our vendors and employees, and cash payments received from our clients in the normal course of business. Net earnings adjusted for non-cash items decreased by $4.1 million when compared to the three months ended September 30, 2013.
Net cash flows used in investing activities were $212.9 million for the three months ended September 30, 2014, as compared to net cash flows provided by investing activities of $16.4 million for the same period in fiscal 2014. This $229.3 million decrease in cash used in investing activities was primarily due to net transactions of parent company investment of $280.8 million in the three months ended September 30, 2014, partially offset by proceeds from notes receivable from ADP and its affiliates of $40.6 million. In addition, there were no business acquisitions during the three months ended September 30, 2014 compared to $9.7 million of cash payments related to business acquisitions during the same period in fiscal 2014.
Net cash flows provided by financing activities were $154.2 million for the three months ended September 30, 2014 as compared to $7.1 million for the same period in fiscal 2014.  This $147.1 million increase in cash provided by financing activities is primarily due to transactions related to our spin-off from ADP, including the $825.0 million dividend paid to ADP, and repayment of notes payable to ADP and its affiliates of $21.9 million, offset by proceeds from long-term debt of $1.0 billion.
In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products.  We do not expect any material losses related to such representations and warranties.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility, term loan facility, and bridge loan facility as those arrangements contain interest rates that are not fixed. As of September 30, 2014, our revolving credit facility was undrawn. A hypothetical increase in the interest rate on our term loan facility of 10% would have resulted in an immaterial impact on earnings before income taxes for the three months ended September 30, 2014.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of September 30, 2014, operations in foreign jurisdictions were principally transacted in Canadian dollars, Renminbi, Sterling, and Euros. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $2.2 million for the three months ended September 30, 2014.

We manage our exposure to these market risks through our regular operating and financing activities. We may in the future use derivative financial instruments as risk management tools.
CONTRACTUAL OBLIGATIONS
The Company and ADP entered into a tax matters agreement as part of the Distribution that governs the rights and obligations of both parties after the Distribution with respect to taxes for both pre- and post-Distribution periods. Under this agreement, ADP is generally required to indemnify the Company for any income taxes attributable to its operations or our operations and for any non-income taxes attributable to its operations, in each case for all pre-Distribution periods as well as any taxes arising from transactions effected to consummate the Distribution, and the Company generally will be required to indemnify ADP for any non-income taxes attributable to our operations for all pre-Distribution periods and for any taxes attributable to our operations for post-Distribution periods.
The Company is generally required to indemnify ADP against any tax resulting from the Distribution (and against any claims made against ADP in respect of any tax imposed on its stockholders), in each case if that tax results from (i) an issuance of a significant amount of our equity securities, a redemption of a significant amount of our equity securities or our involvement in other significant acquisitions of our equity securities (excluding the Distribution), (ii) other actions or failures to act by us or (iii) any of our representations or undertakings referred to in the tax matters agreement being incorrect or violated. ADP is generally required to indemnify us for any tax resulting from the Distribution if that tax results from (a) ADP's issuance of its equity securities, redemption of its equity securities or involvement in other acquisitions of its equity securities, (b) other actions or failures to act by ADP, or (c) any of ADP's representations or undertakings referred to in the tax matters agreement being incorrect or violated.
Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided by ADP to the Company are operational and administrative infrastructure-related services, such as use of the e-mail domain “adp.com,” facilities sharing, procurement support, tax, human resources administrative services and services related to back office support and software development in our Indian facilities. Among the principal services to be provided by the Company to ADP are operational and administrative infrastructure-related services, such as facilities sharing and human resources administrative services. The agreement will expire and services under it will cease no later than one year following the Distribution date or sooner in the event the Company no longer requires such services.
The Company entered into a data services agreement with ADP prior to the Distribution under which ADP will provide us with certain data center sharing services relating to the provision of information technology, platform support, hosting and network services. The term of the agreement will expire two years after the Distribution date.
The Company entered into an intellectual property transfer agreement with ADP prior to the Distribution under which ADP assigned to the Company certain patents, trademarks, copyrights and other intellectual property developed or owned by ADP or certain of its subsidiaries and with respect to which we are the primary or exclusive user today or the anticipated primary or exclusive user in the future. The assignment is perpetual after the Distribution date of the agreement.
The Company also entered into an employee matters agreement with ADP prior to the Distribution pursuant to which certain employee benefit matters will be addressed, such as the treatment of ADP options held by our employees after the separation and the treatment of benefits for Company management employees who participate in and have accrued benefits under the ADP Supplemental Officers Retirement Plan. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which our employees participate following the Distribution. ADP will remain responsible for the payment of all benefits under the ADP plans.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated and combined financial statements and accompanying notes have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses.  We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated and combined financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of

Operations. Since the date of the Form 10, there have been no material changes to our critical accounting policies or the methodologies or assumptions we use in applying them.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2014, the FASB issued ASU 2014-12, "Compensation -- Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within those annual periods beginning after December 15, 2015. The Company has not yet determined the impact of ASU 2014-12 on its consolidated results of operations, financial condition, or cash flows.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.
In July 2014, the Company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated and combined results of operations, financial condition, or cash flows.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.  Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1.  Legal Proceedings

From time to time, we are involved in legal, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business activities. We do not expect that an adverse outcome in one or more of these proceedings will have a material adverse effect on our business, results of operations, financial condition or liquidity.

Item 1A.  Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" of our registration statement on Form 10 filed with the SEC. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the "Risk Factors" section of our Form 10 filed with the SEC.
We have clients in approximately 100 countries, where we are subject to country-specific risks that could negatively impact our business, results of operations and financial condition.
During the three months ended September 30, 2014, we generated approximately 22% of our revenues outside of the United States, and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations and financial condition.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In May 2014, in connection with our formation, the Company issued 100 limited liability company membership interests to ADP for an aggregate consideration of $100. These securities were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the sale.
In connection with our conversion to a Delaware corporation on September 29, 2014, we issued to ADP 160,604,478 shares of our common stock in consideration of the cancellation of our outstanding limited liability company membership interests held by ADP. These shares of common stock were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction will not involve a public offering. No underwriters were involved in the transaction.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of CDK Global, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486))
3.2	By-laws of CDK Global, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486))
4.1
Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 3.30% Senior Notes due 2019 were issued (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on October 14, 2014 (File No. 1-36486))

4.2
Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.50% Senior Notes due 2024 were issued (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on October 14, 2014 (File No. 1-36486))

4.3
Registration Rights Agreement, dated as of October 14, 2014, among CDK Global, Inc. and the initial purchasers named therein, relating to the 3.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on October 14, 2014 (File No. 1-36486))

4.4
Registration Rights Agreement, dated as of October 14, 2014, among CDK Global, Inc. and the initial purchasers named therein, relating to the 4.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on October 14, 2014 (File No. 1-36486))

10.1
Credit Agreement, dated as of September 16, 2014, among the Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 16, 2014 (File No. 1-36486))

10.2
Bridge Credit Agreement, dated as of September 16, 2014, among the Company, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 16, 2014 (File No. 1-36486))

10.3
Separation and Distribution Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486))

10.4
Tax Matters Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486))

10.5
Transition Services Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486))

10.6
Data Center Services Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486))

10.7
Intellectual Property Transfer Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486))

10.8
Employee Matters Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486))

10.9	Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486)) (Management Compensatory Plan)
10.10	CDK Global, Inc. 2014 Omnibus Award Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486)) (Management Compensatory Plan)
10.11	CDK Global Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on October 1, 2014 (File No. 1-36486)) (Management Compensatory Plan)
10.12	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)
10.13	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)

10.14	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)
10.15	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)
10.16	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)
10.17	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)
10.18	Form of Deferred Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)
31.1	Certification by Steven J. Anenen pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Steven J. Anenen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	November 13, 2014	/s/ Alfred A. Nietzel Alfred A. Nietzel

Chief Financial Officer (principal financial and accounting officer) (Title)