Form 10-Q
period 2014-12-31
CDK Global, Inc.
filed 2015-02-05
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of February 2, 2015 was 160,892,970.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	$521.2	$487.3	$1,037.2	$968.8

Expenses:
Cost of revenues	326.9	297.9	636.7	594.8
Selling, general and administrative expenses	107.8	105.4	220.2	210.5
Separation costs	3.3	—	34.0	—
Total expenses	438.0	403.3	890.9	805.3
Operating earnings	83.2	84.0	146.3	163.5

Interest expense	(9.0)	(0.3)	(10.1)	(0.5)
Other income (expense), net	1.0	(0.1)	1.7	—

Earnings before income taxes	75.2	83.6	137.9	163.0

Provision for income taxes	(32.7)	(31.4)	(56.3)	(57.3)

Net earnings	$42.5	$52.2	$81.6	$105.7

Other comprehensive (loss) income:
Currency translation adjustments	(19.4)	15.1	(16.8)	24.0
Comprehensive income	$23.1	$67.3	$64.8	$129.7

Net earnings per common share:
Basic	$0.26	$0.33	$0.51	$0.66
Diluted	$0.26	$0.33	$0.51	$0.66

Weighted-average common shares outstanding:
Basic	160.7	160.6	160.7	160.6
Diluted	161.8	160.6	161.2	160.6

Dividends declared per common share	$0.12	$—	$0.12	$—

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Balance Sheets
(In millions)
(Unaudited)

	December 31,	June 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$402.2	$402.8
Accounts receivable, net of allowance for doubtful accounts of $10.3 and $10.9, respectively	319.5	299.1
Notes receivable from ADP and its affiliates	—	40.6
Other current assets	170.4	164.6
Total current assets	892.1	907.1
Property, plant and equipment, net	106.5	109.9
Other assets	221.5	205.5
Goodwill	1,189.3	1,230.9
Intangible assets, net	105.8	133.8
Total assets	$2,515.2	$2,587.2

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$12.5	$—
Accounts payable	15.7	17.2
Accrued expenses and other current liabilities	185.5	154.2
Accrued payroll and payroll-related expenses	82.9	105.6
Short-term deferred revenues	183.1	194.8
Notes payable to ADP and its affiliates	—	21.9
Total current liabilities	479.7	493.7
Long-term debt	984.4	—
Long-term deferred revenues	184.3	182.8
Deferred income taxes	71.3	76.6
Other liabilities	44.7	43.9
Total liabilities	1,764.4	797.0

Stockholders' equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.8 shares; outstanding, 160.8 shares	1.6	—
Additional paid-in-capital	657.3	—
Retained earnings	23.1	—
Net parent company investment	—	1,704.6
Accumulated other comprehensive income	68.8	85.6
Total stockholders’ equity	750.8	1,790.2
Total liabilities and stockholders’ equity	$2,515.2	$2,587.2

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities:
Net earnings	$81.6	$105.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	51.7	33.5
Deferred income taxes	2.4	(5.6)
Stock-based compensation expense	13.4	9.8
Pension expense	1.0	1.9
Other	(1.7)	(1.5)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(27.5)	(24.7)
Increase in other assets	(21.0)	(12.5)
Decrease in accounts payable	(0.7)	(4.9)
Increase/(decrease) in accrued expenses and other liabilities	7.1	(14.5)
Net cash flows provided by operating activities	106.3	87.2

Cash Flows from Investing Activities:
Capital expenditures	(21.2)	(25.4)
Proceeds from sale of property, plant and equipment	0.9	—
Capitalized software	(2.0)	(4.0)
Acquisitions of businesses, net of cash acquired	—	(25.4)
Proceeds (advances) on notes receivable from ADP and its affiliates	40.6	(2.5)
Net transactions of parent company investment	(240.8)	1.1
Net cash flows used in investing activities	(222.5)	(56.2)

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	(21.9)	(0.5)
Borrowings on notes payable to ADP and its affiliates	—	1.0
Proceeds from long-term debt	1,750.0	—
Repayments of long-term debt	(753.1)	—
Dividend paid to ADP at separation	(825.0)	—
Dividends paid to stockholders	(19.4)	—
Proceeds from exercises of stock options	3.1	—
Excess tax benefit from exercises of stock options	6.8	7.0
Payment of deferred financing costs	(9.0)	—
Net cash flows provided by financing activities	131.5	7.5

Effect of exchange rate changes on cash and cash equivalents	(15.9)	0.8

Net change in cash and cash equivalents	(0.6)	39.3

Cash and cash equivalents, beginning of period	402.8	276.3

Cash and cash equivalents, end of period	$402.2	$315.6

Supplemental Disclosure:
Cash paid for:
Income taxes and withholding taxes, net of refunds	$10.6	$9.6
Interest	1.7	0.5

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statement of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2014	—	$—	$—	$—	$1,704.6	$85.6	$1,790.2
Net earnings	—	—	—	42.5	39.1	—	81.6
Foreign currency translation adjustments	—	—	—	—	—	(16.8)	(16.8)
Net distributions to Parent	—	—	—	—	(271.8)	—	(271.8)
Dividend paid to ADP at separation	—	—	—	—	(825.0)	—	(825.0)
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the Distribution	160.6	1.6	645.3	—	(646.9)	—	—
Stock-based compensation expense	—	—	6.0	—	—	—	6.0
Common stock issued for the exercise of stock-based compensation awards	0.2	—	3.1	—	—	—	3.1
Tax benefit for the exercise of stock-based compensation awards	—	—	2.9	—	—	—	2.9
Dividends paid to stockholders	—	—	—	(19.4)	—	—	(19.4)
Balance as of December 31, 2014	160.8	$1.6	$657.3	$23.1	$—	$68.8	$750.8

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Notes to the Condensed Consolidated and Combined Financial Statements
(Tabular dollars and shares in millions, except per share amounts)
(Unaudited)
Note 1.  Basis of Presentation
A. Spin-off
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. (“ADP” or the “Parent”) approved the spin-off of the Dealer Services business of ADP ("Dealer Services"). On May 6, 2014, in preparation of the spin-off, ADP formed Dealer Services Holdings LLC, a Delaware limited liability company, to hold Dealer Services. On September 1, 2014, Dealer Services Holdings LLC was renamed CDK Global Holdings, LLC. On September 29, 2014, immediately prior to the spin-off, CDK Global Holdings, LLC converted to CDK Global, Inc. ("CDK" or the "Company"). On September 30, 2014 (the "Separation Date"), the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "Distribution"). The Distribution was made pursuant to a Separation and Distribution Agreement by which ADP contributed the subsidiaries that operated the Dealer Services business to the Company. The Distribution is expected to be a tax-free transaction under Section 355 and other related provisions of the Internal Revenue Code of 1986, as amended.
Concurrent with the Distribution, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Notes 7 and 10 for further information.
B. Description of Business
The Company is a global provider of integrated technology solutions to the information technology and marketing/advertising markets of the automotive retail industry. The Company’s solutions enable automotive retailers and original equipment manufacturers (“OEMs”) to better manage, analyze and grow their businesses. The Company classifies its operations into the following reportable segments: Automotive Retail North America, Automotive Retail International, and Digital Marketing. In addition, the Company has an “Other” segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results, such as stock-based compensation expense, corporate costs, separation costs, and interest expense.
C. Basis of Preparation
The financial statements presented herein represent (i) periods prior to September 30, 2014 when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements") and (ii) periods subsequent to September 30, 2014 when the Company became a separate publicly-traded company (referred to as "consolidated financial statements"). Throughout this Quarterly Report on Form 10-Q when we refer to the "financial statements," we are referring to the "condensed consolidated and combined financial statements," unless the context indicates otherwise.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenues, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates. These financial statements present the consolidated and combined financial position and results of operations of the Company, which was under common control and common management by ADP until the Separation Date. The historical financial results in the accompanying financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity.
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
Prior to the Distribution, the financial statements in this Quarterly Report on Form 10-Q include costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on revenue and headcount. Following the

Distribution, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 10 for further information on agreements entered into with ADP as a result of the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s financial statements include the following transactions with ADP or its affiliates:
Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the Distribution. Prior to the Distribution, separation costs were paid by ADP and allocated to the Company. These costs were related to professional services and amounted to $3.3 million and $34.0 million for the three and six months ended December 31, 2014, respectively. The Company did not incur any separation costs during the three and six months ended December 31, 2013.
Overhead Expenses. Prior to the Distribution, the financial statements of the Company included an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated overhead costs related to ADP's shared functions of $7.3 million for the three months ended December 31, 2013 and $7.1 million and $14.5 million for the six months ended December 31, 2014 and 2013, respectively. These costs were reported in selling, general and administrative expenses on the consolidated and combined statements of comprehensive income. These allocations were based on a variety of factors. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time or system utilization in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. Prior to the Distribution, the financial statements included a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged trademark royalty fees of $5.4 million for the three months ended December 31, 2013 and $5.7 million and $10.7 million for the six months ended December 31, 2014 and 2013, respectively. These charges were included in selling, general, and administrative expenses on the consolidated and combined statements of comprehensive income. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Prior to the Distribution, certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to other ADP affiliates. The Company purchased services from this facility of $4.7 million for the three months ended December 31, 2013 and $5.5 million and $9.0 million for the six months ended December 31, 2014 and 2013, respectively. The charge for these services was included within cost of revenues on the consolidated and combined statements of comprehensive income.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. As of June 30, 2014, the Company recorded notes receivable from ADP and its affiliates of $40.6 million and notes payable to ADP and its affiliates of $21.9 million under contractual arrangements. Prior to the Distribution, the notes were settled; therefore, there were no outstanding notes receivable from or payable to ADP and its affiliates in the accompanying consolidated balance sheet as of December 31, 2014. Interest income on notes receivable from ADP and its affiliates was $0.2 million for the three months ended December 31, 2013 and was $0.2 million and $0.4 million for the six months ended December 31, 2014 and 2013, respectively. The Company recorded interest income on notes receivable from ADP and its affiliates within other income, net on the consolidated and combined statements of comprehensive income. Interest expense on notes payable to ADP and its affiliates was $0.2 million for the three months ended December 31, 2013 and was $0.2 million and $0.4 million for the six months ended December 31, 2014 and 2013, respectively. The Company recorded interest expense on notes payable to ADP and its affiliates within interest expense on the consolidated and combined statements of comprehensive income.
Other Services. Prior to the Distribution, the Company received other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.3 million for the three months ended December 31, 2013 and $0.4 million and $0.6 million for the six months ended December 31, 2014 and 2013, respectively. These expenses were included in selling, general and administrative expenses on the consolidated and combined statements of comprehensive income.

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
The following are the Company’s major components of revenue:

•
Bundled sales of Dealer Management Systems (“DMS”) and integrated solutions. In the Automotive Retail North America and Automotive Retail International segments, the Company receives fees for product installation, monthly fees for software licenses, ongoing software support and maintenance of DMS and other integrated solutions that are either hosted by the Company or installed on-site at the client’s location. The revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when client acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the client does not have the contractual right to take possession of the software and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the client without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.

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

Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including the payroll related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenue is recognized as revenue. Deferred amounts are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contracts are not sufficient to recover the carrying amount of the contract assets. Current deferred costs classified within other current assets on the consolidated and combined balance sheets were $119.9 million and $120.3 million as of December 31, 2014 and June 30, 2014, respectively. Long-term deferred costs classified within other assets on the consolidated and combined balance sheets were $164.7 million and $166.8 million as of December 31, 2014 and June 30, 2014, respectively.
Computer Software to be Sold, Leased or Otherwise Marketed. The Company's policy provides for the capitalization of certain costs of computer software to be sold, leased, or otherwise marketed. The Company's policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Maintenance-related costs are expensed as incurred. Pursuant to this policy, the Company recognized expenses of $41.7 million and $41.8 million for the three months ended December 31, 2014 and 2013, respectively, and $83.9 million and $81.9 million for the six months ended December 31, 2014 and 2013, respectively. These expenses were classified within cost of revenues on the consolidated and combined statements of comprehensive income.
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities are reflected in the consolidated and combined balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facility (as described in Note 5), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of our senior notes as of December 31, 2014 was $749.6 million based on quoted market prices for the same or similar instruments and the carrying value was $750.0 million. The term loan facility and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.

Note 2.  New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
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

Recently Adopted Accounting Pronouncements
In November 2014, the FASB issued and the Company adopted ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting." ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. In connection with the FASB's issuance of ASU 2014-17, the SEC rescinded Staff Accounting Bulletin ("SAB") Topic 5.J, "New Basis of Accounting Required in Certain Circumstances." All entities, including SEC registrants, will apply ASU 2014-17 for guidance on the use of pushdown accounting. ASU 2014-17 is effective immediately. The adoption of ASU 2014-17 did not have an impact on the Company's consolidated and combined results of operations, financial condition, or cash flows.
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

Note 3.  Earnings per Share
The numerator for both basic and diluted earnings per share is net earnings attributable to the Company. The denominator for basic and diluted earnings per share is based upon the number of weighted average shares of the Company's common stock outstanding during the reporting periods. Diluted earnings per share also reflects the dilutive effect of unexercised in-the-money stock options and unvested restricted stock. On September 30, 2014, ADP shareholders of record as of the close of business on September 24, 2014 received one share of the Company's common stock for every three shares of ADP common stock held as of the record date. For all periods prior to the Distribution, basic and diluted earnings per share were computed using the number of shares of the Company's stock outstanding on September 30, 2014, the date on which the Company's common stock was distributed to the shareholders of ADP. The same number of shares was used to calculate basic and diluted earnings per share for the three and six months ended December 31, 2013 since there were no dilutive securities until after the Distribution.
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 6. Net earnings allocated to participating securities were not significant for the three and six months ended December 31, 2014.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net earnings	$42.5	$52.2	$81.6	$105.7

Weighted-average shares outstanding:
Basic	160.7	160.6	160.7	160.6
Effect of employee stock options	0.6	—	0.3	—
Effect of employee restricted stock	0.5	—	0.2	—
Diluted	161.8	160.6	161.2	160.6

Basic earnings per share	$0.26	$0.33	$0.51	$0.66
Diluted earnings per share	$0.26	$0.33	$0.51	$0.66

Options to purchase 0.1 million shares of common stock for the three months ended December 31, 2014 have been excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods. There were no options to purchase common stock excluded from the calculation of diluted earnings per share for the six months ended December 31, 2014.

Note 4. Goodwill and Intangible Assets, Net
Changes in goodwill for the six months ended December 31, 2014 were as follows:

	Automotive Retail North America	Automotive Retail International	Digital Marketing	Total
Balance as of June 30, 2014	$400.1	$454.7	$376.1	$1,230.9
Currency translation adjustments	(1.6)	(40.0)	—	(41.6)
Balance as of December 31, 2014	$398.5	$414.7	$376.1	$1,189.3
Components of intangible assets, net were as follows:

	December 31,			June 30,
	2014			2014
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$106.0	$(92.8)	$13.2	$103.9	$(87.4)	$16.5
Client lists	218.5	(129.2)	89.3	222.1	(124.5)	97.6
Trademarks	27.0	(23.7)	3.3	27.1	(7.4)	19.7
Other intangibles	2.5	(2.5)	—	6.0	(6.0)	—
	$354.0	$(248.2)	$105.8	$359.1	$(225.3)	$133.8

In October 2014 following our separation from ADP, the Company evaluated its branding strategy and the trademark names under which each of its businesses will operate. The Company determined that the Cobalt trademark used by the Digital Marketing segment will no longer be used. Therefore, the Company revised the estimated useful life assigned to the Cobalt trademark. The Company recognized accelerated amortization on the trademark of $15.6 million in cost of revenues during the three months ended December 31, 2014. The effect of this change in estimate on both basic and diluted earnings per share, net of the related tax effect, was $0.06 for both the three and six months ended December 31, 2014.
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of intangible assets is 6 years (3 years for software and software licenses, 7 years for customer contracts and lists, and 10 years for trademarks). Amortization of intangible assets was $22.9 million and $7.2 million for the three months ended December 31, 2014 and 2013, respectively, and $30.5 million and $14.4 million for the six months ended December 31, 2014 and 2013, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of December 31, 2014 were as follows:

Amount
Six months ending June 30, 2015	$13.4
Twelve months ending June 30, 2016	23.0
Twelve months ending June 30, 2017	16.8
Twelve months ending June 30, 2018	14.1
Twelve months ending June 30, 2019	9.1
Twelve months ending June 30, 2020	7.9
Thereafter	21.5
$105.8

Note 5. Debt
Debt comprised of the following as of December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Revolving credit facility	$—	$—
Term loan facility	246.9	—
3.30% senior notes, due 2019	250.0	—
4.50% senior notes, due 2024	500.0	—
Total debt	996.9	—
Current maturities of long-term debt	12.5	—
Total long-term debt	$984.4	$—
On September 16, 2014, the Company entered into (i) a five-year $300.0 million senior unsecured revolving credit facility (the "revolving credit facility"), which was undrawn as of December 31, 2014, and (ii) a five-year $250.0 million senior unsecured term loan facility (the "term loan facility"). The Company's revolving credit facility and term loan facility are referred together as the "Credit Facilities." The Company also entered into a $750.0 million senior unsecured bridge loan facility (the "bridge loan facility") on September 16, 2014. On September 30, 2014, the proceeds from the term loan facility and the bridge loan facility were used to pay ADP a cash dividend of $825.0 million, fees and expenses related to the Distribution, and fees related to the entry into the Credit Facilities and the bridge loan facility.
On October 14, 2014, the Company completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "senior notes"). The net proceeds from the offering, together with cash on hand, were used to repay the bridge loan facility.
Revolving Credit Facility
The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity under the revolving credit facility of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
Term Loan Facility
The Company had $246.9 million of borrowings outstanding under the term loan facility as of December 31, 2014. The term loan facility will mature on September 16, 2019. The term loan facility is subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loans made on the closing date, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facility is unsecured and loans thereunder bear interest at the same rates as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the term loan facility was 1.67% as of December 31, 2014.

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
The Credit Facilities also contain financial covenants that provide that (i) the ratio of total consolidated indebtedness to consolidated EBITDA shall not exceed 3.50 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall be a minimum of 3.00 to 1.00.
Senior Notes
The issuance price of the senior notes was equal to the stated value. Interest is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2015. The interest rate payable on each applicable series of senior notes is subject to adjustment from time to time if the credit ratings assigned to any series of senior notes by the rating agencies is downgraded (or subsequently upgraded). The 2019 notes will mature on October 15, 2019 and the 2024 notes will mature on October 15, 2024. The senior notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The senior notes are general unsecured obligations of the Company and are not guaranteed by any of the Company's subsidiaries.
The senior notes rank equally in right of payment with the Company's existing and future unsecured unsubordinated obligations, including the Credit Facilities. The senior notes contain covenants restricting our ability to incur additional indebtedness secured by liens, engage in sale/leaseback transactions, and merge, consolidate, or transfer all or substantially all of our assets.
The senior notes are redeemable at the Company's option prior to September 15, 2019 for the 2019 notes and prior to July 15, 2024 for the 2024 notes at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the senior notes to be redeemed, and (ii) the sum of the present value of the remaining scheduled payments (as defined in the agreement), plus in each case, accrued and unpaid interest thereon. Subsequent to September 15, 2019 and July 15, 2024, the redemption price for the 2019 notes and the 2024 notes, respectively, will equal 100% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest thereon. The senior notes are also subject to a change of control provision whereby each holder of the senior notes has the right to require the Company to purchase all or a portion of such holder's senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest upon the occurrence of both a a change of control and a decline in the rating of the senior notes.
In connection with the issuance of the senior notes, the Company entered into registration rights agreements whereby the Company agreed to use commercially reasonable efforts to file an exchange offer registration statement to exchange the senior notes for a new issue of substantially identical debt securities registered under the Securities Act. The Company has also agreed to use commercially reasonable efforts to file a shelf registration statement to cover resales of the senior notes under certain circumstances (as defined in the registration rights agreements). If the exchange offer is not completed or a shelf registration statement, if required under the registration rights agreements, does not become effective by October 14, 2015, the interest rate on the senior notes will be increased by (i) 0.25% per annum for the first 90-day period following October 14, 2015, and (ii) an additional 0.25% per annum thereafter until the exchange offer is completed, the shelf registration statement, if required, becomes effective or the senior notes of the applicable series become freely tradable. In the event that the Company receives a shelf registration request and the shelf registration statement required to be filed does not become effective by the later of October 14, 2015 and 90 days after the delivery of such shelf registration request, the interest rate on the senior notes will be increased by (i) 0.25% per annum for the first 90-day period following the shelf registration request, and (ii) an additional 0.25% per annum thereafter until the shelf registration statement becomes effective or the senior notes become freely tradable. The maximum additional interest the Company could be required to pay to the note holders under the registration payment arrangement as of December 31, 2014 is $27.4 million. As of December 31, 2014, no liability for such registration payment arrangement has been recorded as it is not considered probable that additional interest will be paid under the registration rights.

The Company's aggregate scheduled maturities of the long-term debt as of December 31, 2014 were as follows:

Amount
Twelve months ended December 31, 2015	$12.5
Twelve months ended December 31, 2016	12.5
Twelve months ended December 31, 2017	12.5
Twelve months ended December 31, 2018	12.5
Twelve months ended December 31, 2019	446.9
Thereafter	500.0
$996.9

Note 6. Stock Based Compensation
Incentive Equity Awards Converted from ADP Awards
On October 1, 2014, ADP's outstanding equity awards for employees of the Company were converted into equity awards of CDK at a ratio of 2.757 CDK equity awards for every ADP equity award held prior to the spin-off. The converted equity awards have the same terms and conditions as the ADP equity awards. As a result, the Company issued 2.3 million stock options with a weighted average exercise price of $19.64, 0.7 million time-based restricted shares, and 0.2 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company's equity awards. As the conversion was considered a modification of an award in accordance with ASC 718, "Compensation - Stock Compensation," the Company compared the fair value of the award immediately prior to the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The fair values immediately prior to and after Distribution were estimated using a binomial option pricing model. The conversion resulted in an increase in the fair value of the awards by $1.4 million, of which $0.9 million was recognized during the three and six months ended December 31, 2014 and the remaining $0.5 million will be recognized in net earnings prospectively.
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
Prior to the Distribution, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Stock-based compensation primarily consisted of the following for the three and six months ended December 31, 2014 and 2013:
Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the date of grant. Stock options are issued under a graded vesting schedule with a term of ten years. Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units generally vest over a two- to five-year period. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.
Time-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Employees are eligible to receive dividends on the CDK shares awarded under the time-based restricted stock program.
Time-based restricted stock units are settled in cash. Compensation expense relating to the issuance of time-based restricted stock units is recorded over the vesting period, is initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date during the vesting period to the current stock value. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program.
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one- to three-year performance period and subsequent to a service period of up to 26 months. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

Performance-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. After the performance period, if the performance targets are achieved, employees are eligible to receive dividends on the CDK shares awarded under the performance-based restricted stock program.
Performance-based restricted stock units are settled in either cash or stock, depending on the employee’s home country, and cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock units settled in cash is recorded over the vesting period, is initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date to the current stock value during the one-year performance period, based upon the probability that the performance target will be met. Compensation expense relating to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date. Dividend equivalents are paid on awards settled in stock under the performance-based restricted stock unit program.
The following table represents stock-based compensation expense and related income tax benefits for the three and six months ended December 31, 2014 and 2013, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of revenues	$2.1	$2.0	$3.8	$3.2
Selling, general and administrative expenses	5.9	3.9	9.6	6.6
Total pretax stock-based compensation expense	$8.0	$5.9	$13.4	$9.8

Income tax benefit	$2.9	$2.2	$4.9	$3.6
Stock-based compensation expense for the six months ended December 31, 2014 consists of $6.0 million of expense related to equity classified awards, $2.0 million of expense related to liability classified awards, and $5.4 million of expense allocated from ADP during the three months ended September 30, 2014. As of December 31, 2014, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $2.8 million, $16.4 million, and $18.9 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 2.0 years, 2.2 years, and 1.6 years, respectively.
The activity related to the Company's incentive equity awards from the date of Distribution to December 31, 2014 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2014	—	$—
Options converted from ADP equity awards	2,269	$19.64
Options granted	122	$37.51
Options exercised	(201)	$15.05
Options canceled	(2)	$21.72
Options outstanding as of December 31, 2014	2,188	$20.93

Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2014	—	—
Restricted shares/units converted from ADP equity awards	576	127
Restricted shares/units granted	510	180
Restricted shares/units vested	—	—
Restricted shares/units forfeited	(17)	(7)
Non-vested restricted shares/units as of December 31, 2014	1,069	300
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2014	—	—
Restricted shares/units converted from ADP equity awards	70	89
Restricted shares/units granted	—	132
Restricted shares/units vested	—	—
Restricted shares/units forfeited	—	—
Non-vested restricted shares/units as of December 31, 2014	70	221
The fair value of each stock option issued was estimated on the date of grant using either a binomial option pricing model or a Black-Scholes option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in both models were based on a combination of implied market volatilities and other factors. The dividend yield was based on expected future dividend payments. The risk-free rate was derived from the U.S. Treasury yield curve in effect at the time of grant. The models also incorporate exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants represents the period of time that options granted were expected to be outstanding on the date of grant.
The following table presents the assumptions used to determine the fair value of the outstanding ADP awards converted into equity awards of CDK to measure the incremental compensation cost:

Risk-free interest rate	1.1%
Dividend yield	1.1%
Weighted average volatility factor	23.9%
Weighted average expected life (in years)	3.4
Weighted average fair value (in dollars)	$12.50
The following table presents the assumptions used to determine the fair value of the stock options granted after the date of Distribution through December 31, 2014:

Risk-free interest rate	1.7%
Dividend yield	1.0%
Weighted average volatility factor	24.5%
Weighted average expected life (in years)	6.3
Weighted average fair value (in dollars)	$9.00

Note 7. Income Taxes
Tax Matters Agreement
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
As of December 31, 2014, the Company recorded a receivable from ADP of $1.2 million and a payable to ADP of $3.2 million under the tax matters agreement. There were no similar amounts receivable from ADP or payable to ADP as of June 30, 2014 as the tax matters agreement was entered into in connection with the Distribution.
On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Among the changes included in the law is a provision allowing for additional first year depreciation for assets placed into service during calendar year 2014, commonly known as "bonus depreciation." The bonus depreciation provision partially relates to pre-distribution tax periods for which ADP is entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with the Company's business. During the three months ended December 31, 2014, the Company recorded tax expense of $4.6 million to adjust deferred taxes for the additional tax depreciation to be taken by ADP in pre-distribution tax periods.
Valuation Allowance
The Company had valuation allowances of $3.5 million and $7.1 million as of December 31, 2014 and June 30, 2014, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the first quarter, after considering all available evidence, the Company concluded it was more-likely-than-not that certain future tax benefits would be realized. An adjustment of $2.3 million was recorded in the provision for income taxes to reduce the previously recorded valuation allowance.
Unrecognized Income Tax Benefits
The Company had unrecognized income tax benefits of $2.1 million and $0.2 million as of December 31, 2014 and June 30, 2014, respectively, of which $1.4 million and $0.2 million, respectively, would impact the effective tax rate if recognized. During the six months ended December 31, 2014, the Company increased its unrecognized income tax benefits related to prior period tax positions by $1.6 million for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended December 31, 2014 and 2013 was 43.5% and 37.6%, respectively. The effective tax rate was unfavorably impacted by $4.6 million of tax expense associated with the tax law change for bonus depreciation.

The effective tax rate for the six months ended December 31, 2014 and 2013 was 40.8% and 35.2%, respectively. The effective tax rate for the six months ended December 31, 2014 was unfavorably impacted by certain separation costs that were not tax deductible and tax expense associated with the tax law change for bonus depreciation, offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters. The effective tax rate for the six months ended December 31, 2013 was impacted by a tax benefit associated with an adjustment to the Company's liability for uncertain tax matters.

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

Note 9. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive (loss) income. Other comprehensive (loss) income results from items deferred on the consolidated and combined balance sheets in stockholders' equity. The Company's other comprehensive (loss) income for the three and six months ended December 31, 2014 and 2013 and AOCI balances as of December 31, 2014 and June 30, 2014 were comprised solely of currency translation adjustments. Other comprehensive (loss) income was $(19.4) million and $15.1 million for the three months ended December 31, 2014 and 2013, respectively, and was $(16.8) million and $24.0 million for the six months ended December 31, 2014 and 2013, respectively. The accumulated balances reported in AOCI on the consolidated and combined balance sheets for currency translation adjustments were $68.8 million and $85.6 million as of December 31, 2014 and June 30, 2014, respectively.

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

For the period from the date of Distribution to December 31, 2014, the Company recorded $6.8 million of expense related to the transition services agreement and $3.3 million of expense related to the data services agreement in the accompanying financial statements related to these agreements. As of December 31, 2014, the Company had amounts payable to ADP under the transition services and data services agreements of $9.7 million. There were no similar amounts payable to ADP as of June 30, 2014 as these agreements were entered into in connection with the Distribution.

Note 11. Interim Financial Data by Segment
The Company manages its business operations through strategic business units. The Company's reportable segments represent its strategic business units, or operating segments, which include: Automotive Retail North America, Automotive Retail International, and Digital Marketing. The primary components of the Other segment are corporate allocations and other expenses not recorded in the segment results, such as stock-based compensation expense, corporate costs, separation costs, interest expense, and certain unallocated expenses. Certain expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. Reportable segment revenues and earnings before income taxes for the three and six months ended December 31, 2013 have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2015. This adjustment is made for management reporting purposes so that the reportable revenues and earnings before taxes for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.
Segment results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Automotive Retail North America	$335.2	$313.7	$662.9	$626.2
Automotive Retail International	87.7	84.8	174.1	169.8
Digital Marketing	105.3	89.7	209.0	176.7
Foreign Exchange	(7.0)	(0.9)	(8.8)	(3.9)
Total	$521.2	$487.3	$1,037.2	$968.8

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Automotive Retail North America	$90.5	$83.3	$183.5	$159.8
Automotive Retail International	15.9	13.3	28.5	24.5
Digital Marketing (a)	(4.2)	4.8	4.0	12.1
Other (b)	(25.7)	(18.1)	(76.4)	(33.9)
Foreign Exchange	(1.3)	0.3	(1.7)	0.5
Total	$75.2	$83.6	$137.9	$163.0

(a) Digital Marketing includes $15.6 million of accelerated amortization during the three and six months ended December 31, 2014 attributable to the Cobalt trademark.

(b) Other includes $3.3 million and $34.0 million of separation costs for the three and six months ended December 31, 2014, respectively. The Company did not incur any separation costs during the three and six months ended December 31, 2013.

Note 12. Subsequent Events

On January 20, 2015, the Company's Board of Directors authorized the repurchase of up to 10.0 million shares of the Company's common stock expiring on January 19, 2018. Under the authorization for the stock repurchase program, the Company may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow. The stock repurchase program may be suspended or discontinued at any time. In addition, the Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 27, 2015 to shareholders of record at the close of business on March 2, 2015. Both the stock purchase program and the dividend payment will be funded through the Company's existing cash on hand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other written or oral statements made from time to time by CDK Global, Inc. ("CDK" or the "Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the Company's success in obtaining, retaining and selling additional services to clients;

•	the pricing of our products and services;

•	overall market and economic conditions, including interest rate and foreign currency trends;

•	competitive conditions;

•	auto sales and related industry changes;

•	employment and wage levels;

•	changes in regulation;

•	changes in technology;

•	availability of capital for the payment of dividends or the repurchase of shares;

•	availability of skilled technical employees/labor/personnel; and

•	the impact of new acquisitions and divestitures.
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

Historical ADP Cost Allocations Versus CDK as a Stand-alone Company
Our historical consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These financial statements include the combined financial position and results of operations of the Dealer Services business of ADP, which were the subject of the Distribution. The consolidated and combined financial statements include allocated costs for facilities, functions and services used by the Dealer Services business at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Dealer Services business based on usage.
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
Shared corporate overhead. As a division of ADP, we were historically managed by the senior management of ADP. Moreover, ADP performed all public company obligations, including:

•	compensation of corporate headquarters management and of directors;

•	corporate finance functions including accounting, treasury, internal audit, investor relations, and tax;

•	annual meetings of stockholders;

•	board of directors and committee meetings;

•	Exchange Act annual, quarterly, and current report preparation and filing, including reports to stockholders;

•	SEC and stock exchange corporate governance compliance;

•	stock exchange listing fees and transfer agent fees; and

•	directors and officers insurance.

As an independent public company, these obligations are ours and we bear all of these expenses directly. The historical allocation of ADP’s expenses to the Company may be significantly less than the actual costs we will incur as an independent public company. In addition to public company expenses, other general overhead transactions were handled for us by ADP, such as data center services, which, after the Distribution will still be provided by ADP, but will be transitioned to us by the end of the second year following the Distribution date based on the terms of agreements entered into with ADP.
New Financing
We entered into new debt financing arrangements in connection with the Distribution. At the time of the Distribution, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of December 31, 2014. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "notes"). The issuance price of the senior notes was equal to the stated value. We used net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenues by providing services to clients. In our ARNA and ARI segments (together, our “Automotive Retail segments”), we receive monthly fees for software licenses, ongoing software support and maintenance of Dealer Management Systems (“DMS”) and other integrated solutions that are either hosted or installed on-site at the customer’s location. In our ARNA segment, we also receive revenues on a fee per transaction processed basis, where we provide automotive retailers, primarily in the United States, solutions with third parties to process credit reports, vehicle registrations, data updates, and Internet sales leads. We also receive revenues for installing on-site and hosted DMS solutions and for training and consulting with clients, in addition to monthly fees related to hosting DMS solutions in cases where clients outsource their information technology management activities to the Company. In our DM segment, revenue is primarily earned for advertising, search marketing, websites, and reputation management services delivered to automotive retailers and OEMs. We receive monthly recurring fees for services provided and we receive revenues for placement of automotive retail advertising. We also receive revenues for customization services and for training and consulting services in all of our segments.
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
Key Performance Measures
We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business and making operating and strategic decisions:
Dealer Management System Client Sites. We track the number of client sites that have an active DMS. Consistent with our strategy of growing our Automotive Retail client base, we view the number of client sites purchasing our DMS solutions as an indicator of market penetration for our Automotive Retail segments. Our DMS client site count includes retailers with an active DMS that sell vehicles in the automotive and adjacent markets. Adjacent markets include heavy truck dealerships that provide vehicles to the over-the-road trucking industry; recreation dealerships in the motorcycle, marine and recreational vehicle industries; and heavy equipment dealerships in the agriculture and construction equipment industries. We consider a DMS to be active if we have billed a subscription fee for that solution during the most recently ended calendar month.
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
Results of Operations
The following is a discussion of the results of our consolidated and combined operations for the three and six months ended December 31, 2014 and 2013 ("fiscal 2015" and "fiscal 2014," respectively). For a discussion of our operations by segment, see "Analysis of Reportable Segments."
The table below presents consolidated and combined statement of operations data for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$521.2	$487.3	$33.9	7%	$1,037.2	$968.8	$68.4	7%
Cost of revenues	326.9	297.9	29.0	10%	636.7	594.8	41.9	7%
Selling, general and administrative costs	107.8	105.4	2.4	2%	220.2	210.5	9.7	5%
Separation costs	3.3	—	3.3	n/m	34.0	—	34.0	n/m
Total expenses	438.0	403.3	34.7	9%	890.9	805.3	85.6	11%
Operating earnings	83.2	84.0	(0.8)	(1)%	146.3	163.5	(17.2)	(11)%
Interest expense	(9.0)	(0.3)	(8.7)	n/m	(10.1)	(0.5)	(9.6)	n/m
Other income (expense), net	1.0	(0.1)	1.1	n/m	1.7	—	1.7	n/m
Earnings before income taxes	75.2	83.6	(8.4)	(10)%	137.9	163.0	(25.1)	(15)%
Margin %	14.4%	17.2%			13.3%	16.8%
Provision for income taxes	(32.7)	(31.4)	(1.3)	4%	(56.3)	(57.3)	1.0	(2)%
Effective tax rate	43.5%	37.6%			40.8%	35.2%
Net earnings	$42.5	$52.2	$(9.7)	(19)%	$81.6	$105.7	$(24.1)	(23)%

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
Revenues. Revenues for the three months ended December 31, 2014 were $521.2 million, an increase of $33.9 million, or 7%, as compared to $487.3 million for the same period in fiscal 2014. Growth in the ARNA segment drove $21.5 million, or approximately 4 percentage points, of CDK growth, with the DM segment contributing $15.6 million, or approximately 3 percentage points, of growth, and the ARI segment contributing $2.9 million, or approximately 1 percentage point, of growth. Foreign currency exchange rates unfavorably impacted revenues for the three months ended December 31, 2014 by $7.0 million. See discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the three months ended December 31, 2014 increased by $29.0 million, or 10%, as compared to the same period in fiscal 2014. The increase in cost of revenues was primarily due to $15.6 million of accelerated amortization recognized in the DM segment for the Cobalt trademark related to the change in useful life, increased costs for advertising placement to support growth in DM revenues, and increased costs associated with the migration of hosting facilities that support the ARNA and DM segments.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2014 increased by $2.4 million, or 2%, as compared to the same period in fiscal 2014 due primarily to costs incurred related to the formation of corporate departments as a stand-alone public company, partially offset by a true-up as of December 31, 2014 of the vacation accrual within the Other segment, which is a calendar year employee benefit.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs for the three months ended December 31, 2014 were $3.3 million; there were no comparable costs incurred in the same period in fiscal 2014.
Interest Expense. Interest expense for the three months ended December 31, 2014 increased by $8.7 million as compared to the same period in fiscal 2014 due to borrowings under our term loan facility and senior notes, unused revolving credit facility commitment fees, and amortization of deferred financing costs.
Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2014 was 43.5%, as compared to 37.6% for the same period in fiscal 2014. The effective tax rate was unfavorably impacted by $4.6 million of tax expense associated with the tax law change for bonus depreciation. We adjusted deferred taxes related to bonus depreciation which ADP is entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with our business for tax periods prior to the Distribution.
Net Earnings. Net earnings for the three months ended December 31, 2014 were $42.5 million, a decrease of $9.7 million, or 19%, as compared to $52.2 million for the same period in fiscal 2014. The decrease in net earnings is attributable to the factors previously discussed.
Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
Revenues. Revenues for the six months ended December 31, 2014 were $1,037.2 million, an increase of $68.4 million, or 7%, as compared to $968.8 million for the same period in fiscal 2014. Growth in the ARNA segment drove $36.7 million, or approximately 4 percentage points, of CDK growth, with the DM segment contributing $32.3 million, or approximately 3 percentage points, of growth, and the ARI segment contributing $4.3 million, or less than 1 percentage point, of growth. Foreign currency exchange rates unfavorably impacted revenues for the six months ended December 31, 2014 by $8.8 million. See discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the six months ended December 31, 2014 increased by $41.9 million, or 7%, as compared to the same period in fiscal 2014. The increase in cost of revenues was primarily due to $15.6 million of accelerated trademark amortization recognized in the DM segment, increased costs for advertising placement to support growth in DM revenues, and increased costs associated with the migration of hosting facilities that support the ARNA and DM segments, partially offset by lower employee benefit-related costs in the first quarter of fiscal 2015. Cost of revenues includes research and development expenses related to client solutions of $83.9 million and $81.9 million for the six months ended December 31, 2014 and 2013, respectively, representing 8.1% and 8.5% of revenue in each period, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2014 increased by $9.7 million, or 5%, as compared to the same period in fiscal 2014 due primarily to costs incurred related to the formation of corporate departments as a stand-alone public company and higher sales force expenses incurred to drive increased growth with our DM client base.

Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs for the six months ended December 31, 2014 were $34.0 million; there were no comparable costs incurred in the same period in fiscal 2014.
Interest Expense. Interest expense for the six months ended December 31, 2014 increased by $9.6 million as compared to the same period in fiscal 2014 due to borrowings under our term loan facility and senior notes, unused revolving credit facility commitment fees, and amortization of deferred financing costs.
Provision for Income Taxes. The effective tax rate for the six months ended December 31, 2014 was 40.8%, as compared to 35.2% for the same period in fiscal 2014. The effective tax rate for the six months ended December 31, 2014 was unfavorably impacted by certain separation costs that were not tax deductible and tax expense associated with the tax law change for bonus depreciation, offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters. The effective tax rate for the six months ended December 31, 2013 was impacted by a tax benefit associated with an adjustment to our liability for uncertain tax matters.
Net Earnings. Net earnings for the six months ended December 31, 2014 were $81.6 million, a decrease of $24.1 million, or 23%, as compared to $105.7 million for the same period in fiscal 2014. The decrease in net earnings is attributable to the factors previously discussed.

Non-GAAP Measures
We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items for planning and forecasting purposes. We believe that adjusted results provide relevant and useful information because they allow investors to view performance in a manner similar to the method used by the Company and they improve our ability to understand our operating performance. Adjusted earnings before income taxes and adjusted net earnings for the reporting periods ended December 31, 2014 exclude incremental costs incurred that were directly attributable to our separation from ADP, accelerated trademark amortization, the related income tax effect of the pre-tax adjustments, and income tax expense associated with the tax law change for bonus depreciation. Additionally, adjusted earnings before income taxes and adjusted net earnings for the periods ended December 31, 2013 reflect adjustments related to incremental costs associated with the formation of corporate departments as a stand-alone public company, royalty fees, stock-based compensation, incremental interest expense associated with our long-term debt, and the related tax benefit of the pre-tax adjustments in order to show these metrics on a comparable basis with the current fiscal year reports. Because adjusted earnings before income taxes and adjusted net earnings are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted earnings before income taxes and adjusted net earnings:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Earnings before income taxes	$75.2	$83.6	$(8.4)	(10)%	$137.9	$163.0	$(25.1)	(15)%
Adjustments:
Separation costs	3.3	—	3.3		34.0	—	34.0
Accelerated trademark amortization	15.6	—	15.6		15.6	—	15.6
Stand-alone public company costs	—	(8.1)	8.1		—	(9.0)	9.0
Trademark royalty fee	—	5.4	(5.4)		—	5.4	(5.4)
Stock-based compensation	—	(2.4)	2.4		—	(2.4)	2.4
Interest expense	—	(8.7)	8.7		—	(9.7)	9.7
Adjusted earnings before income taxes	$94.1	$69.8	$24.3	35%	$187.5	$147.3	$40.2	27%
Adjusted margin %	18.1%	14.3%			18.1%	15.2%

Net earnings	$42.5	$52.2	$(9.7)	(19)%	$81.6	$105.7	$(24.1)	(23)%
Adjustments:
Separation costs	3.3	—	3.3		34.0	—	34.0
Accelerated trademark amortization	15.6	—	15.6		15.6	—	15.6
Stand-alone public company costs	—	(8.1)	8.1		—	(9.0)	9.0
Trademark royalty fee	—	5.4	(5.4)		—	5.4	(5.4)
Stock-based compensation	—	(2.4)	2.4		—	(2.4)	2.4
Interest expense	—	(8.7)	8.7		—	(9.7)	9.7
Income tax effect of pre-tax adjustments	(6.6)	5.4	(12.0)		(10.3)	6.0	(16.3)
Income tax expense due to bonus depreciation law change	4.6	—	4.6		4.6	—	4.6
Adjusted net earnings	$59.4	$43.8	$15.6	36%	$125.5	$96.0	$29.5	31%

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for the three months ended December 31, 2014 were $94.1 million, an increase of $24.3 million, or 35%, as compared to $69.8 million for the same period in fiscal 2014. Margin increased from 14.3% to 18.1% primarily due to operating efficiencies in our segments, a true-up of the vacation accrual within the Other segment, and a favorable mix of higher margin advertising revenues in the DM segment, partially offset by fluctuations in foreign currency exchange rates.
Adjusted Net Earnings. Adjusted net earnings for the three months ended December 31, 2014 were $59.4 million, an increase of $15.6 million, or 36%, as compared to $43.8 million for the same period in fiscal 2014. The increase in adjusted net earnings was due to the items discussed above in adjusted earnings before income taxes partially offset by the tax effect of the pre-tax adjustments.
Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for the six months ended December 31, 2014 were $187.5 million, an increase of $40.2 million, or 27%, as compared to $147.3 million for the same period in fiscal 2014. Margin increased from 15.2% to 18.1% primarily due to operating efficiencies in our segments, a true-up of the vacation accrual within the Other segment in the second quarter of fiscal 2015, lower-employee benefit-related costs in the first quarter of fiscal 2015, and a higher level of technology upgrades within our client base which are more profitable than new client installations, partially offset by a higher mix of lower margin advertising revenues, higher sales force expenses incurred to drive increased growth with our DM client base, costs associated with the migration of hosting facilities, and fluctuations in foreign currency exchange rates.
Adjusted Net Earnings. Adjusted net earnings for the six months ended December 31, 2014 were $125.5 million, an increase of $29.5 million, or 31%, as compared to $96.0 million for the same period in fiscal 2014. The increase in adjusted net earnings was due to the items discussed above in adjusted earnings before income taxes offset by the tax effect of the pre-tax adjustments.
EBITDA is calculated as earnings before income taxes adjusted to exclude interest expense, depreciation, and amortization. Adjusted EBITDA is calculated as earnings before income taxes adjusted to exclude interest expense, depreciation, amortization, and incremental costs incurred that were directly attributable to our separation from ADP during the periods ended December 31, 2014. Additionally, adjusted EBITDA for the periods ended December 31, 2013 reflects adjustments related to incremental costs associated with the formation of corporate departments as a stand-alone public company, royalty fees, and stock-based compensation in order to show these metrics on a comparable basis with the same periods ended December 31, 2014. Because EBITDA and adjusted EBITDA are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.

The following table shows the reconciliation of the most directly comparable GAAP measure to EBITDA and adjusted EBITDA:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Earnings before income taxes	$75.2	$83.6	$(8.4)	(10)%	$137.9	$163.0	$(25.1)	(15)%
Adjustments:
Interest expense	9.0	0.3	8.7		10.1	0.5	9.6
Depreciation and amortization (a)	33.6	17.0	16.6		51.7	33.5	18.2
EBITDA	$117.8	$100.9	$16.9	17%	$199.7	$197.0	$2.7	1%
Adjustments:
Separation costs	3.3	—	3.3		34.0	—	34.0
Stand-alone public company costs	—	(8.1)	8.1		—	(9.0)	9.0
Trademark royalty fee	—	5.4	(5.4)		—	5.4	(5.4)
Stock-based compensation	—	(2.4)	2.4		—	(2.4)	2.4
Adjusted EBITDA	$121.1	$95.8	$25.3	26%	$233.7	$191.0	$42.7	22%
Adjusted margin %	23.2%	19.7%			22.5%	19.7%

(a) Includes $15.6 million of accelerated trademark amortization recognized during the three and six months ended December 31, 2014 attributable to the DM segment.
Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
EBITDA.  EBITDA for the three months ended December 31, 2014 was $117.8 million, an increase of $16.9 million, or 17%, as compared to $100.9 million for the same period in fiscal 2014.  The increase in EBITDA was primarily due to operating efficiencies in our operating segments, a true-up of the vacation accrual within the Other segment, and a favorable mix of higher margin advertising revenues in the DM segment, partially offset by separation costs and costs incurred as a stand-alone public company in the second quarter of fiscal 2015.
Adjusted EBITDA. Adjusted EBITDA for the three months ended December 31, 2014 was $121.1 million, an increase of $25.3 million, or 26% as compared to $95.8 million for the same period in fiscal 2014.  The increase in adjusted EBITDA was due to the items discussed above in EBITDA excluding the one-time separation costs and costs incurred as a stand-alone public company in the second quarter of fiscal 2015, as well as the royalty fee charged by ADP in the second quarter of fiscal 2014.
Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
EBITDA.  EBITDA for the six months ended December 31, 2014 was $199.7 million, an increase of $2.7 million, or 1%, as compared to $197.0 million for the same period in fiscal 2014.  The increase in EBITDA was primarily due to operating efficiencies in our segments, a true-up of the vacation accrual within the Other segment in the second quarter of fiscal 2015, lower employee benefit-related costs in the first quarter of fiscal 2015, and a higher level of technology upgrades within our client base which are more profitable than new client installations, partially offset by a higher mix of lower margin advertising revenues, higher sales force expenses incurred to drive increased growth with our DM client base, and costs associated with the migration of hosting facilities.
Adjusted EBITDA. Adjusted EBITDA for the six months ended December 31, 2014 was $233.7 million, an increase of $42.7 million, or 22% as compared to $191.0 million for the same period in fiscal 2014.  The increase in adjusted EBITDA was due to the items discussed above in EBITDA excluding the one-time separation costs and costs incurred as a stand-alone public company in the six months ended December 31, 2014, as well as the royalty fee charged by ADP in the second quarter of fiscal 2014.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three and six months ended December 31, 2014 and 2013. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. Reportable segment revenues and earnings before income taxes for the three and six months ended December 31, 2013 have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ended June 30, 2015. This adjustment was made for management purposes so that the reportable revenues for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.
Adjusted earnings before income taxes by reportable segment are included throughout this section. Since adjusted earnings before income taxes by reportable segment is not a measure of performance that is calculated in accordance with GAAP, it should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
Segment Revenues
The table below presents data on revenues by segment for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Automotive Retail North America	$335.2	$313.7	$21.5	7%	$662.9	$626.2	$36.7	6%
Automotive Retail International	87.7	84.8	2.9	3%	174.1	169.8	4.3	3%
Digital Marketing	105.3	89.7	15.6	17%	209.0	176.7	32.3	18%
Reconciling item:
Foreign exchange	(7.0)	(0.9)	(6.1)	n/m	(8.8)	(3.9)	(4.9)	126%
Total	$521.2	$487.3	$33.9	7%	$1,037.2	$968.8	$68.4	7%
Segment Earnings before Income Taxes
The table below presents data on earnings before income taxes by segment for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Automotive Retail North America	$90.5	$83.3	$7.2	9%	$183.5	$159.8	$23.7	15%
Margin %	27.0%	26.6%			27.7%	25.5%
Automotive Retail International	15.9	13.3	2.6	20%	28.5	24.5	4.0	16%
Margin %	18.1%	15.7%			16.4%	14.4%
Digital Marketing	(4.2)	4.8	(9.0)	n/m	4.0	12.1	(8.1)	(67)%
Margin %	(4.0)%	5.4%			1.9%	6.8%
Other	(25.7)	(18.1)	(7.6)	42%	(76.4)	(33.9)	(42.5)	125%
Reconciling items:
Foreign exchange	(1.3)	0.3	(1.6)	n/m	(1.7)	0.5	(2.2)	n/m
Total	$75.2	$83.6	$(8.4)	(10)%	$137.9	$163.0	$(25.1)	(15)%
Margin %	14.4%	17.2%			13.3%	16.8%

Automotive Retail North America Segment
The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted earnings before income taxes for the ARNA segment:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Earnings before income taxes	$90.5	$83.3	$7.2	9%	$183.5	$159.8	$23.7	15%
Adjustments:
Stand-alone public company costs	—	(3.0)	(3.0)		—	(3.0)	3.0
Adjusted earnings before income taxes	$90.5	$80.3	$10.2	13%	$183.5	$156.8	$26.7	17%
Adjusted margin %	27.0%	25.6%			27.7%	25.0%
Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
Revenues. ARNA revenues increased by $21.5 million, or 7%, to $335.2 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014. DMS client site count as of December 31, 2014 was 13,967 sites, an increase of approximately 5% compared to 13,365 sites as of December 31, 2013. The increase in DMS client sites contributed $8.2 million, or 3 percentage points, of overall revenue growth. In addition, we experienced 4% growth in average revenue per DMS client, driven by a combination of increased sales of new or expanded solutions to our existing client base and pricing. The growth in revenue per DMS client contributed $7.6 million, or 2 percentage points, of overall revenue growth. Transaction related revenue contributed to a $3.2 million, or 1 percentage point, decline in revenues due to decreased Internet sales leads transactions. Other revenue items such as hardware sales, consulting, and data aggregation services contributed the remaining growth in revenues.
Earnings Before Income Taxes. ARNA earnings before income taxes increased by $7.2 million, or 9%, to $90.5 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014. Margin increased from 26.6% to 27.0% for the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily due to operating efficiencies, partially offset by a favorable legal settlement in the same period in fiscal 2014.
Adjusted Earnings Before Income Taxes. ARNA adjusted earnings before income taxes increased by $10.2 million, or 13%, to $90.5 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014 due to the items discussed above excluding costs incurred as a stand-alone public company.
Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
Revenues. ARNA revenues increased by $36.7 million, or 6%, to $662.9 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014. DMS client site count as of December 31, 2014 was approximately 13,967 sites, an increase of approximately 5% compared to 13,365 sites as of December 31, 2013. The increase in DMS client sites contributed $11.2 million, or 2 percentage points, of overall revenue growth. In addition, we experienced 5% growth in average revenue per DMS client, driven by a combination of increased sales of new or expanded solutions to our existing client base and pricing. The growth in revenue per DMS client contributed $20.6 million, or 3 percentage points, of overall revenue growth. Transaction related revenues contributed to a $7.3 million, or 1 percentage point, decline in revenue due to decreased Internet sales leads transactions. Other revenue items such as hardware sales, consulting, and data aggregation services contributed the remaining growth in revenues.
Earnings Before Income Taxes. ARNA earnings before income taxes increased by $23.7 million, or 15%, to $183.5 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014. Margin increased from 25.5% to 27.7% for the six months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily due to operating efficiencies and lower employee benefit-related costs in the first quarter of fiscal 2015, offset by costs associated with the migration of hosting facilities and stand-alone public company costs.
Adjusted Earnings Before Income Taxes. ARNA adjusted earnings before income taxes increased by $26.7 million, or 17%, to $183.5 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014 due to the items discussed above excluding costs incurred as a stand-alone public company.

Automotive Retail International Segment
There were no non-GAAP adjustments to the ARI segment for the three and six months ended December 31, 2014 and 2013.
Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
Revenues. ARI revenues increased by $2.9 million, or 3%, to $87.7 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014. The increase in revenues was primarily due to increased average revenue per client.
Earnings Before Income Taxes. ARI earnings before income taxes increased by $2.6 million, or 20%, to $15.9 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014. Margin increased from 15.7% to 18.1% due to operating efficiencies and the impact of expenses incurred to right-size operations during the second quarter of fiscal 2014.
Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
Revenues. ARI revenues increased by $4.3 million, or 3%, to $174.1 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014. The increase in revenues was primarily due to increased average revenue per client.
Earnings Before Income Taxes. ARI earnings before income taxes increased by $4.0 million, or 16%, to $28.5 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014. Margin increased from 14.4% to 16.4% due to operating efficiencies and the impact of expenses incurred to right-size operations during the second quarter of fiscal 2014.
Digital Marketing Segment
The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted earnings before income taxes for the DM segment:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
(Loss) earnings before income taxes	$(4.2)	$4.8	$(9.0)	n/m	$4.0	$12.1	$(8.1)	(67)%
Adjustments:
Accelerated trademark amortization	15.6	—	15.6		15.6	—	15.6
Adjusted earnings before income taxes	$11.4	$4.8	$6.6	138%	$19.6	$12.1	$7.5	62%
Adjusted margin %	10.8%	5.4%			9.4%	6.8%
Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
Revenues. DM revenues increased by $15.6 million, or 17%, to $105.3 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014. This increase was due to a 39% increase in OEM advertising and other one-time revenues over the prior period, which contributed $7.9 million, or 9 percentage points, of revenue growth. Average monthly revenue per website increased 10%, which contributed $6.8 million, or 7 percentage points, of revenue growth. We experienced an increase in website count of 1%, which contributed $0.9 million, or 1 percentage point, of revenue growth.
    Earnings Before Income Taxes. DM earnings before income taxes decreased by $9.0 million to a loss of $4.2 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014. Margin decreased from 5.4% to a deficit of 4.0% primarily due to the accelerated trademark amortization, offset by operating efficiencies, a favorable mix of higher margin advertising revenues, and lower employee benefit-related costs.
Adjusted Earnings Before Income Taxes. DM adjusted earnings before income taxes increased by $6.6 million, or 138%, to $11.4 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014. The increase in adjusted earnings before income taxes was attributable to the items discussed above, exclusive of the accelerated trademark amortization.
Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
Revenues. DM revenues increased by $32.3 million, or 18%, to $209.0 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014. This increase was due to a 44% increase in OEM advertising and other one-time revenues over the prior period, which contributed $17.0 million, or 10 percentage points, of revenue growth. Average monthly revenue per website increased 9%, which contributed $13.0 million, or 7 percentage points, of revenue growth. We experienced an increase in website count of 1%, which contributed $2.3 million, or 1 percentage point, of revenue growth.
    Earnings Before Income Taxes. DM earnings before income taxes decreased by $8.1 million, or 67%, to $4.0 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014. Margin decreased from 6.8% to 1.9% primarily due to the accelerated trademark amortization, investments in product development and to expand our sales capacity, offset by operating efficiencies and lower-employee benefit-related costs.
Adjusted Earnings Before Income Taxes. DM adjusted earnings before income taxes increased by $7.5 million, or 62%, to $19.6 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014. The increase in adjusted earnings before income taxes was attributable to the items discussed above, exclusive of the accelerated trademark amortization.
Other
The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted loss before income taxes for the Other segment:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Loss before income taxes	$(25.7)	$(18.1)	$(7.6)	42%	$(76.4)	$(33.9)	$(42.5)	125%
Adjustments:
Separation costs	3.3	—	3.3		34.0	—	34.0
Stand-alone public company costs	—	(5.1)	5.1		—	(6.0)	6.0
Trademark royalty fee	—	5.4	(5.4)		—	5.4	(5.4)
Stock-based compensation	—	(2.4)	2.4		—	(2.4)	2.4
Interest expense	—	(8.7)	8.7		—	(9.7)	9.7
Adjusted loss before income taxes	$(22.4)	$(28.9)	$6.5	(22)%	$(42.4)	$(46.6)	$4.2	(9)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, stand-alone public company costs, costs that are directly attributable to our separation from ADP, and the trademark royalty fee charged by ADP prior to the Distribution.
Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
Loss Before Income Taxes. The loss before income taxes in Other increased by $7.6 million, or 42%, to $25.7 million for the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily due to increased interest expense associated with our indebtedness, stand-alone public company costs, separation costs, and increased stock-based compensation, partially offset by the trademark royalty fee charged by ADP in the second quarter of fiscal 2014.
Adjusted Loss Before Income Taxes. The adjusted loss before income taxes decreased by $6.5 million, or 22%, to $22.4 million, primarily due to a true-up as of December 31, 2014 of the vacation accrual, which is a calendar year employee benefit.

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
Loss Before Income Taxes. The loss before income taxes in Other increased by $42.5 million, or 125%, to $76.4 million for the six months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily due to separation costs, stand-alone public company costs, increased stock-based compensation, and increased interest expense associated with our indebtedness, partially offset by the trademark royalty fee charged by ADP in the second quarter of fiscal 2014.
Adjusted Loss Before Income Taxes. The adjusted loss before income taxes decreased by $4.2 million, or 9%, to $42.4 million, primarily due to a true-up as of December 31, 2014 of the vacation accrual, which is a calendar year employee benefit.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2014, cash and cash equivalents were $402.2 million, stockholders' equity was $750.8 million, and total debt was $996.9 million.  Working capital at December 31, 2014 was $424.9 million, as compared to $394.7 million at June 30, 2014. Working capital as used in herein excludes current maturities of long-term debt and notes receivable from and payable to ADP and its affiliates. The increase in working capital resulted primarily from an increase in accounts receivable and a decrease in deferred revenue, offset by an overall increase in accounts payable and accrued expenses.
Our principal source of liquidity is derived from cash generated through operations.  We also entered into debt financing arrangements in connection with the Distribution. At the time of the Distribution, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of December 31, 2014. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. The issuance price of the senior notes was equal to the stated value. We used net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
The Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 29, 2014 to shareholders of record at the close of business on December 1, 2014. As a result, we paid a dividend of $19.4 million during the three months ended December 31, 2014.
Of the $402.2 million of cash and cash equivalents held at December 31, 2014, $120.7 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. No income tax has been accrued on the undistributed foreign earnings since our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for the six months ended December 31, 2014 and 2013, are summarized as follows:

	Six Months Ended
	December 31,
	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$106.3	$87.2	$19.1
Investing activities	(222.5)	(56.2)	(166.3)
Financing activities	131.5	7.5	124.0
Effect of exchange rate changes on cash and cash equivalents	(15.9)	0.8	(16.7)
Net change in cash and cash equivalents	$(0.6)	$39.3	$(39.9)
Net cash flows provided by operating activities were $106.3 million for the six months ended December 31, 2014, as compared to $87.2 million for the same period in fiscal 2014.  This $19.1 million increase was primarily due to comparative improvement of $14.5 million in net working capital components, which was due to the timing of cash payments made to our vendors and employees, and cash payments received from our clients in the normal course of business. Net earnings adjusted for non-cash items increased by $4.6 million when compared to the six months ended December 31, 2013.
Net cash flows used in investing activities were $222.5 million for the six months ended December 31, 2014, as compared to net cash flows used in investing activities of $56.2 million for the same period in fiscal 2014. This $166.3 million increase in cash used in investing activities was primarily due to increased net cash outflows of $241.9 million in the six months ended December 31, 2014 associated with the parent company investment, partially offset by proceeds from notes receivable from ADP and its affiliates of $40.6 million. In addition, there were no business acquisitions during the six months ended December 31, 2014 compared to $25.4 million of cash payments related to business acquisitions during the same period in fiscal 2014.
Net cash flows provided by financing activities were $131.5 million for the six months ended December 31, 2014 as compared to $7.5 million for the same period in fiscal 2014.  This $124.0 million increase in cash provided by financing activities is primarily due to proceeds from long-term debt of $1.8 billion, which consists of $250.0 million from our term loan facility, $750.0 million from our bridge loan facility, and $750.0 million from our senior notes. Proceeds from our long-term debt were offset by repayments of our long-term debt of $753.1 million, which includes $750.0 million related to our bridge loan facility, and transactions related to our spin-off from ADP, including the $825.0 million dividend paid to ADP, and repayment of notes payable to ADP and its affiliates of $21.4 million, as well as a dividend to our stockholders of $19.4 million.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facility as those arrangements contain interest rates that are not fixed. As of December 31, 2014, our revolving credit facility was undrawn. The interest rate per annum on the term loan facility was 1.67% as of December 31, 2014. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the six months ended December 31, 2014.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of December 31, 2014, operations in foreign jurisdictions were principally transacted in Canadian dollars, Renminbi, Sterling, and Euros. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $4.6 million for the six months ended December 31, 2014.
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
The Company entered into a data services agreement with ADP prior to the Distribution under which ADP provides us with certain data center sharing services relating to the provision of information technology, platform support, hosting and network services. The term of the agreement will expire two years after the Distribution date.
The Company entered into an intellectual property transfer agreement with ADP prior to the Distribution under which ADP assigned to the Company certain patents, trademarks, copyrights and other intellectual property developed or owned by ADP or certain of its subsidiaries and with respect to which we are the primary or exclusive user today or the anticipated primary or exclusive user in the future. The assignment is perpetual after the Distribution date.
The Company also entered into an employee matters agreement with ADP prior to the Distribution pursuant to which certain employee benefit matters are addressed, such as the treatment of ADP options held by our employees after the separation and the treatment of benefits for Company management employees who participate in and have accrued benefits under the ADP Supplemental Officers Retirement Plan. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which our employees participate following the Distribution. ADP will remain responsible for the payment of all benefits under the ADP plans.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
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
In November 2014, the FASB issued and the Company adopted ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting." ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. In connection with the FASB's issuance of ASU 2014-17, the SEC rescinded Staff Accounting Bulletin ("SAB") Topic 5.J, "New Basis of Accounting Required in Certain Circumstances." All entities, including SEC registrants will apply ASU 2014-17 for guidance on the use of pushdown accounting. ASU 2014-17 is effective immediately. The adoption of ASU 2014-17 did not have an impact on the Company's consolidated and combined results of operations, financial condition, or cash flows.
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

Item 4.  Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
Prior to the Distribution, we relied on certain financial information and resources of ADP to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as board of directors and internal audit which includes Sarbanes Oxley compliance. In conjunction with the Distribution, we enhanced our financial, administrative, and other support systems and expanded our accounting, reporting, legal and internal audit departments. We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a stand-alone public company. We continue to review and document our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to additional changes in our internal control over financial reporting.
Other than those noted above, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended December 31, 2014, we generated approximately 22% of our revenues outside of the United States, and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations and financial condition.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of CDK Global, Inc.	8-K	1-36486	3.1	10/1/2014
3.2	By-laws of CDK Global, Inc.	8-K	1-36486	3.2	10/1/2014
4.1	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 3.30% Senior Notes due 2019 were issued	8-K	1-36486	4.1	10/17/2014
4.2	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.50% Senior Notes due 2024 were issued	8-K	1-36486	4.2	10/17/2014
4.3	Registration Rights Agreement, dated as of October 14, 2014, among CDK Global, Inc. and the initial purchasers named therein, relating to the 3.30% Senior Notes due 2019	8-K	1-36486	4.3	10/17/2014
4.4	Registration Rights Agreement, dated as of October 14, 2014, among CDK Global, Inc. and the initial purchasers named therein, relating to the 4.50% Senior Notes due 2024	8-K	1-36486	4.4	10/17/2014
10.1	Separation and Distribution Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.1	10/1/2014
10.2	Tax Matters Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.2	10/1/2014
10.3	Transition Services Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.3	10/1/2014
10.4	Data Center Services Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.4	10/1/2014
10.5	Intellectual Property Transfer Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.5	10/1/2014
10.6	Employee Matters Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.6	10/1/2014
10.7	Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)	8-K	1-36486	10.7	10/1/2014
10.8	CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.8	10/1/2014
10.9	CDK Global Inc. Deferred Compensation Plan (Management Compensatory Plan)	8-K	1-36486	10.9	10/1/2014
10.10	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	10-Q	1-36486	10.12	11/13/2014
10.11	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	10-Q	1-36486	10.13	11/13/2014
10.12	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	10-Q	1-36486	10.14	11/13/2014

10.13	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	10-Q	1-36486	10.15	11/13/2014
10.14	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)	10-Q	1-36486	10.16	11/13/2014
10.15	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)	10-Q	1-36486	10.17	11/13/2014
10.16	Form of Deferred Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)	10-Q	1-36486	10.18	11/13/2014
10.17	UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.1	1/26/2015
10.18	Form of Stock Option Agreement under the UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.2	1/26/2015
31.1	Certification by Steven J. Anenen pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Steven J. Anenen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	February 5, 2015	/s/ Alfred A. Nietzel Alfred A. Nietzel

Chief Financial Officer (principal financial and accounting officer) (Title)