Form 10-Q
period 2015-03-31
CDK Global, Inc.
filed 2015-04-30
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2015 was 160,316,124.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated and Combined Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues	$526.4	$501.1	$1,560.4	$1,470.9

Expenses:
Cost of revenues	321.8	304.9	956.6	900.5
Selling, general and administrative expenses	105.5	96.1	321.9	303.4
Separation costs	0.6	—	34.6	—
Total expenses	427.9	401.0	1,313.1	1,203.9
Operating earnings	98.5	100.1	247.3	267.0

Interest expense	(9.3)	(0.2)	(19.4)	(0.7)
Other income, net	1.8	0.6	4.7	1.8

Earnings before income taxes	91.0	100.5	232.6	268.1

Provision for income taxes	(32.8)	(29.1)	(89.0)	(86.9)

Net earnings	58.2	71.4	143.6	181.2
Less: net earnings attributable to noncontrolling interest	1.9	1.8	5.9	5.2
Net earnings attributable to CDK	$56.3	$69.6	$137.7	$176.0

Net earnings attributable to CDK per common share:
Basic	$0.35	$0.43	$0.86	$1.10
Diluted	$0.35	$0.43	$0.85	$1.10

Weighted-average common shares outstanding:
Basic	160.6	160.6	160.7	160.6
Diluted	161.9	160.6	161.5	160.6

Dividends declared per common share	$0.12	$—	$0.24	$—

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net earnings	$58.2	$71.4	$143.6	$181.2
Other comprehensive (loss) income:
Currency translation adjustments	(23.2)	6.4	(40.1)	30.4
Other comprehensive (loss) income	(23.2)	6.4	(40.1)	30.4
Comprehensive income	35.0	77.8	103.5	211.6
Less: comprehensive income attributable to noncontrolling interest	1.9	1.8	5.9	5.2
Comprehensive income attributable to CDK	$33.1	$76.0	$97.6	$206.4

CDK Global, Inc.
Condensed Consolidated and Combined Balance Sheets
(In millions, except per share par value)
(Unaudited)

	March 31,	June 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$368.5	$402.8
Accounts receivable, net of allowance for doubtful accounts of $12.7 and $12.2, respectively	352.8	310.7
Notes receivable from ADP and its affiliates	—	40.6
Other current assets	185.1	164.1
Total current assets	906.4	918.2
Property, plant and equipment, net	85.3	82.6
Other assets	245.4	233.1
Goodwill	1,169.1	1,230.9
Intangible assets, net	103.1	133.8
Total assets	$2,509.3	$2,598.6

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$12.5	$—
Accounts payable	20.9	17.2
Accrued expenses and other current liabilities	161.5	158.0
Accrued payroll and payroll-related expenses	97.3	105.6
Short-term deferred revenues	183.5	194.8
Notes payable to ADP and its affiliates	—	21.9
Total current liabilities	475.7	497.5
Long-term debt	981.3	—
Long-term deferred revenues	179.4	182.8
Deferred income taxes	73.3	76.5
Other liabilities	35.6	32.5
Total liabilities	1,745.3	789.3

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 161.1 shares; outstanding, 160.4 shares	1.6	—
Additional paid-in-capital	677.2	—
Retained earnings	59.9	—
Treasury stock, at cost: 0.7 shares	(32.2)	—
Net parent company investment	—	1,712.2
Accumulated other comprehensive income	45.6	85.7
Total CDK stockholders' equity	752.1	1,797.9
Noncontrolling interest	11.9	11.4
Total equity	764.0	1,809.3
Total liabilities and equity	$2,509.3	$2,598.6

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$143.6	$181.2
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	57.1	39.6
Deferred income taxes	(2.0)	(14.1)
Stock-based compensation expense	22.0	15.0
Pension expense	0.8	2.9
Other	(5.9)	(7.1)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(55.6)	(36.0)
Increase in other assets	(19.1)	(11.7)
Increase/(decrease) in accounts payable	4.7	(2.5)
Increase/(decrease) in accrued expenses and other liabilities	14.6	(24.7)
Net cash flows provided by operating activities	160.2	142.6

Cash Flows from Investing Activities:
Capital expenditures	(27.2)	(30.4)
Proceeds from sale of property, plant and equipment	0.9	—
Capitalized software	(7.5)	(4.6)
Acquisitions of businesses, net of cash acquired	—	(25.7)
Contributions to investments	(14.6)	—
Proceeds from (advances) on notes receivable from ADP and its affiliates	40.6	(2.5)
Net cash flows used in investing activities	(7.8)	(63.2)

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	(21.9)	(2.1)
Borrowings on notes payable to ADP and its affiliates	—	1.0
Net transactions of parent company investment	(240.8)	12.1
Proceeds from long-term debt	1,750.0	—
Repayments of long-term debt	(756.2)	—
Dividend paid to ADP at separation	(825.0)	—
Dividends paid to stockholders	(38.8)	—
Repurchases of common stock	(32.2)	—
Proceeds from exercises of stock options	6.9	—
Excess tax benefit from stock-based compensation awards	9.7	7.2
Withholding tax payment for stock-based compensation awards	(0.9)	—
Payment of deferred financing costs	(9.2)	—
Dividend payments of CVR to noncontrolling owners	(5.4)	(8.0)
Net cash flows (used in) provided by financing activities	(163.8)	10.2

Effect of exchange rate changes on cash and cash equivalents	(22.9)	(5.9)

Net change in cash and cash equivalents	(34.3)	83.7

Cash and cash equivalents, beginning of period	402.8	276.3

Cash and cash equivalents, end of period	$368.5	$360.0

Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$67.3	$13.2
Interest	2.7	0.7

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statement of Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Net Parent Company Investment	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2014	—	$—	$—	$—	$—	$1,712.2	$85.7	$1,797.9	$11.4	$1,809.3
Net earnings	—	—	—	98.7	—	39.0	—	137.7	5.9	143.6
Foreign currency translation adjustments	—	—	—	—	—	—	(40.1)	(40.1)	—	(40.1)
Net distributions to Parent	—	—	—	—	—	(271.8)	—	(271.8)	—	(271.8)
Dividend paid to ADP at separation	—	—	—	—	—	(825.0)	—	(825.0)	—	(825.0)
Reclassification of net parent company investment to common stock and additional paid-in capital in conjunction with the Distribution	160.6	1.6	652.8	—	—	(654.4)	—	—	—	—
Stock-based compensation expense	—	—	12.4	—	—	—	—	12.4	—	12.4
Common stock issued for the exercise and vesting of stock-based compensation awards	0.5	—	7.1	—	—	—	—	7.1	—	7.1
Excess tax benefit from stock-based compensation awards	—	—	5.8	—	—	—	—	5.8	—	5.8
Withholding tax payment for stock-based compensation awards	—	—	(0.9)	—	—	—	—	(0.9)	—	(0.9)
Dividends paid to stockholders	—	—	—	(38.8)	—	—	—	(38.8)	—	(38.8)
Repurchases of common stock	—	—	—	—	(32.2)	—	—	(32.2)	—	(32.2)
Dividend payments of CVR to noncontrolling owners	—	—	—	—	—	—	—	—	(5.4)	(5.4)
Balance as of March 31, 2015	161.1	$1.6	$677.2	$59.9	$(32.2)	$—	$45.6	$752.1	$11.9	$764.0

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
C. Basis of Preparation
The financial statements presented herein represent (i) periods prior to September 30, 2014 when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements") and (ii) periods subsequent to September 30, 2014 when the Company became a separate publicly-traded company (referred to as "consolidated financial statements"). Throughout this Quarterly Report on Form 10-Q when we refer to the "financial statements," we are referring to the "condensed consolidated and combined financial statements," unless the context indicates otherwise. Beginning with the interim periods ending March 31, 2015, the Company elected to present two separate statements for the statements of operations and comprehensive income as opposed to a single continuous statement of comprehensive income.
The financial statements include the accounts of Computerized Vehicle Registration, Inc. ("CVR") in which CDK holds a controlling financial and management interest. All significant intercompany transactions and balances between consolidated CDK businesses have been eliminated.
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
The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the combined financial statements and related notes of the Company as of and for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission in the Registration Statement on Form 10 relating to the Distribution.
Prior to the Distribution, the financial statements in this Quarterly Report on Form 10-Q included costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on revenue and headcount. Following the Distribution, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 10 for further information on agreements entered into with ADP as a result of the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s financial statements include the following transactions with ADP or its affiliates:
Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the Distribution. Prior to the Distribution, separation costs were paid by ADP and allocated to the Company. These costs were related to professional services and amounted to $0.6 million and $34.6 million for the three and nine months ended March 31, 2015, respectively. The Company did not incur any separation costs during the three and nine months ended March 31, 2014.
Overhead Expenses. Prior to the Distribution, the financial statements of the Company included an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated overhead costs related to ADP's shared functions of $7.4 million for the three months ended March 31, 2014 and $7.1 million and $21.9 million for the nine months ended March 31, 2015 and 2014, respectively. These costs were reported in selling, general and administrative expenses on the consolidated and combined statements of operations. These allocations were based on a variety of factors. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time or system utilization in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. Prior to the Distribution, the financial statements included a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged trademark royalty fees of $5.6 million for the three months ended March 31, 2014 and $5.7 million and $16.3 million for the nine months ended March 31, 2015 and 2014, respectively. These charges were included in selling, general, and administrative expenses on the consolidated and combined statements of operations. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Prior to the Distribution, certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to other ADP affiliates. The Company purchased services from this facility of $5.2 million for the three months ended March 31, 2014 and $5.5 million and $14.2 million for the nine months ended March 31, 2015 and 2014, respectively. The charge for these services was included within cost of revenues on the consolidated and combined statements of operations.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. As of June 30, 2014, the Company recorded notes receivable from ADP and its affiliates of $40.6 million and notes payable to ADP and its affiliates of $21.9 million under contractual arrangements. Prior to the Distribution, the notes were settled; therefore, there were no outstanding notes receivable from or payable to ADP and its affiliates in the accompanying consolidated balance sheet as of March 31, 2015. Interest income on notes receivable from ADP and its affiliates was $0.2 million for the three months ended March 31, 2014 and was $0.2 million and $0.6 million for the nine months ended March 31, 2015 and 2014, respectively. The Company recorded interest income on notes receivable from ADP and its affiliates within other income, net on the consolidated and combined statements of operations. Interest expense on notes payable to ADP and its affiliates was $0.3 million for the three months ended March 31, 2014 and was $0.2 million and $0.7 million for the nine months ended March 31, 2015 and 2014, respectively. The Company recorded interest expense on notes payable to ADP and its affiliates within interest expense on the consolidated and combined statements of operations.

Other Services. Prior to the Distribution, the Company received other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.3 million for the three months ended March 31, 2014 and $0.4 million and $0.9 million for the nine months ended March 31, 2015 and 2014, respectively. These expenses were included in selling, general and administrative expenses on the consolidated and combined statements of operations.
D. Financial Statement Revisions
During the three months ended March 31, 2015, the Company elected to make revisions to previously reported results of operations, financial condition, and cash flows as discussed below. The Company previously reported results of operations and cash flows for the nine months ended March 31, 2014, financial condition as of June 30, 2014, and revenues, earnings before income taxes, and net earnings for the three months ended March 31, 2014 in the Registration Statement on Form 10. The Company assessed the materiality of the misstatements discussed below on prior period financial statements and concluded that while such revisions are immaterial to the combined results of operations and cash flows for the nine months ended March 31, 2014, financial condition as of June 30, 2014, and revenues, earnings before income taxes, and net earnings for the three months ended March 31, 2014 presented herein, the combined financial statements should be revised to provide greater comparability. The Company plans to reflect the effect of the revisions on previously reported annual periods in its exchange offer registration statement to exchange the Company's senior notes for a new issue of substantially identical debt securities registered under the Securities Act (as described in Note 5).
Historically, leases of certain hardware components included within Dealer Management Systems ("DMS") and integrated solutions were accounted for as operating leases and revenues were recognized in accordance with Accounting Standards Codification ("ASC") 840, "Leases." The Company has now determined that these hardware components should be reported as sales-type leases in accordance with ASC 840, "Leases." In accordance with sales-type lease accounting, revenue for leased hardware is recognized upon installation and a receivable is recorded based on the present value of the minimum lease payments at the beginning of the lease term. The Company's combined financial statements have been revised to reflect sales-type lease accounting for these hardware components as well as the related income tax effects. This revision impacted the Automotive Retail North America and Automotive Retail International segments and all of these revisions are immaterial. Segment revenues and earnings before income taxes in Note 11 for the nine months ended March 31, 2014 include the effects of this revision.
The Company revised the presentation of the noncontrolling interest ("NCI") in CVR to comply with ASC 810, "Consolidations." Accordingly, earnings, comprehensive income, and net assets in CVR which are not attributable to the Company have been separately presented within the combined financial statements. Historically, the NCI in CVR's earnings was included within selling, general and administrative expenses in the combined statements of operations, and the NCI in CVR's net assets was included within other liabilities in the combined balance sheets. This revision impacted the Automotive Retail North America segment and earnings before income taxes in Note 11 for the nine months ended March 31, 2014 reflect this revision.
The following are selected line items from the Company's combined financial statements illustrating the effect of these immaterial revisions:

Condensed Combined Statements of Operations

	Nine Months Ended March 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Revenues	$1,469.3	$1.6	$—	$1,470.9
Cost of revenues	899.1	1.4	—	900.5
Selling, general and administrative	308.3	0.3	(5.2)	303.4
Total expenses	1,207.4	1.7	(5.2)	1,203.9
Operating earnings	261.9	(0.1)	5.2	267.0
Other income, net	0.1	1.7	—	1.8
Earnings before income taxes	261.3	1.6	5.2	268.1
Provision for income taxes	(86.3)	(0.6)	—	(86.9)
Net earnings	175.0	1.0	5.2	181.2
Less: net earnings attributable to noncontrolling interest	—	—	5.2	5.2
Net earnings attributable to CDK	$175.0	$1.0	$—	$176.0

	Three Months Ended March 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Revenues	$500.5	$0.6	$—	$501.1
Earnings before income taxes	98.3	0.4	1.8	100.5
Net earnings	69.3	0.3	1.8	71.4
Less: net earnings attributable to noncontrolling interest	—	—	1.8	1.8
Net earnings attributable to CDK	$69.3	$0.3	$—	$69.6
Condensed Combined Statement of Comprehensive Income

	Nine Months Ended March 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Net earnings	$175.0	$1.0	$5.2	$181.2
Other comprehensive income:
Currency translation adjustments	30.4	—	—	30.4
Other comprehensive income	30.4	—	—	30.4
Comprehensive income	205.4	1.0	5.2	211.6
Less: comprehensive income attributable to noncontrolling interest	—	—	5.2	5.2
Comprehensive income attributable to CDK	$205.4	$1.0	$—	$206.4

Condensed Combined Balance Sheet

	June 30, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Assets
Current assets:
Accounts receivable, net	$299.1	$11.6	$—	$310.7
Other current assets	164.6	(0.5)	—	164.1
Total current assets	907.1	11.1	—	918.2
Property, plant and equipment, net	109.9	(27.3)	—	82.6
Other assets	205.5	27.6	—	233.1
Total assets	$2,587.2	$11.4	—	$2,598.6

Liabilities and Equity
Current liabilities:
Accrued expenses and other current liabilities	$154.2	$3.8	$—	$158.0
Total current liabilities	493.7	3.8	—	497.5
Deferred income taxes	76.6	(0.1)	—	76.5
Other liabilities	43.9	—	(11.4)	32.5
Total liabilities	797.0	3.7	(11.4)	789.3

Equity:
Net parent company investment	1,704.6	7.6	—	1,712.2
Accumulated other comprehensive income	85.6	0.1	—	85.7
Total CDK stockholders' equity	1,790.2	7.7	—	1,797.9
Noncontrolling interest	—	—	11.4	11.4
Total equity	1,790.2	7.7	11.4	1,809.3
Total liabilities and equity	$2,587.2	$11.4	$—	$2,598.6

Condensed Combined Statement of Cash Flows

	Nine Months Ended March 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Cash Flows from Operating Activities:
Net earnings	$175.0	$1.0	$5.2	$181.2
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	51.2	(11.6)	—	39.6
Deferred income taxes	(14.7)	0.6	—	(14.1)
Other	(0.7)	(1.2)	(5.2)	(7.1)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(34.9)	(1.1)	—	(36.0)
Increase in other assets	(9.5)	(2.2)	—	(11.7)
(Decrease)/increase in accrued expenses and other liabilities	(32.8)	0.1	8.0	(24.7)
Net cash flows provided by/(used in) operating activities	149.0	(14.4)	8.0	142.6

Cash Flows from Investing Activities:
Capital expenditures	(44.8)	14.4	—	(30.4)
Net cash flows (used in)/provided by investing activities	(77.6)	14.4	—	(63.2)

Cash Flows from Financing Activities:
Dividend payments of CVR to minority owners	—	—	(8.0)	(8.0)
Net cash flows provided by/(used in) financing activities	18.2	—	(8.0)	10.2
Combined Statement of Equity

	June 30, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Net Parent Company Investment
Balance as of June 30, 2014	$1,704.6	$7.6	$—	1,712.2
Accumulated Other Comprehensive Income
Balance as of June 30, 2014	85.6	0.1	—	85.7
Total CDK Stockholders' Equity
Balance as of June 30, 2014	1,790.2	7.7	—	1,797.9
Noncontrolling Interest
Balance as of June 30, 2014	—	—	11.4	11.4
Total Equity
Balance as of June 30, 2014	$1,790.2	7.7	$11.4	$1,809.3
E. Significant Accounting Policies
Revenue Recognition. Revenue is generated from software licenses, hosting arrangements, hardware sales and leases, support and maintenance, professional services, advertising and digital marketing, as well as certain transactional services.

The Company recognizes software related revenue (on-site) in accordance with the provisions of ASC 985-605, “Software-Revenue Recognition,” and non-software related revenue, upfront hardware sales, and software delivered under a hosted model in accordance with ASC 605, "Revenue Recognition."
In general, revenue is recognized when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	fees are fixed or determinable; and

•	collection of the revenue is reasonably assured.
The following are the Company’s major components of revenue:

•
Bundled sales of DMS and integrated solutions. In the Automotive Retail North America and Automotive Retail International segments, the Company receives fees for product installation, monthly fees for software licenses, ongoing software support and maintenance of DMS and other integrated solutions that are either hosted by the Company or installed on-site at the client’s location. The revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when client acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the client does not have the contractual right to take possession of the software and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the client without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.

The Company also offers various hardware elements in connection with DMS and integrated solution sales, which in some instances are considered sales-type leases under ASC 840. Revenue related to leased hardware is recognized upon installation and a receivable is recorded based on the present value of the minimum lease payments at the beginning of the lease term.

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

Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including the payroll related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenue is recognized as revenue. Deferred amounts are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contracts are not sufficient to recover the carrying amount of the contract assets. Current deferred costs classified within other current assets on the consolidated and combined balance sheets were $116.4 million and $120.3 million as of March 31, 2015 and June 30, 2014, respectively. Long-term deferred costs classified within other assets on the consolidated and combined balance sheets were $162.2 million and $166.8 million as of March 31, 2015 and June 30, 2014, respectively.
Computer Software to be Sold, Leased or Otherwise Marketed. The Company's policy provides for the capitalization of certain costs of computer software to be sold, leased, or otherwise marketed. The Company's policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Maintenance-related costs are expensed as incurred. Pursuant to this policy, the Company recognized expenses of $43.3 million and $41.5 million for the three months ended March 31, 2015 and 2014, respectively, and $127.2 million and $123.4 million for the nine months ended March 31, 2015 and 2014, respectively. These expenses were classified within cost of revenues on the consolidated and combined statements of operations.
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated and combined balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facility (as described in Note 5), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of our senior notes as of March 31, 2015 was $764.4 million based on quoted market prices for the same or similar instruments and the carrying value was $750.0 million. The term loan facility and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.

Note 2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-03 will result in a reclassification of our deferred financing costs from other assets to long-term debt within the balance sheet.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2014-12 will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
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

Note 3. Earnings per Share
The numerator for both basic and diluted earnings per share is net earnings attributable to CDK. The denominator for basic and diluted earnings per share is based upon the number of weighted average shares of the Company's common stock outstanding during the reporting periods. Diluted earnings per share also reflects the dilutive effect of unexercised in-the-money stock options and unvested restricted stock. On September 30, 2014, ADP shareholders of record as of the close of business on September 24, 2014 received one share of the Company's common stock for every three shares of ADP common stock held as of the record date. For all periods prior to the Distribution, basic and diluted earnings per share were computed using the number of shares of the Company's stock outstanding on September 30, 2014, the date on which the Company's common stock was distributed to the shareholders of ADP. The same number of shares was used to calculate basic and diluted earnings per share for the three and nine months ended March 31, 2014 since there were no dilutive securities until after the Distribution.
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 6. Net earnings allocated to participating securities were not significant for the three and nine months ended March 31, 2015.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net earnings attributable to CDK	$56.3	$69.6	$137.7	$176.0

Weighted-average shares outstanding:
Basic	160.6	160.6	160.7	160.6
Effect of employee stock options	0.7	—	0.4	—
Effect of employee restricted stock	0.6	—	0.4	—
Diluted	161.9	160.6	161.5	160.6

Basic earnings attributable to CDK per share	$0.35	$0.43	$0.86	$1.10
Diluted earnings attributable to CDK per share	$0.35	$0.43	$0.85	$1.10

Options to purchase 0.3 million shares of common stock for both the three and nine months ended March 31, 2015, respectively, have been excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4. Goodwill and Intangible Assets, Net
Changes in goodwill for the nine months ended March 31, 2015 were as follows:

	Automotive Retail North America	Automotive Retail International	Digital Marketing	Total
Balance as of June 30, 2014	$400.1	$454.7	$376.1	$1,230.9
Currency translation adjustments	(3.4)	(58.4)	—	(61.8)
Balance as of March 31, 2015	$396.7	$396.3	$376.1	$1,169.1
Components of intangible assets, net were as follows:

	March 31,			June 30,
	2015			2014
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$110.3	$(94.0)	$16.3	$103.9	$(87.4)	$16.5
Client lists	215.0	(131.4)	83.6	222.1	(124.5)	97.6
Trademarks	27.0	(23.8)	3.2	27.1	(7.4)	19.7
Other intangibles	2.4	(2.4)	—	6.0	(6.0)	—
	$354.7	$(251.6)	$103.1	$359.1	$(225.3)	$133.8

In October 2014 following the Company's separation from ADP, the Company evaluated its branding strategy and the trademark names under which each of its businesses will operate. The Company determined that the Cobalt trademark used by the Digital Marketing segment will no longer be used. Therefore, the Company revised the estimated useful life assigned to the Cobalt trademark. The Company recognized accelerated amortization on the trademark of $15.6 million in cost of revenues during the nine months ended March 31, 2015. The effect of this change in estimate on both basic and diluted earnings per share, net of the related tax effect, was $0.06 for the nine months ended March 31, 2015.
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of intangible assets is 6 years (3 years for software and software licenses, 7 years for customer contracts and lists, and 10 years for trademarks). Amortization of intangible assets was $7.0 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively, and $37.5 million and $21.5 million for the nine months ended March 31, 2015 and 2014, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of March 31, 2015 were as follows:

Amount
Three months ending June 30, 2015	$7.2
Twelve months ending June 30, 2016	24.4
Twelve months ending June 30, 2017	18.6
Twelve months ending June 30, 2018	15.2
Twelve months ending June 30, 2019	9.0
Twelve months ending June 30, 2020	7.8
Thereafter	20.9
$103.1

Note 5. Debt
Debt comprised of the following as of March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Revolving credit facility	$—	$—
Term loan facility	243.8	—
3.30% senior notes, due 2019	250.0	—
4.50% senior notes, due 2024	500.0	—
Total debt	993.8	—
Current maturities of long-term debt	12.5	—
Total long-term debt	$981.3	$—
On September 16, 2014, the Company entered into (i) a five-year $300.0 million senior unsecured revolving credit facility (the "revolving credit facility"), which was undrawn as of March 31, 2015, and (ii) a five-year $250.0 million senior unsecured term loan facility (the "term loan facility"). The Company's revolving credit facility and term loan facility are referred together as the "Credit Facilities." The Company also entered into a $750.0 million senior unsecured bridge loan facility (the "bridge loan facility") on September 16, 2014. On September 30, 2014, the proceeds from the term loan facility and the bridge loan facility were used to pay ADP a cash dividend of $825.0 million, fees and expenses related to the Distribution, and fees related to the entry into the Credit Facilities and the bridge loan facility.
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
Term Loan Facility
The Company had $243.8 million of borrowings outstanding under the term loan facility as of March 31, 2015. The term loan facility will mature on September 16, 2019. The term loan facility is subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loans made on the closing date, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facility is unsecured and loans thereunder bear interest at the same rates as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the term loan facility was 1.68% as of March 31, 2015.

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
The senior notes are redeemable at the Company's option prior to September 15, 2019 for the 2019 notes and prior to July 15, 2024 for the 2024 notes at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the senior notes to be redeemed, and (ii) the sum of the present value of the remaining scheduled payments (as defined in the agreement), plus in each case, accrued and unpaid interest thereon. Subsequent to September 15, 2019 and July 15, 2024, the redemption price for the 2019 notes and the 2024 notes, respectively, will equal 100% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest thereon. The senior notes are also subject to a change of control provision whereby each holder of the senior notes has the right to require the Company to purchase all or a portion of such holder's senior notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest upon the occurrence of both a change of control and a decline in the rating of the senior notes.
In connection with the issuance of the senior notes, the Company entered into registration rights agreements whereby the Company agreed to use commercially reasonable efforts to file an exchange offer registration statement to exchange the senior notes for a new issue of substantially identical debt securities registered under the Securities Act. The Company has also agreed to use commercially reasonable efforts to file a shelf registration statement to cover resales of the senior notes under certain circumstances (as defined in the registration rights agreements). If the exchange offer is not completed or a shelf registration statement, if required under the registration rights agreements, does not become effective by October 14, 2015, the interest rate on the senior notes will be increased by (i) 0.25% per annum for the first 90-day period following October 14, 2015, and (ii) an additional 0.25% per annum thereafter until the exchange offer is completed, the shelf registration statement, if required, becomes effective or the senior notes of the applicable series become freely tradable. In the event that the Company receives a shelf registration request and the shelf registration statement required to be filed does not become effective by the later of October 14, 2015 and 90 days after the delivery of such shelf registration request, the interest rate on the senior notes will be increased by (i) 0.25% per annum for the first 90-day period following the shelf registration request, and (ii) an additional 0.25% per annum thereafter until the shelf registration statement becomes effective or the senior notes become freely tradable. The maximum additional interest the Company could be required to pay to the note holders under the registration payment arrangement as of March 31, 2015 is $27.4 million. As of March 31, 2015, no liability for such registration payment arrangement has been recorded as it is not considered probable that additional interest will be paid under the registration rights.

The Company's aggregate scheduled maturities of the long-term debt as of March 31, 2015 were as follows:

Amount
Twelve months ended March 31, 2016	$12.5
Twelve months ended March 31, 2017	12.5
Twelve months ended March 31, 2018	12.5
Twelve months ended March 31, 2019	12.5
Twelve months ended March 31, 2020	443.8
Thereafter	500.0
$993.8

Note 6. Stock Based Compensation
Incentive Equity Awards Converted from ADP Awards
On October 1, 2014, ADP's outstanding equity awards for employees of the Company were converted into equity awards of CDK at a ratio of 2.757 CDK equity awards for every ADP equity award held prior to the spin-off. The converted equity awards have the same terms and conditions as the ADP equity awards. As a result, the Company issued 2.3 million stock options with a weighted average exercise price of $19.64, 0.7 million time-based restricted shares, and 0.2 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company's equity awards. As the conversion was considered a modification of an award in accordance with ASC 718, "Compensation - Stock Compensation," the Company compared the fair value of the award immediately prior to the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The fair values immediately prior to and after Distribution were estimated using a binomial option pricing model. The conversion resulted in an increase in the fair value of the awards by $1.4 million, of which $1.0 million was recognized from the date of Distribution to March 31, 2015 and the remaining $0.4 million will be recognized in net earnings prospectively.
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
Prior to the Distribution, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Stock-based compensation primarily consisted of the following for the three and nine months ended March 31, 2015 and 2014:
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
The following table represents stock-based compensation expense and related income tax benefits for the three and nine months ended March 31, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Cost of revenues	$2.0	$1.7	$5.8	$4.9
Selling, general and administrative expenses	6.6	3.5	16.2	10.1
Total pretax stock-based compensation expense	$8.6	$5.2	$22.0	$15.0

Income tax benefit	$2.9	$1.9	$7.8	$5.5
Stock-based compensation expense for the nine months ended March 31, 2015 consists of $12.4 million of expense related to equity classified awards, $4.2 million of expense related to liability classified awards, and $5.4 million of expense allocated from ADP during the three months ended September 30, 2014. As of March 31, 2015, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $5.3 million, $14.4 million, and $15.3 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 2.0 years, 1.9 years, and 1.5 years, respectively.
The activity related to the Company's incentive equity awards from the date of Distribution to March 31, 2015 consisted of the following:

Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2014	—	$—
Options converted from ADP equity awards	2,269	$19.64
Options granted	397	$41.71
Options exercised	(444)	$15.95
Options canceled	(18)	$23.23
Options outstanding as of March 31, 2015	2,204	$24.32
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2014	—	—
Restricted shares/units converted from ADP equity awards	576	127
Restricted shares/units granted	513	180
Restricted shares/units vested	(52)	(7)
Restricted shares/units forfeited	(32)	(12)
Non-vested restricted shares/units as of March 31, 2015	1,005	288
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2014	—	—
Restricted shares/units converted from ADP equity awards	70	89
Restricted shares/units granted	—	132
Restricted shares/units vested	—	—
Restricted shares/units forfeited	—	—
Non-vested restricted shares/units as of March 31, 2015	70	221
The fair value of each stock option issued was estimated on the date of grant using the binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rates, and employee exercise behavior. Expected volatilities utilized in the model were based on a combination of implied market volatilities and other factors. The dividend yield was based on expected future dividend payments. The risk-free rate was derived from the U.S. Treasury yield curve in effect at the time of grant. The model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants represents the period of time that options granted were expected to be outstanding on the date of grant.
The following table presents the assumptions used to determine the fair value of the outstanding ADP awards converted into equity awards of CDK to measure the incremental compensation cost:

Risk-free interest rate	1.1%
Dividend yield	1.1%
Weighted average volatility factor	23.9%
Weighted average expected life (in years)	3.4
Weighted average fair value (in dollars)	$12.50

The following table presents the assumptions used to determine the fair value of the stock options granted after the date of Distribution through March 31, 2015:

Risk-free interest rate	1.6%
Dividend yield	1.1%
Weighted average volatility factor	25.6%
Weighted average expected life (in years)	6.3
Weighted average fair value (in dollars)	$10.24

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
As of March 31, 2015, the Company recorded a receivable from ADP of $0.9 million and a payable to ADP of $2.8 million under the tax matters agreement. There were no similar amounts receivable from ADP or payable to ADP as of June 30, 2014 as the tax matters agreement was entered into in connection with the Distribution.
On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Among the changes included in the law is a provision allowing for additional first year depreciation for assets placed into service during calendar year 2014, commonly known as "bonus depreciation." The bonus depreciation provision partially relates to pre-distribution tax periods for which ADP is entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with the Company's business. During the nine months ended March 31, 2015, the Company recorded tax expense of $4.6 million to adjust deferred taxes for the additional tax depreciation to be taken by ADP in pre-distribution tax periods.
Valuation Allowance
The Company had valuation allowances of $3.4 million and $7.1 million as of March 31, 2015 and June 30, 2014, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the first quarter of fiscal 2015, after considering all available evidence, the Company concluded it was more-likely-than-not that certain future tax benefits would be realized. Therefore, an adjustment of $2.3 million was recorded in the provision for income taxes to reduce the previously recorded valuation allowance.
Unrecognized Income Tax Benefits
The Company had unrecognized income tax benefits of $1.8 million and $0.2 million as of March 31, 2015 and June 30, 2014, respectively, of which $1.5 million and $0.2 million, respectively, would impact the effective tax rate if recognized. During the nine months ended March 31, 2015, the Company increased its unrecognized income tax benefits related to prior period tax positions by $0.9 million for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2015 and 2014 was 36.0% and 29.0%, respectively. The effective tax rate for the three months ended March 31, 2014 was favorably impacted by a tax benefit associated with a valuation allowance adjustment of $7.2 million.

The effective tax rate for the nine months ended March 31, 2015 and 2014 was 38.3% and 32.4%, respectively. The effective tax rate for the nine months ended March 31, 2015 was unfavorably impacted by certain separation costs that were not tax deductible and $4.6 million of tax expense associated with the tax law change for bonus depreciation, offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters. The effective tax rate for the nine months ended March 31, 2014 was favorably impacted by tax benefits associated with adjustments to the valuation allowance of $7.2 million and the Company's liability for uncertain tax matters of $3.6 million.

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

Note 9. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive (loss) income. Other comprehensive (loss) income results from items deferred on the consolidated and combined balance sheets in stockholders' equity. The Company's other comprehensive (loss) income for the three and nine months ended March 31, 2015 and 2014 and AOCI balances as of March 31, 2015 and June 30, 2014 were comprised solely of currency translation adjustments. Other comprehensive (loss) income was $(23.2) million and $6.4 million for the three months ended March 31, 2015 and 2014, respectively, and was $(40.1) million and $30.4 million for the nine months ended March 31, 2015 and 2014, respectively. The accumulated balances reported in AOCI on the consolidated and combined balance sheets for currency translation adjustments were $45.6 million and $85.7 million as of March 31, 2015 and June 30, 2014, respectively.

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

For the period from the date of Distribution to March 31, 2015, the Company recorded $12.9 million of expense related to the transition services agreement and $6.8 million of expense related to the data services agreement in the accompanying financial statements. As of March 31, 2015, the Company had amounts payable to ADP under the transition services and data services agreements of $8.3 million. There were no similar amounts payable to ADP as of June 30, 2014 as these agreements were entered into in connection with the Distribution.

Note 11. Interim Financial Data by Segment
The Company manages its business operations through strategic business units. The Company's reportable segments represent its strategic business units, or operating segments, which include: Automotive Retail North America, Automotive Retail International, and Digital Marketing. The primary components of the Other segment are corporate allocations and other expenses not recorded in the segment results, such as stock-based compensation expense, corporate costs, separation costs, interest expense, and certain unallocated expenses. Certain expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. Reportable segment revenues and earnings before income taxes for the three and nine months ended March 31, 2014 have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2015. This adjustment is made for management reporting purposes so that the reportable revenues and earnings before taxes for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.
Segment results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Automotive Retail North America	$347.3	$321.5	$1,007.0	$948.5
Automotive Retail International	87.6	85.2	261.7	255.2
Digital Marketing	106.2	95.9	315.2	272.6
Foreign Exchange	(14.7)	(1.5)	(23.5)	(5.4)
Total	$526.4	$501.1	$1,560.4	$1,470.9

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Automotive Retail North America	$103.2	$100.3	$290.4	$264.7
Automotive Retail International	13.0	12.5	41.5	37.0
Digital Marketing (a)	10.9	5.6	14.9	17.7
Other (b)	(33.7)	(17.7)	(110.1)	(51.6)
Foreign Exchange	(2.4)	(0.2)	(4.1)	0.3
Total	$91.0	$100.5	$232.6	$268.1

(a) Digital Marketing includes $15.6 million of accelerated amortization during the nine months ended March 31, 2015 attributable to the Cobalt trademark.

(b) Other includes $0.6 million and $34.6 million of separation costs for the three and nine months ended March 31, 2015, respectively. The Company did not incur any separation costs during the three and nine months ended March 31, 2014.

Note 12. Subsequent Events
On April 2, 2015, the Company, through its majority owned subsidiary, CVR, acquired AVRS, Inc. ("AVRS"), a provider of electronic vehicle registration software in California. The acquisition was made pursuant to an agreement of merger, which contains customary representations, warranties, covenants, and indemnities by the sellers and CVR. CVR acquired all of the outstanding stock of AVRS for approximately $50.0 million, which includes contingent consideration payable upon the satisfaction of specified conditions. The acquisition was funded with cash on hand. The Company is still gathering information necessary to perform the allocation of the purchase price to the fair value of assets acquired and liabilities assumed; therefore, disclosure of this information is impracticable at this time.

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
New Financing
We entered into new debt financing arrangements in connection with the Distribution. At the time of the Distribution, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of March 31, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "notes"). The issuance price of the senior notes was equal to the stated value. We used net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
Business Review
We recently initiated a project to review our cost structure and operating efficiency. The intent of this review is to identify ways to enhance our profitability while improving our efficiency and protecting and sustaining our business. This project is in an early stage and the outcome of the project is unknown. We did not incur any material costs associated with this project during the three and nine months ended March 31, 2015.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenues by providing services to clients. In our ARNA and ARI segments (together, our “Automotive Retail segments”), we receive fees for software licenses, ongoing software support and maintenance of Dealer Management Systems (“DMS”) and other integrated solutions that are either hosted or installed on-site at the customer’s location. We also receive revenues for installing on-site and hosted DMS solutions and for training and consulting with clients, in addition to monthly fees related to hosting DMS solutions in cases where clients outsource their information technology management activities to the Company. In our ARNA segment, we also receive revenues on a fee per transaction processed basis, where we provide automotive retailers, primarily in the United States, solutions with third parties to process credit reports, vehicle registrations, data updates, and Internet sales leads. In our DM segment, revenue is primarily earned for advertising, search marketing, websites, and reputation management services delivered to automotive retailers and OEMs. We receive monthly recurring fees for services provided and we receive revenues for placement of automotive retail advertising. We also receive revenues for customization services and for training and consulting services in all of our segments.
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
Results of Operations
The following is a discussion of the results of our consolidated and combined operations for the three and nine months ended March 31, 2015 and 2014 ("fiscal 2015" and "fiscal 2014," respectively). For a discussion of our operations by segment, see "Analysis of Reportable Segments."
Our combined results of operations, non-GAAP measures, segment revenues, and segment earnings before income taxes for the three and nine months ended March 31, 2014 have been revised to reflect sales-type lease accounting for certain hardware components of our DMS and integrated solutions, and to reflect the revised presentation of the noncontrolling interest in the earnings of Computerized Vehicle Registration, Inc. ("CVR"). Refer to Note 1 - Basis of Presentation in the accompanying Notes to the unaudited condensed consolidated and combined financial statements.
The table below presents consolidated and combined results of operations for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues	$526.4	$501.1	$25.3	5%	$1,560.4	$1,470.9	$89.5	6%
Cost of revenues	321.8	304.9	16.9	6%	956.6	900.5	56.1	6%
Selling, general and administrative costs	105.5	96.1	9.4	10%	321.9	303.4	18.5	6%
Separation costs	0.6	—	0.6	n/m	34.6	—	34.6	n/m
Total expenses	427.9	401.0	26.9	7%	1,313.1	1,203.9	109.2	9%
Operating earnings	98.5	100.1	(1.6)	(2)%	247.3	267.0	(19.7)	(7)%
Interest expense	(9.3)	(0.2)	(9.1)	n/m	(19.4)	(0.7)	(18.7)	n/m
Other income, net	1.8	0.6	1.2	n/m	4.7	1.8	2.9	n/m
Earnings before income taxes	91.0	100.5	(9.5)	(9)%	232.6	268.1	(35.5)	(13)%
Margin %	17.3%	20.1%			14.9%	18.2%
Provision for income taxes	(32.8)	(29.1)	(3.7)	13%	(89.0)	(86.9)	(2.1)	2%
Effective tax rate	36.0%	29.0%			38.3%	32.4%
Net earnings	58.2	71.4	(13.2)	(18)%	143.6	181.2	(37.6)	(21)%
Less: net earnings attributable to noncontrolling interest	1.9	1.8	0.1	6%	5.9	5.2	0.7	13%
Net earnings attributable to CDK	$56.3	$69.6	$(13.3)	(19)%	$137.7	$176.0	$(38.3)	(22)%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. Revenues for the three months ended March 31, 2015 were $526.4 million, an increase of $25.3 million, or 5%, as compared to $501.1 million for the same period in fiscal 2014. Revenues for the three months ended March 31, 2015 increased by 7.5% on a constant currency basis, which excludes the effect of actual foreign exchange rate fluctuations. We compute constant currency by translating current year results at prior year average exchange rates. The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Euro, the Canadian dollar, and the Pound Sterling. Based on budgeted foreign exchange rates, which may differ from the constant currency effect previously described, the ARNA segment contributed $25.8 million, the DM segment contributed $10.3 million, and the ARI segment contributed $2.4 million of CDK revenue growth. See discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2015 increased by $16.9 million, or 6%, as compared to the same period in fiscal 2014. The increase in cost of revenues was primarily due to increased costs for advertising placement to support growth in DM revenues and increased costs associated with the migration of hosting facilities that support the ARNA and DM segments, partially offset by the effect of foreign currency exchange rates.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 increased by $9.4 million, or 10%, as compared to the same period in fiscal 2014 primarily due to costs incurred related to the formation of corporate departments as a stand-alone public company, an increase in the vacation accrual, which is a calendar year benefit, increased stock-based compensation expense, and the effect of a favorable fair value adjustment of $5.6 million related to an acquisition-related contingency in the ARNA segment in the same period in fiscal 2014, partially offset by lower employee related costs, the trademark royalty expense incurred during the three months ended March 31, 2014, and the effect of foreign currency exchange rates.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs for the three months ended March 31, 2015 were $0.6 million; there were no comparable costs incurred in the same period in fiscal 2014.
Interest Expense. Interest expense for the three months ended March 31, 2015 increased by $9.1 million as compared to the same period in fiscal 2014 due to borrowings under our term loan facility and senior notes, unused revolving credit facility commitment fees, and amortization of deferred financing costs.
Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2015 was 36.0%, as compared to 29.0% for the same period in fiscal 2014. The effective tax rate for the three months ended March 31, 2014 was favorably impacted by a tax benefit associated with a valuation allowance adjustment of $7.2 million.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended March 31, 2015 was $56.3 million, a decrease of $13.3 million, or 19%, as compared to $69.6 million for the same period in fiscal 2014. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
Revenues. Revenues for the nine months ended March 31, 2015 were $1,560.4 million, an increase of $89.5 million, or 6%, as compared to $1,470.9 million for the same period in fiscal 2014. Revenues for the nine months ended March 31, 2015 increased by approximately 7.3% on a constant currency basis. The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Euro, the Canadian dollar, and the Danish Krone. The impact of the Pound Sterling on year-to-date revenues was insignificant. Based on budgeted foreign exchange rates, which may differ from the constant currency effect previously described, the ARNA segment contributed $58.5 million, the DM segment contributed $42.6 million, and the ARI segment contributed $6.5 million of CDK growth. See discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the nine months ended March 31, 2015 increased by $56.1 million, or 6%, as compared to the same period in fiscal 2014. The increase in cost of revenues was primarily due to $15.6 million of accelerated trademark amortization recognized in the DM segment in the second quarter of fiscal 2015, increased costs for advertising placement to support growth in DM revenues, and increased costs associated with the migration of hosting facilities that support the ARNA and DM segments, partially offset by the effect of foreign currency exchange rates. Cost of revenues includes research and development expenses related to client solutions of $127.2 million and $123.4 million for the nine months ended March 31, 2015 and 2014, respectively, representing 8.2% and 8.4% of revenue in each period, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2015 increased by $18.5 million, or 6%, as compared to the same period in fiscal 2014 primarily due to costs incurred related to the formation of corporate departments as a stand-alone public company, increased stock-based compensation expense, higher sales force expenses incurred to drive increased growth with our DM client base, and the effect of a favorable fair value adjustment of $5.6 million related to an acquisition-related contingency and a favorable legal settlement both in the ARNA segment in the same period in fiscal 2014, partially offset by higher trademark royalty expense incurred during periods prior to the Distribution and the effect of foreign currency exchange rates.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs for the nine months ended March 31, 2015 were $34.6 million; there were no comparable costs incurred in the same period in fiscal 2014.
Interest Expense. Interest expense for the nine months ended March 31, 2015 increased by $18.7 million as compared to the same period in fiscal 2014 due to borrowings under our term loan facility and senior notes, unused revolving credit facility commitment fees, and amortization of deferred financing costs.
Provision for Income Taxes. The effective tax rate for the nine months ended March 31, 2015 was 38.3%, as compared to 32.4% for the same period in fiscal 2014. The effective tax rate for the nine months ended March 31, 2015 was unfavorably impacted by certain separation costs that were not tax deductible and tax expense associated with the tax law change for bonus depreciation, offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters. The effective tax rate for the nine months ended March 31, 2014 was favorably impacted by tax benefits associated with adjustments to the valuation allowance of $7.2 million and the Company's liability for uncertain tax matters of $3.6 million.
    Net Earnings Attributable to CDK. Net earnings attributable to CDK for the nine months ended March 31, 2015 was $137.7 million, a decrease of $38.3 million, or 22%, as compared to $176.0 million for the same period in fiscal 2014. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
Non-GAAP Measures
We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items for planning and forecasting purposes. We believe that adjusted results provide relevant and useful information because they allow investors to view performance in a manner similar to the method used by the Company and they improve our ability to understand our operating performance. Adjusted earnings before income taxes and adjusted net earnings attributable to CDK for the reporting periods ended March 31, 2015 exclude incremental costs incurred that were directly attributable to our separation from ADP, accelerated trademark amortization, the related income tax effect of the pre-tax adjustments, and income tax expense associated with the tax law change for bonus depreciation. Additionally, adjusted earnings before income taxes and adjusted net earnings attributable to CDK for the periods ended March 31, 2014 reflect adjustments related to incremental costs associated with the formation of corporate departments as a stand-alone public company, royalty fees, stock-based compensation, incremental interest expense associated with our long-term debt, an acquisition-related adjustment, the related tax benefit of the pre-tax adjustments, and a tax benefit associated with a valuation allowance adjustment in order to show these metrics on a comparable basis with the current fiscal year reports. Because adjusted earnings before income taxes and adjusted net earnings attributable to CDK are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.

The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted earnings before income taxes and adjusted net earnings attributable to CDK:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Earnings before income taxes	$91.0	$100.5	$(9.5)	(9)%	$232.6	$268.1	$(35.5)	(13)%
Adjustments:
Separation costs	0.6	—	0.6		34.6	—	34.6
Accelerated trademark amortization	—	—	—		15.6	—	15.6
Stand-alone public company costs	—	(9.6)	9.6		—	(18.6)	18.6
Trademark royalty fee	—	5.6	(5.6)		—	11.0	(11.0)
Stock-based compensation	—	(3.1)	3.1		—	(5.5)	5.5
Interest expense	—	(9.1)	9.1		—	(18.8)	18.8
Acquisition-related adjustment	—	(5.6)	5.6		—	(5.6)	5.6
Adjusted earnings before income taxes	$91.6	$78.7	$12.9	16%	$282.8	$230.6	$52.2	23%
Adjusted margin %	17.4%	15.7%			18.1%	15.7%

Net earnings attributable to CDK	$56.3	$69.6	$(13.3)	(19)%	$137.7	$176.0	$(38.3)	(22)%
Adjustments:
Separation costs	0.6	—	0.6		34.6	—	34.6
Accelerated trademark amortization	—	—	—		15.6	—	15.6
Stand-alone public company costs	—	(9.6)	9.6		—	(18.6)	18.6
Trademark royalty fee	—	5.6	(5.6)		—	11.0	(11.0)
Stock-based compensation	—	(3.1)	3.1		—	(5.5)	5.5
Interest expense	—	(9.1)	9.1		—	(18.8)	18.8
Acquisition-related adjustment	—	(5.6)	5.6		—	(5.6)	5.6
Income tax effect of pre-tax adjustments	(0.1)	8.4	(8.5)		(10.4)	14.4	(24.8)
Income tax expense due to bonus depreciation law change	—	—	—		4.6	—	4.6
Valuation allowance adjustment	—	(7.2)	7.2		—	(7.2)	7.2
Adjusted net earnings attributable to CDK	$56.8	$49.0	$7.8	16%	$182.1	$145.7	$36.4	25%
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for the three months ended March 31, 2015 were $91.6 million, an increase of $12.9 million, or 16%, as compared to $78.7 million for the same period in fiscal 2014. Margin increased from 15.7% to 17.4% primarily due to operating efficiencies in our segments, partially offset by increased costs for advertising placement to support growth in DM revenues, increased costs associated with the migration of hosting facilities that support the ARNA and DM segments, and fluctuations in foreign currency exchange rates. The impact of foreign currency exchange rate fluctuations on adjusted earnings before income taxes was a decrease of approximately 2% over the same period in fiscal 2014.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended March 31, 2015 were $56.8 million, an increase of $7.8 million, or 16%, as compared to $49.0 million for the same period in fiscal 2014. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.
Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for the nine months ended March 31, 2015 were $282.8 million, an increase of $52.2 million, or 23%, as compared to $230.6 million for the same period in fiscal 2014. Margin increased from 15.7% to 18.1% primarily due to operating efficiencies in our segments, partially offset by increased costs for advertising placement to support growth in DM revenues, increased costs associated with the migration of hosting facilities that support the ARNA and DM segments, higher sales force expenses incurred to drive increased growth with our DM client base, and fluctuations in foreign currency exchange rates. The impact of foreign currency exchange rate fluctuations on adjusted earnings before income taxes was a decrease of approximately 2% over the same period in fiscal 2014.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the nine months ended March 31, 2015 were $182.1 million, an increase of $36.4 million, or 25%, as compared to $145.7 million for the same period in fiscal 2014. The increase in adjusted net earnings attributable to CDK was due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect and an increase in net earnings attributable to the noncontrolling interest.
EBITDA is calculated as earnings before income taxes adjusted to exclude interest expense, depreciation, and amortization. Adjusted EBITDA is calculated as earnings before income taxes adjusted to exclude interest expense, depreciation, amortization, and incremental costs incurred that were directly attributable to our separation from ADP during the periods ended March 31, 2015. Additionally, adjusted EBITDA for the periods ended March 31, 2014 reflects adjustments related to incremental costs associated with the formation of corporate departments as a stand-alone public company, royalty fees, total stock-based compensation, and an acquisition-related adjustment in order to show these metrics on a comparable basis with the same periods ended March 31, 2015. Because EBITDA and adjusted EBITDA are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
The following table shows the reconciliation of the most directly comparable GAAP measure to EBITDA and adjusted EBITDA:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Earnings before income taxes	$91.0	$100.5	$(9.5)	(9)%	$232.6	$268.1	$(35.5)	(13)%
Adjustments:
Interest expense	9.3	0.2	9.1		19.4	0.7	18.7
Depreciation and amortization (a)	13.7	13.7	—		57.1	39.6	17.5
EBITDA	$114.0	$114.4	$(0.4)	—%	$309.1	$308.4	$0.7	—%
Adjustments:
Separation costs	0.6	—	0.6		34.6	—	34.6
Stand-alone public company costs	—	(9.6)	9.6		—	(18.6)	18.6
Trademark royalty fee	—	5.6	(5.6)		—	11.0	(11.0)
Total stock-based compensation	8.6	5.2	3.4		22.0	15.0	7.0
Acquisition-related adjustment	—	(5.6)	5.6		—	(5.6)	5.6
Adjusted EBITDA	$123.2	$110.0	$13.2	12%	$365.7	$310.2	$55.5	18%
Adjusted margin %	23.4%	22.0%			23.4%	21.1%

(a) Includes $15.6 million of accelerated trademark amortization recognized during the nine months ended March 31, 2015 attributable to the DM segment.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
EBITDA. EBITDA for the three months ended March 31, 2015 was $114.0 million, a decrease of $0.4 million, as compared to $114.4 million for the same period in fiscal 2014. The increase in adjusted EBITDA was due to operating efficiencies in our segments, partially offset by increased costs for advertising placement to support growth in DM revenues, increased costs associated with the migration of hosting facilities that support the ARNA and DM segments, a favorable fair value adjustment of $5.6 million related to an acquisition-related contingency in the ARNA segment, increased stock-based compensation expense, and fluctuations in foreign currency exchange rates.
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2015 was $123.2 million, an increase of $13.2 million, or 12% as compared to $110.0 million for the same period in fiscal 2014. The increase in adjusted EBITDA was due to the items discussed above in EBITDA excluding the one-time separation costs, costs incurred as a stand-alone public company, total stock-based compensation expense, the royalty fee charged by ADP in the third quarter of fiscal 2014, and the fair value adjustment related to an acquisition-related contingency in the ARNA segment.

Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
EBITDA. EBITDA for the nine months ended March 31, 2015 was $309.1 million, an increase of $0.7 million, as compared to $308.4 million for the same period in fiscal 2014. The increase in EBITDA was primarily due to operating efficiencies in our segments, partially offset by increased costs for advertising placement to support growth in DM revenues, increased costs associated with the migration of hosting facilities that support the ARNA and DM segments, higher sales force expenses incurred to drive increased growth with our DM client base, increased stock-based compensation expense, a favorable fair value adjustment of $5.6 million related to an acquisition-related contingency in the ARNA segment, and fluctuations in foreign currency exchange rates.
Adjusted EBITDA. Adjusted EBITDA for the nine months ended March 31, 2015 was $365.7 million, an increase of $55.5 million, or 18% as compared to $310.2 million for the same period in fiscal 2014. The increase in adjusted EBITDA was due to the items discussed above in EBITDA excluding the one-time separation costs, costs incurred as a stand-alone public company, total stock-based compensation expense, the royalty fee charged by ADP in the second and third quarters of fiscal 2014, and the fair value adjustment related to an acquisition-related contingency in the ARNA segment.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three and nine months ended March 31, 2015 and 2014. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. Reportable segment revenues and earnings before income taxes for the three and nine months ended March 31, 2014 have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ended June 30, 2015. This adjustment was made for management purposes so that the reportable revenues for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.
Adjusted earnings before income taxes by reportable segment are included throughout this section. Since adjusted earnings before income taxes by reportable segment is not a measure of performance that is calculated in accordance with GAAP, it should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
Segment Revenues
The table below presents data on revenues by segment for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Automotive Retail North America	$347.3	$321.5	$25.8	8%	$1,007.0	$948.5	$58.5	6%
Automotive Retail International	87.6	85.2	2.4	3%	261.7	255.2	6.5	3%
Digital Marketing	106.2	95.9	10.3	11%	315.2	272.6	42.6	16%
Reconciling item:
Foreign exchange	(14.7)	(1.5)	(13.2)	n/m	(23.5)	(5.4)	(18.1)	n/m
Total	$526.4	$501.1	$25.3	5%	$1,560.4	$1,470.9	$89.5	6%

Segment Earnings before Income Taxes
The table below presents data on earnings before income taxes by segment for the periods indicated and the dollar change and percentage change between periods:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Automotive Retail North America	$103.2	$100.3	$2.9	3%	$290.4	$264.7	$25.7	10%
Margin %	29.7%	31.2%			28.8%	27.9%
Automotive Retail International	13.0	12.5	0.5	4%	41.5	37.0	4.5	12%
Margin %	14.8%	14.7%			15.9%	14.5%
Digital Marketing	10.9	5.6	5.3	95%	14.9	17.7	(2.8)	(16)%
Margin %	10.3%	5.8%			4.7%	6.5%
Other	(33.7)	(17.7)	(16.0)	90%	(110.1)	(51.6)	(58.5)	113%
Reconciling items:
Foreign exchange	(2.4)	(0.2)	(2.2)	n/m	(4.1)	0.3	(4.4)	n/m
Total	$91.0	$100.5	$(9.5)	(9)%	$232.6	$268.1	$(35.5)	(13)%
Margin %	17.3%	20.1%			14.9%	18.2%
Automotive Retail North America Segment
The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted earnings before income taxes for the ARNA segment:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Earnings before income taxes	$103.2	$100.3	$2.9	3%	$290.4	$264.7	$25.7	10%
Adjustments:
Stand-alone public company costs	—	(2.9)	2.9		—	(5.9)	5.9
Acquisition-related adjustment	—	(5.6)	5.6		—	(5.6)	5.6
Adjusted earnings before income taxes	$103.2	$91.8	$11.4	12%	$290.4	$253.2	$37.2	15%
Adjusted margin %	29.7%	28.6%			28.8%	26.7%
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. ARNA revenues increased by $25.8 million, or 8%, to $347.3 million for the three months ended March 31, 2015, as compared to the same period in fiscal 2014. DMS client site count as of March 31, 2015 was 14,126 sites, an increase of approximately 4% compared to 13,550 sites as of March 31, 2014. In addition, we experienced 4% growth in average revenue per DMS client site, which resulted from a combination of increased sales of new or expanded solutions to our existing client base and pricing. The increase in DMS client sites contributed $8.1 million and the growth in average revenue per DMS client site contributed $8.1 million, for 5 percentage points of overall revenue growth combined. Transaction related revenue contributed to a $3.7 million, or 1 percentage point, decline in revenues due to decreased Internet sales leads transactions. Other revenue items such as hardware sales, which are inclusive of the revision adjustments related to hardware lease accounting, consulting, and data aggregation services contributed the remaining growth in revenues.
Earnings Before Income Taxes. ARNA earnings before income taxes increased by $2.9 million, or 3%, to $103.2 million for the three months ended March 31, 2015, as compared to the same period in fiscal 2014. Margin decreased from 31.2% to 29.7% for the three months ended March 31, 2015, as compared to the same period in fiscal 2014. A favorable fair value adjustment of $5.6 million due to an acquisition-related contingency in the same period of fiscal 2014, costs associated with the migration of hosting facilities, and stand-alone public company costs, partially offset by operating efficiencies, negatively impacted earnings growth.

Adjusted Earnings Before Income Taxes. ARNA adjusted earnings before income taxes increased by $11.4 million, or 12%, to $103.2 million for the three months ended March 31, 2015, as compared to the same period in fiscal 2014 due to the items discussed above excluding costs incurred as a stand-alone public company and the fair value adjustment related to an acquisition-related contingency.
Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
Revenues. ARNA revenues increased by $58.5 million, or 6%, to $1,007.0 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014. DMS client site count as of March 31, 2015 was approximately 14,126 sites, an increase of approximately 4% compared to 13,550 sites as of March 31, 2014. The increase in DMS client sites contributed $21.7 million, or 2 percentage points, of overall revenue growth. In addition, we experienced 4% growth in average revenue per DMS client site, which resulted from a combination of increased sales of new or expanded solutions to our existing client base and pricing. The growth in average revenue per DMS client site contributed $24.2 million, or 3 percentage points, of overall revenue growth. Transaction related revenues contributed to a $10.9 million, or 1 percentage point, decline in revenue due to decreased Internet sales leads transactions. Other revenue items such as hardware sales, which are inclusive of the revision adjustments related to hardware lease accounting, consulting, and data aggregation services contributed the remaining growth in revenues.
Earnings Before Income Taxes. ARNA earnings before income taxes increased by $25.7 million, or 10%, to $290.4 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014. Margin increased from 27.9% to 28.8% for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014, due to operating efficiencies, partially offset by costs associated with the migration of hosting facilities, a favorable fair value adjustment of $5.6 million due to an acquisition-related contingency in the same period of fiscal 2014, stand-alone public company costs, and a favorable legal settlement in the same period in fiscal 2014.
Adjusted Earnings Before Income Taxes. ARNA adjusted earnings before income taxes increased by $37.2 million, or 15%, to $290.4 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014 due to the items discussed above excluding costs incurred as a stand-alone public company and the fair value adjustment related to an acquisition-related contingency.
Automotive Retail International Segment
There were no non-GAAP adjustments to the ARI segment for the three and nine months ended March 31, 2015 and 2014.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. ARI revenues increased by $2.4 million, or 3%, to $87.6 million for the three months ended March 31, 2015, as compared to the same period in fiscal 2014. The increase in revenues was primarily due to increased average revenue per client.
Earnings Before Income Taxes. ARI earnings before income taxes increased by $0.5 million, or 4%, to $13.0 million for the three months ended March 31, 2015, as compared to the same period in fiscal 2014. Margin increased from 14.7% to 14.8%.
Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
Revenues. ARI revenues increased by $6.5 million, or 3%, to $261.7 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014. The increase in revenues was primarily due to increased average revenue per client.
Earnings Before Income Taxes. ARI earnings before income taxes increased by $4.5 million, or 12%, to $41.5 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014. Margin increased from 14.5% to 15.9% due to operating efficiencies and the impact of expenses incurred to right-size operations during the same period in fiscal 2014.

Digital Marketing Segment
The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted earnings before income taxes for the DM segment:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Earnings before income taxes	$10.9	$5.6	$5.3	95%	$14.9	$17.7	$(2.8)	(16)%
Adjustments:
Accelerated trademark amortization	—	—	—		15.6	—	15.6
Adjusted earnings before income taxes	$10.9	$5.6	$5.3	95%	$30.5	$17.7	$12.8	72%
Adjusted margin %	10.3%	5.8%			9.7%	6.5%
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. DM revenues increased by $10.3 million, or 11%, to $106.2 million for the three months ended March 31, 2015, as compared to the same period in fiscal 2014. This increase was due to a 11% increase in OEM advertising and other one-time revenues over the prior period, which contributed $3.0 million, or 3 percentage points, of revenue growth. OEM advertising contributed lower revenue growth during the three months ended March 31, 2015 than prior periods due to a significant increase in OEM advertising spend which began in the same period in fiscal 2014. Average monthly revenue per website increased 13%, which contributed $9.1 million, or 10 percentage points, of revenue growth. We experienced a decrease in website count of 6%, which contributed $2.0 million, or 2 percentage points, of revenue decrement.
    Earnings Before Income Taxes and Adjusted Earnings Before Income Taxes. DM earnings before income taxes and adjusted earnings before income taxes increased by $5.3 million to $10.9 million for the three months ended March 31, 2015, as compared to the same period in fiscal 2014. Margin increased from 5.8% to 10.3% primarily due to operating efficiencies, lower employee related costs, and increased mix of higher margin website-related revenues.
Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
Revenues. DM revenues increased by $42.6 million, or 16%, to $315.2 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014. This increase was due to a 34% increase in OEM advertising and other one-time revenues over the prior period, which contributed $22.4 million, or 8 percentage points, of revenue growth. OEM advertising contributed lower revenue growth during the nine months ended March 31, 2015 than prior periods due to a significant increase in OEM advertising spend which began during the three months ended March 31, 2014. Average monthly revenue per website increased 11%, which contributed $22.2 million, or 8 percentage points, of revenue growth.
    Earnings Before Income Taxes. DM earnings before income taxes decreased by $2.8 million, or 16%, to $14.9 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014. Margin decreased from 6.5% to 4.7% primarily due to the accelerated trademark amortization and investments in product development and to expand our sales capacity, partially offset by operating efficiencies and lower employee related costs.
Adjusted Earnings Before Income Taxes. DM adjusted earnings before income taxes increased by $12.8 million, or 72%, to $30.5 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014. The increase in adjusted earnings before income taxes was attributable to the items discussed above, exclusive of the accelerated trademark amortization.

Other
The following table shows the reconciliation of the most directly comparable GAAP measure to adjusted loss before income taxes for the Other segment:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Loss before income taxes	$(33.7)	$(17.7)	$(16.0)	90%	$(110.1)	$(51.6)	$(58.5)	113%
Adjustments:
Separation costs	0.6	—	0.6		34.6	—	34.6
Stand-alone public company costs	—	(6.7)	6.7		—	(12.7)	12.7
Trademark royalty fee	—	5.6	(5.6)		—	11.0	(11.0)
Stock-based compensation	—	(3.1)	3.1		—	(5.5)	5.5
Interest expense	—	(9.1)	9.1		—	(18.8)	18.8
Adjusted loss before income taxes	$(33.1)	$(31.0)	$(2.1)	7%	$(75.5)	$(77.6)	$2.1	(3)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, stand-alone public company costs, costs that are directly attributable to our separation from ADP, and the trademark royalty fee charged by ADP prior to the Distribution.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Loss Before Income Taxes. The loss before income taxes in Other increased by $16.0 million, or 90%, to $33.7 million for the three months ended March 31, 2015, as compared to the same period in fiscal 2014, primarily due to increased interest expense associated with our indebtedness, stand-alone public company costs, separation costs, increased stock-based compensation, and an increase in the vacation accrual, which is a calendar year benefit, partially offset by the trademark royalty fee charged by ADP in the third quarter of fiscal 2014.
Adjusted Loss Before Income Taxes. The adjusted loss before income taxes increased by $2.1 million, or 7%, to $33.1 million, primarily due to the recognition of an increase in the vacation accrual, which is a calendar year benefit.
Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
Loss Before Income Taxes. The loss before income taxes in Other increased by $58.5 million, or 113%, to $110.1 million for the nine months ended March 31, 2015, as compared to the same period in fiscal 2014, primarily due to separation costs, stand-alone public company costs, increased stock-based compensation, and increased interest expense associated with our indebtedness, partially offset by the trademark royalty fee charged by ADP in the second and third quarters of fiscal 2014.
Adjusted Loss Before Income Taxes. The adjusted loss before income taxes decreased by $2.1 million, or 3%, to $75.5 million, primarily due to lower year-to-date employee-related costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Structure Overview
As of March 31, 2015, cash and cash equivalents were $368.5 million, total CDK stockholders' equity was $752.1 million, and total debt was $993.8 million. Working capital at March 31, 2015 was $443.2 million, as compared to $402.0 million at June 30, 2014. Working capital as used in herein excludes current maturities of long-term debt and notes receivable from and payable to ADP and its affiliates. The increase in working capital resulted primarily from an increase in accounts receivable and a decrease in deferred revenue, offset by an overall increase in accounts payable and accrued expenses.
Our principal source of liquidity is derived from cash generated through operations. We also entered into debt financing arrangements in connection with the Distribution. At the time of the Distribution, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of March 31, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. The issuance price of the senior notes was equal to the stated value. We used net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
Of the $368.5 million of cash and cash equivalents held at March 31, 2015, $129.8 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. No income tax has been accrued on the undistributed foreign earnings since our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings.
Dividends to Common Stockholders
The Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 27, 2015 to shareholders of record at the close of business on March 2, 2015. We paid dividends of $19.4 million and $38.8 million during the three and nine months ended March 31, 2015, respectively.
Stock Repurchase Program
On January 20, 2015, the Board of Directors authorized the repurchase of up to 10.0 million shares of our common stock expiring on January 19, 2018. Under the authorization for the stock repurchase program, we may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow. We made open market repurchases of 0.7 million shares of our common stock at an average price per share of $46.78 during the three months ended March 31, 2015 for a total cost of approximately $32.2 million.
We anticipate that cash from operations will be sufficient to fund common stock repurchases and to continue to pay dividends at the current rate.
Cash Flows
Our combined cash flows for the nine months ended March 31, 2014 have been revised to reflect sales-type lease accounting for certain hardware components of our DMS and integrated solutions, and to reflect the revised presentation of the noncontrolling interest in the earnings of CVR. Refer to Note 1 - Basis of Presentation in the accompanying Notes to the unaudited condensed consolidated and combined financial statements.
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for the nine months ended March 31, 2015 and 2014, are summarized as follows:

	Nine Months Ended
	March 31,
	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$160.2	$142.6	$17.6
Investing activities	(7.8)	(63.2)	55.4
Financing activities	(163.8)	10.2	(174.0)
Effect of exchange rate changes on cash and cash equivalents	(22.9)	(5.9)	(17.0)
Net change in cash and cash equivalents	$(34.3)	$83.7	$(118.0)
Net cash flows provided by operating activities were $160.2 million for the nine months ended March 31, 2015, as compared to $142.6 million for the same period in fiscal 2014. This $17.6 million increase was primarily due to comparative improvement of $19.5 million in net working capital components, which was due to the timing of cash payments made to our vendors and employees, and cash payments received from our clients in the normal course of business. Net earnings adjusted for non-cash items decreased by $1.9 million when compared to the nine months ended March 31, 2014.

Net cash flows used in investing activities were $7.8 million for the nine months ended March 31, 2015, as compared to net cash flows used in investing activities of $63.2 million for the same period in fiscal 2014. This $55.4 million decrease in cash used in investing activities was primarily due to proceeds from notes receivable from ADP and its affiliates of $40.6 million. In addition, there were no business acquisitions during the nine months ended March 31, 2015 compared to $25.7 million of cash payments related to business acquisitions during the same period in fiscal 2014.
Net cash flows used in financing activities were $163.8 million for the nine months ended March 31, 2015 as compared to $10.2 million provided by financing activities for the same period in fiscal 2014. This $174.0 million increase in cash used in financing activities is primarily due to proceeds from long-term debt of $1.8 billion, which consists of $250.0 million from our term loan facility, $750.0 million from our bridge loan facility, and $750.0 million from our senior notes. Proceeds from our long-term debt were offset by repayments of our long-term debt of $756.2 million, which includes $750.0 million related to our bridge loan facility, and transactions related to our spin-off from ADP, the $825.0 million dividend paid to ADP, an increase in net transactions of parent company investment of $252.9 million, and an increase in repayments of notes payable to ADP and its affiliates of $19.8 million. We also paid dividends to our stockholders of $38.8 million and repurchased common stock for $32.2 million.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facility as those arrangements contain interest rates that are not fixed. As of March 31, 2015, our revolving credit facility was undrawn. The interest rate per annum on the term loan facility was 1.68% as of March 31, 2015. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the nine months ended March 31, 2015.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of March 31, 2015, operations in foreign jurisdictions were principally transacted in Canadian dollars, Renminbi, Pound Sterling, and Euros. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $6.6 million for the nine months ended March 31, 2015.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-03 will result in a reclassification of our deferred financing costs from other assets to long-term debt within the balance sheet.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2014-12 will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
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
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption. [The Company elected to adopt ASU 2014-08 during April 2015. Accordingly, the adoption did not impact the financial statements for the three and nine months ended March 31, 2015.]
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

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
Prior to the Distribution, we relied on certain financial information and resources of ADP to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as board of directors and internal audit which includes Sarbanes-Oxley compliance. In conjunction with the Distribution, we enhanced our financial, administrative, and other support systems and expanded our accounting, reporting, legal and internal audit departments. We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a stand-alone public company. We continue to review and document our internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to additional changes in our internal control over financial reporting.
Other than those noted above, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the nine months ended March 31, 2015, we generated approximately 21% of our revenues outside of the United States, and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations and financial condition.
New legislation or changes in existing legislation regarding the Internet may negatively impact our business.
Our ability to conduct, and our cost of conducting, our business may be negatively impacted by a number of legislative and regulatory proposals concerning various aspects of the Internet, which are currently under consideration by federal, state, local and foreign governments, administrative agencies such as the FTC, Consumer Financial Protection Bureau and the FCC, and various courts. These proposals include regulation of the following matters, among others: on-line content, user privacy, taxation, access charges and so-called “net-neutrality” liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these or other issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our solutions that are provided via the Internet, increase our costs of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. During 2010, the FCC imposed rules of nondiscrimination and transparency, commonly referred to as the “net-neutrality” rules, upon wireline broadband providers. Similar transparency requirements were imposed on wireless broadband providers, in addition to prohibitions from blocking websites and applications that compete with voice and video telephony services. The FCC’s 2010 net-neutrality rules have been challenged in Federal courts and on January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s transparency rule, but vacated both the nondiscrimination and anti-blocking rules. In response, on February 26, 2015, the FCC adopted new net-neutrality rules, which are expected to be released to the public and become effective later in 2015. Based upon information that has been publicly issued by the FCC, the new rules will, among other things, prohibit broadband providers from blocking or impairing lawful services and devices, ban paid prioritization of certain lawful Internet traffic over others, and impose expanded transparency requirements. These new rules will apply equally to wireline and wireless broadband providers. It is uncertain whether these new net-neutrality rules will be challenged in the courts and, if challenged, whether they will be upheld. In the event that these new net-neutrality rules are not upheld, it is possible that we may have to pay premium rates to providers for wireline and wireless broadband services. Even if the new net-neutrality rules survive court challenges, it is uncertain how these rules may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these rules and related proceedings on our ability to conduct, and our cost of conducting, our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number that May Yet Be Purchased Under the Program (2)
January 20 - 31, 2015	—	$—	—	10,000,000
February 1 - 28, 2015	371,000	$47.05	371,000	9,629,000
March 1 - 31, 2015	337,610	$46.48	317,868	9,311,132
Total	708,610	$46.78	688,868
(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock may be withheld upon vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purpose have been included within the total number of shares purchased.
(2) On January 20, 2015, our Board of Directors authorized us to repurchase up to 10.0 million shares of our common stock under a program expiring on January 19, 2018.
On March 13, 2015, the Company entered into a pre-arranged stock repurchase plan, to operate in accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, as part of the Company's stock repurchase authorization. The shares that may be purchased under the stock repurchase plan will be applied against the amount previously authorized by the Company's Board of Directors on January 20, 2015. The Company may enter into additional stock repurchase plans designed to comply with the Rule 10b5-1 guidelines to effect purchases under the stock repurchase authorization, but does not intend to issue any further disclosures regarding entry into such plans.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.1	1/26/2015
10.2	Form of Stock Option Agreement under the UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.2	1/26/2015
31.1	Certification by Steven J. Anenen pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Steven J. Anenen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	April 30, 2015	/s/ Alfred A. Nietzel Alfred A. Nietzel

Chief Financial Officer (principal financial and accounting officer) (Title)