Form 10-K
period 2015-06-30
CDK Global, Inc.
filed 2015-08-13
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From          to

Commission File Number 001-36486
______________

CDK Global, Inc.
(Exact name of registrant as specified in its charter)
______________

Delaware	46-5743146
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1950 Hassell Road, Hoffman Estates, IL	60169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 397-1700

______________

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.6 billion.

The number of shares outstanding of the registrant’s common stock as of August 10, 2015 was 160,062,055.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2015.

Part I
Forward-Looking Statements
This Annual Report on Form 10-K and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," or the "Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the Company's success in obtaining, retaining, and selling additional services to clients;

•	the pricing of our products and services;

•	overall market and economic conditions, including interest rate and foreign currency trends;

•	competitive conditions;

•	auto sales and related industry changes;

•	employment and wage levels;

•	changes in regulation;

•	changes in technology;

•	availability of capital for the payment of debt service obligations, dividends, or the repurchase of shares;

•	availability of skilled technical employees/labor/personnel;

•	the impact of new acquisitions and divestitures;

•
our ability to timely and effectively implement our business transformation plan as planned, which is intended to increase operating efficiency and improve our global cost structure, while limiting or mitigating business disruption; and

•	the ability of significant stockholders of the Company and their affiliates to significantly influence our decisions.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described elsewhere in this document under "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
The following discussion should be read in conjunction with our consolidated and combined financial statements and accompanying notes thereto included elsewhere herein. In this Annual Report on Form 10-K, all references to "we," "our," and "us" refer collectively to CDK and its consolidated subsidiaries.

Item 1. Business
Our Company
We are the largest global provider, both in terms of revenues and geographic reach, of integrated information technology and digital marketing/advertising solutions to the automotive retail industry. We have a 43 year history of providing innovative solutions to automotive retailers and original equipment manufacturers (“OEMs”) to better manage, analyze, and grow their businesses. Our solutions automate and integrate critical workflow processes from pre-sale targeted advertising and marketing campaigns to the sale, financing, insurance, parts supply, and repair and maintenance of vehicles, with an increasing focus on utilizing data analytics and predictive intelligence. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
Our solutions address the entire automotive retailers’ value chain. Our automotive retail solutions offer technology that helps manage and generate additional efficiency on the supply side of the retail value chain. These solutions were built through decades of innovation and experience in helping our clients with all aspects of the automotive retail process. We also offer digital marketing solutions to enable our clients to create demand for their products by designing and managing complete digital marketing and advertising strategies for their businesses. These solutions allow our clients to plan and automate sophisticated marketing campaigns, gather comprehensive data on these campaigns and further refine their strategies to maximize the effectiveness of their advertising spend.
Our History and Our Separation from ADP
We were the Dealer Services business of Automatic Data Processing, Inc. ("ADP"). In 1972, Dealer Services became ADP's third major business unit, offering accounting, service, management, and inventory processing services to automotive retailers. We have since expanded our role in the industry to encompass the full automotive retail value chain by developing integrated Dealer Management Systems (“DMSs”) and other solutions that help retailers manage and grow their businesses. In 2005, we expanded our international footprint through our acquisition of Kerridge Computer Company Limited ("Kerridge"), which provided us with a multi-country DMS platform in Europe, the Middle East, Asia, Africa, and Latin America and has become the basis for the international operations of our Automotive Retail business. In 2010, we acquired Cobalt, a leading provider of automotive digital marketing solutions, which has enabled us to solidify and expand our digital marketing capabilities.
On April 9, 2014, the board of directors of ADP approved the spin-off of the Dealer Services business. On September 30, 2014, the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Reportable Segments
Our operations are organized into two main businesses: Automotive Retail and Digital Marketing. The Automotive Retail business comprises our Automotive Retail North America ("ARNA") and Automotive Retail International ("ARI") operating segments, and the Digital Marketing business comprises our Digital Marketing ("DM") operating segment. A brief description of each of these three segments’ operations is provided below.
Automotive Retail North America
Through our ARNA segment, we provide technology-based solutions that help automotive retailers, OEMs, and other industry participants manage the sale, financing, insurance, parts supply, and repair and maintenance of vehicles. Our solutions help our clients streamline their operations, better target and serve their customers and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.

Automotive Retail International
Through our ARI segment, we provide technology-based solutions similar to those provided in our ARNA segment in approximately 100 countries outside of the United States and Canada. The solutions provided to our clients within the ARI segment of our business help streamline operations for their businesses and enhance the financial performance of their operations within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Clients of our ARI segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.
Digital Marketing
Through our DM segment, we provide a suite of integrated digital marketing solutions for OEMs and automotive retailers, including websites and management of their digital advertising spend. These solutions provide a coordinated offering across multiple digital marketing channels to help achieve client marketing and sales objectives and coordinate execution between OEMs and their retailer networks. Our solutions are currently provided in the United States, Canada, Mexico, Australia, and New Zealand.
Refer to "Analysis of Reportable Segments" within "Results of Operations" under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 "Financial Data by Segment" to our consolidated and combined financial statements under Item 8 of Part II of this Annual Report on Form 10-K for financial information regarding our operating segments and geographic areas.
Products and Services
Automotive Retail
Clients
We serve a broad and diverse client base in the automotive retail industry. Our clients include most major OEMs and a significant number of their associated franchised retail locations. Our client base also includes lenders, aftermarket providers and other service and information providers to the automotive retail industry.
Automotive Retailers. We primarily serve franchised independent automotive retailers in North America and internationally. We work with the following types of automotive retail organizations:

•	Public Franchised Automotive Retail Groups - clients in this group are publicly traded companies that own multiple automotive retail locations and have multiple franchises;

•	Private Franchised Automotive Retail Groups - clients in this group own two or more automotive retail locations consisting of two or more franchises;

•	Private Single-Location Franchised Automotive Retailers - clients in this group own and manage a single automotive retail location consisting of one or more franchises;

•	OEM Company-Owned Retail Locations - clients in this group are OEMs which own and operate one or more automotive retail locations; and

•
Independent Used Car Retailers - clients in this group own and manage one or more retail locations. Independent used car retailers do not have OEM franchises for new vehicle sales and authorized services and instead sell only used cars and related financing, insurance, parts, and repair and maintenance services.

OEMs. We directly sell data management, business intelligence, benchmarking, and DMS integration services to OEMs. In addition, we coordinate with OEMs to offer, on either a mandatory or elective basis, branded and/or endorsed solutions for their associated franchised automotive retail networks.
Other Application, Service and Information Providers. Through a certified integration program for our Drive DMS solution in North America, we enable third-party application and service providers to deliver their solutions more broadly into our DMS client base.

Services
The following table includes a list and summary description of the primary solutions we provide as part of our Automotive Retail business.

Solutions	Description
Dealer Management Systems	Integrated suite of features and services to manage the information systems and process workflows involved in running automotive retail operations
Front Office/Vehicle Sales Solutions (1)(2)	Technology tools and services to streamline the entire vehicle inventory, sales, and finance and insurance (“F&I”) process
Fixed Operations Solutions (1)(2)	Solutions to create and efficiently manage service sales leads and communicate with customers through multiple channels
Customer Relationship Management Solutions (1)(3)	A system that provides instant access to manage interactions with current and prospective customers
Financial Management Solutions (1)(3)	Value-added capabilities for accounts payable, payments, and payroll
Document Management Solutions (1)(3)	Document creation and archiving solutions to address the complex automotive retail sales process
Network Management Solutions (1)(2)	Wired and wireless network solutions to support dealer connectivity and security efforts
Integrated Telephony Management Solutions (1)(3)	Integrated telephony solutions that allow automotive retailers to connect and communicate via presence, instant messaging, voice and video
Data Management & Business Intelligence Solutions (1)(2)	Solutions to extract, cleanse, normalize, enhance, and distribute data and to provide actionable insights
Implementation and Training Solutions (3)	Solution delivery and configuration services and development of end user utilization skills and productivity
Client Support (1)(3)	Full range of award-winning support services
Professional Services (1)(2)	Consulting services that provide in-depth analysis and recommendations on optimizing retail workflows

(1) Indicates solutions that may be integrated into our Dealer Management System.
(2) Indicates solutions that may be implemented as a stand-alone product or solution without the core Dealer Management System.
(3) Indicates solutions that require purchase of our Dealer Management System.
Dealer Management Systems
Our DMSs form the core of our Automotive Retail offerings and generate a substantial portion of our revenues for those businesses. DMSs are enterprise technology solutions that provide an integrated suite of features and services that enable our clients to manage the information systems and process workflows involved in running automotive retail operations. These DMSs facilitate the sale of new and used vehicles, consumer financing, repair and maintenance services, and vehicle and parts inventory management. Additionally, these solutions enable company-wide accounting, financial reporting, cash flow management, and payroll services. Our DMSs are typically integrated with OEM data processing systems that enable automotive retailers to order vehicles and parts, receive vehicle records, process warranties, and check recall campaigns and service bulletins while helping them to fulfill their franchisee responsibilities to their OEM franchisors.
Front Office/Vehicle Sales Solutions
Our full suite of Front Office/Vehicle Sales Solutions helps automotive retailers streamline the vehicle inventory, sales, and F&I process. Our solutions integrate new and used vehicle sales workflows with supporting services to deliver seamless and streamlined retail transactions. Additionally, we provide automotive retailers with tools to help them purchase, stock, and price new and used vehicle inventory. At the conclusion of a retail sales transaction, our majority-owned subsidiary, Computerized Vehicle Registration (“CVR”), enables certain of our retailer clients in the U.S. to register sold vehicles with the appropriate state department of motor vehicles. Our Front Office/Vehicle Sales Solutions are designed to be integrated with the automotive retailer’s DMS.

Fixed Operations Solutions
Our Fixed Operations Solutions help automotive retailers create and manage new service sales leads, reduce the effort required to manage those leads, and communicate with their customers through multiple channels (including e-mail, text, voice, mobile and direct mail). Because vehicle repair and maintenance services are a vital element of our clients’ revenue and profit streams, we enable automotive retailers to manage the entire workflow in the parts, and repair and maintenance profit centers. Managing vehicle service activities helps automotive retailers strengthen their relationships with their customers and drive the profitability of a single vehicle sale beyond the original transaction. Our Fixed Operations Solutions work in conjunction with the automotive retailer’s DMS.
Customer Relationship Management Solutions
Our Customer Relationship Management (“CRM”) Solutions provide automotive retailers the ability to manage leads for vehicle sales, parts, and services while automating business development processes and managing marketing campaigns for current and prospective customers. We enable data warehouse technology to aggregate customer, vehicle, and transaction information in order to provide key performance indicators for the retailer. Our CRM Solutions work in conjunction with the automotive retailer’s DMS.
Financial Management Solutions
We deliver true multi-company accounting capabilities in our North American and international DMSs. In addition to the finance and accounting capabilities in our DMSs, we provide value-added Financial Management Solutions for automotive retailers in North America to enable optimized capabilities for accounts payable, payments, and payroll. Our solutions are integrated with most of our DMSs in order to provide a unified user experience.
Document Management Solutions
Document Management Solutions address the needs of complex sales processes that require multiple certifications and contracts across our clients’ retail operations. We are a single source to automotive retailers for laser document printing, custom and standard forms development, and scanning, storing and archiving important automotive retail documents.
Network Management Solutions
We offer a wide variety of wired and wireless network solutions to support retailer connectivity and security efforts. Our Network Management Solutions deliver the connectivity and dependability required for automotive retailers to conduct their operations while helping to protect their information systems from unauthorized access, use, disclosure, and disruption.
Integrated Telephony Management Solutions
We provide Integrated Telephony Solutions that allows automotive retailers to connect and communicate via presence, instant messaging, voice, and video. Our telephony service is a cloud-based solution that can help minimize costs, provides scale to match growing businesses, and deploys applications faster. Our Integrated Telephony Management Solutions are fully integrated with most of our DMSs, Front Office/Vehicle Sales Solutions, Fixed Operations Solutions, and CRM Solutions.
Data Management and Business Intelligence Solutions
We provide an extensive portfolio of solutions that enable automotive retailers, OEMs, and other participants in the automotive retail industry to solve problems associated with the highly fragmented systems and data across the industry. In conjunction with OEM or third party sponsored programs (and with automotive retailer consent), we use our highly automated capabilities to extract data from various DMSs, which we then cleanse, normalize, and enhance to distribute to public and private franchised automotive retail groups, OEMs, consumer-facing websites, and other industry participants. In addition, we provide data integration capabilities that link disparate industry systems and provide them with the ability to exchange data securely, reliably and in real time. Many OEMs and other industry participants in North America utilize our data management solutions to process millions of transactions every month. As an extension of our data management capabilities, we also provide various capabilities in business intelligence, which help us to turn complex data into actionable insights for our clients.

Implementation and Training Solutions
Our Implementation and Training Solutions are designed to deliver and configure technology and to develop and enhance end user utilization skills and productivity. Better technology utilization helps our clients optimize business results faster.
Client Support
We provide a full range of award-winning support services to our clients around the world. In many countries, clients can call a local support specialist or submit an inquiry online, respond to updates using web chat, find answers to hundreds of frequently asked questions, download documentation, and access important resources to help improve employee productivity and increase system utilization.
Professional Services
We provide consulting services to our clients, offering in-depth analysis and recommendations for optimizing automotive retail processes. We help clients increase revenue opportunities, reduce expenses, mitigate risks, and enhance customer sales transaction experiences in all areas of their retail business.
Digital Marketing
Clients
Our principal clients in our Digital Marketing business are automotive retailers and OEMs, with a particular focus on North America. We provide integrated marketing solutions for OEMs and their retail networks, as well as automotive retail groups. As a result, our clients are concentrated in the 10 OEM brands for which we have OEM endorsements. This network strategy enables us to offer coordinated marketing solutions with higher performance and value to our clients, in turn increasing network penetration and reducing client churn. Our most significant OEM client is General Motors. We generate slightly more revenue in Digital Marketing Solutions from OEMs than from automotive retailers.
Services
We provide digital marketing solutions that allow retailers and OEMs to connect with customers and manage their brands. Our integrated digital marketing solutions help streamline the consumer’s path to our clients’ retail locations, linking advertising spend by OEMs, maximizing exposure for the retailers’ message, and minimizing competitive distractions by giving buyers the information they need. We benefit from an intimate understanding of the modern consumer purchase journey and have deep insights into shopper behavior with what we believe is the industry’s most comprehensive suite of digital marketing and predictive analytics solutions. As a result, we provide our clients with tangible and quantifiable business results, such as increased brand awareness and additional revenue, and consistently help them to improve their marketing return on investment.
Revenues in our Digital Marketing business are predominately generated from website services and digital advertising. Website services include development, management and hosting of websites, and related consulting. These revenues are generally based on monthly contractual subscriptions. Advertising revenues are based on contracted digital advertising spend levels from both automotive retailers and OEMs. We generate slightly more revenues from digital advertising than from website services.

The following table includes a list and summary description of the solutions we provide as part of our Digital Marketing business.

Solutions	Description
Websites	Proprietary Internet content delivery platform
Advertising	Multi-channel advertising delivered through a proprietary advertising technology platform
Business Intelligence	Actionable insights delivered through advanced dashboards that use performance indicators
Marketing Services and Expertise	Digital marketing strategy consultancy and execution
Websites
We offer a highly scalable, proprietary Internet content delivery platform that delivers compelling, dynamic, personalized content to consumers on their device of choice in a manner that is coordinated across national, regional, and local entities. This platform provides the automotive retailer with greater flexibility, control, and results from their web presence while providing the OEM or automotive retailer network-wide visibility into marketing performance.
The content platform is offered with a range of value added solutions, such as advanced design customization and merchandising features, premium search engine optimization, reputation management, and social media marketing. Our clients have the ability to tailor the platform to reflect their brand, marketing, and sales practices. With a wide variety of professional designs, our clients get a website that clearly and effectively communicates their brand and value proposition and differentiates them from the competition. We make it easy to add functionality and drive client engagement through advanced “drag and drop” design tools, configurable functionality, and hundreds of third-party solutions that enable our clients to continue innovating and managing their digital storefront across desktop, tablet, and smartphone devices.
Advertising
Our Digital Marketing business provides solutions that help automotive retailers and OEMs to more effectively communicate and establish the first point of contact with in-market, prospective car buyers. Our advertising solutions are designed to optimize both (i) direct-response campaigns focused on generating specific consumer vehicle or repair and maintenance purchases or responses and (ii) brand campaigns geared towards lifting brand metrics. We conduct market research regularly to identify trends in the marketplace and understand shifting buyer preferences, which we translate into powerful insights for our clients. Our complete solution begins with an advertising service that allows our clients to amplify their brand awareness and manage online marketing campaigns. These multi-channel advertising packages can consist of a variety of media, such as paid search, display advertising, display re-marketing, mobile content, and campaign landing pages, among others.
Underlying these advertising services is a proprietary advertising technology platform designed for the unique structure of the automotive retail industry that dynamically adjusts content, spend, and bidding across multiple marketing channels to optimize retail sales outcomes. As one of the largest purchasers of automotive retail advertising inventory, we leverage our relationships with premium content providers, shopping destinations, and advertising channels, such as Amazon, Edmunds, Google, and Yahoo, to optimize both reach and value for our clients.
Business Intelligence
Our Digital Marketing business employs business intelligence and data science professionals to develop insights and report on results from our proprietary data warehouse. These insights are delivered to our clients through advanced dashboards that use performance indicators that we believe are better correlated with sales outcomes than current standard industry practice. These insights are also used to develop models for our website and advertising execution, which optimize advertising return on investment for all of our clients. Additionally, we develop proprietary analytic models with high predictive value to inform our OEM clients of opportunities to improve their future business performance.
Marketing Services and Expertise
We provide digital marketing strategy consultancy and execution for our digital marketing clients through marketing professionals who proactively engage our retailer clients, complementing their organizations with cost-effective outsourced digital marketing expertise from merchandising, and promotion through brand strategy. These services are both contracted by OEMs on behalf of their retailer networks and by retailers to supplement their internal resources and are an important contributor to client satisfaction and retention.
Product Development
Our ability to bring new solutions to market and to develop or acquire the data and technology that enables these solutions is important to our continued success. In fiscal 2015, 2014, and 2013, we spent $170.1 million, $165.7 million, and $156.4 million, respectively, to research, develop, and deploy new and enhanced solutions for our clients.
Sales and Marketing
Our sales and marketing functions are managed and organized to provide local agility and expertise. We organize, locate, and manage our sales professionals in discrete territories in our targeted geographies. We have redefined our sales force roles and account coverage by merging the ARNA and DM sales teams at the regional leadership level. Our sales teams focus specifically on OEM and dealer relationships.

•
OEM Relationships—we have a team of professionals assigned to establish relationships with automotive OEMs, sell our solutions, and manage our relationships beyond the initial sale, with targets for account performance and satisfaction.

•
Public Franchised Automotive Retail Groups, Private Franchised Automotive Retail Groups, Private Single-Location Automotive Retailers, OEM Company-Owned Retail Locations and Independent Used Car Retailers—we target these automotive retailers through our sales force and marketing programs to drive demand generation and ensure retention. We operate this way in North America and internationally.

Our sales strategy leverages our existing client relationships to enable us to offer additional solutions that help make our clients more competitive.
Though our business is not highly cyclical, it is seasonal. Our revenues experience volatility around seasonal consumer vehicle shopping activity. We address this seasonality in sales by establishing annual quotas for each of our sales professionals. While this volatility is experienced throughout the industry, it is amplified in our Digital Marketing business where advertising spend may vary significantly throughout the year given the increasing importance to OEMs and automotive retailers of capturing buyer attention during certain seasonal periods and major events such as the launch of a new vehicle model.
Our marketing group structure is built to provide insight into development of products, communication, and branding to ensure we grow brand equity and competitive positioning in the market. This group focuses on market research and analysis, developing new sales opportunities through a range of marketing communications including campaigns and trade exhibitions, and the positioning and branding of our solutions in the markets that we serve.
Following the spin-off, we operate under the brand name CDK Global. As part of the spin-off, we obtained the right to use the ADP name and trademark in our business for a transitional period of approximately 12 months, except for the use of the ADP trademark or logo on tangible materials acquired by us, which was for a transitional period of approximately six months while we phased out the use of such trademark in the operation of our business. We market and enhance our new brand by, among other things, applying our brand assets to our websites, search engine listings, traditional and digital marketing campaigns, social media accounts, printed marketing collateral, facilities signage, employee business cards, email signatures, trade show booths, and our software solutions portfolio. We also leverage and build our brand equity as we promote and position our solutions to customers in the market.
Competition
Our industry is highly competitive and fragmented. We compete with a broad and diverse range of information, technology, services and consulting companies, as well as with the in-house capabilities of OEMs. Our competitors range from local providers to regional and global competitors. However, we believe that no competitor provides the same combination of geographical reach and breadth of solutions that we do.

Automotive Retail
In our Automotive Retail business, our competitors vary by capabilities within the automotive retail value chain. They include:

•
DMS providers, including Reynolds and Reynolds, Dealertrack Technologies (Cox Automotive entered into an Agreement and Plan of Merger to acquire Dealertrack Technologies on June 12, 2015), Auto/Mate, AutoSoft, and various local and regional providers globally;

•
sales, marketing and F&I software and service providers, including Dealertrack Technologies (Cox Automotive), First Look, Market Scan Information Systems, StoneEagle Group, vAuto (Cox Automotive), VinSolutions (Cox Automotive), and various local and regional providers globally;

•	providers of vehicle electronic registration solutions that compete with CVR, including ELS, MVSC, TitleTec, and triVIN (Cox Automotive); and

•
providers of web-based automotive finance credit applications and eContracting processors that compete with our Open Dealer Exchange joint venture with Reynolds and Reynolds, including Dealertrack Technologies (Cox Automotive) and RouteOne.

The most significant competitive factors that we face in our Automotive Retail business are price, brand, breadth of features and functionality, scalability, and service capability.
Digital Marketing
The primary competitors of our Digital Marketing business for OEM network endorsements are Dealer.com (Dealertrack Technologies), AutoTrader.com (Cox Automotive), Dominion Enterprises, and Naked Lime (Reynolds and Reynolds). Several hundred specialty vendors and agencies offer website, digital marketing, and third-party applications that can be alternatives to our services with individual automotive retailers and groups. We also compete with traditional marketing channels, such as print, radio, and television, for a share of the automotive retailer’s marketing budget. The most significant competitive factors that we face in our Digital Marketing business are brand, breadth of features and functionality, scalability, and service capability.
Regulation
The automotive retail industry is highly regulated and automotive retailers and OEMs are subject to a broad array of complex regulations governing virtually every aspect of their operations. Our clients must ensure their compliance with their regulatory requirements, and, in turn, we must ensure that our solutions effectively address their regulatory compliance needs.
Privacy and Data Security Laws
We are subject to a number of federal, state, and foreign laws and regulations regarding data governance and the privacy and protection of personal data. For example, under the Gramm-Leach-Bliley Act (the “GLB Act”), automotive retailers are generally deemed to be regulated financial institutions and therefore are subject to the GLB Act and applicable regulations, including the Federal Trade Commission's ("FTC") Privacy Rule and Safeguards Rule. In our capacity as a service provider to automotive retailers, we generally commit to our clients that we will process and use non-public personal information, such as information regarding their customers that we process in their DMS, consistent with the GLB Act and the related regulations. Similarly, many U.S. states and foreign jurisdictions have adopted regulations that require notification to individuals of a security breach relating to their sensitive personal data or that mandate minimum security standards with respect to the handling and transmission of such data. For a discussion of privacy and data security regulation and the potential impacts on our business, see “Risk Factors—Risks Relating to Our Business—Changes in regulations or consumer concerns regarding privacy and protection of consumer data, or any failure to comply with privacy and data protection obligations, could negatively impact our business, results of operations, and financial condition.”

Automotive Retail Regulation
Because our Automotive Retail business delivers solutions across a broad spectrum of automotive retailer operations, our activities are impacted by a wide variety of federal, state, local, and international laws and regulations. Central to the value of our Document Management Solutions, for example, is that the forms we provide for our clients meet the requirements of their applicable laws. Likewise, within our Front Office Solutions, our CVR service is dependent on our compliance with complex and detailed regulatory requirements. Across our portfolio of automotive retail solutions, we are focused on ensuring that we meet our regulatory compliance obligations and that our solutions enable our clients to comply with the laws and regulations applicable to them. See “Risk Factors—Risks Relating to Our Business—We are directly and indirectly subject to, and impacted by, extensive and complex regulation in the U.S. and abroad, and new regulations and/or changes to existing regulations may negatively impact our business, results of operations, and financial condition,” for additional information regarding the application and impact of laws and regulations on our operations.
Digital Marketing Regulation
Our Digital Marketing clients must comply with an array of state and local laws specific to the advertising of automobiles, finance and insurance, and related services. The advertising of automobile financing in the United States is generally subject to the federal Truth in Lending Act and attendant regulations, while the advertising of consumer automobile leases is subject to similar regulations under the Consumer Leasing Act and enabling regulations. In each case, the regulations prescribe the information, such as payment amount, payment period, term, and interest rate, to be disclosed to a consumer in connection with the advertising of vehicle financing or a vehicle lease. Similarly, state and local laws establish requirements with respect to the advertising of vehicles and vehicle attributes, from the required elements of pricing information to the presentation of fuel efficiency data.
Some of our solutions include email marketing as a component, which is governed by a variety of U.S. federal, state, and foreign laws and regulations. In the United States, for example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act") establishes requirements, such as mandatory opt-out mechanisms, for the distribution of “commercial” email messages for the primary purpose of advertising or promoting commercial products or services and provides for criminal and civil penalties for failure to comply. Individual states as well as some foreign jurisdictions, such as Australia, Canada, and the European Union, have also enacted laws that regulate sending commercial email, some of which are more restrictive than the CAN-SPAM Act.
As with the majority of our solutions, the compliance obligation lies with our clients and, in purchasing our solutions, our clients agree to use our services in compliance with applicable laws. Nonetheless, we strive to ensure that our solutions enable our clients to achieve and maintain that compliance.
Employees
As of June 30, 2015, we had a total of approximately 8,900 full-time employees worldwide. None of our employees is represented by a collective bargaining agreement. We believe that relations with our employees are good.
Available Information

We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the Securities Exchange Commission (“SEC”). We also filed with the SEC our Registration Statement on Form 10. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, our corporate website, www.cdkglobal.com, provides materials for investors, information about our services and copies of our filings with the SEC. Access to these filings is free of charge. The content on any website referenced in this filing is not incorporated by reference into this filing unless expressly noted.

Item 1A. Risk Factors
You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on information currently known to us, we believe that the following information identifies the material risk factors affecting our Company in each of the noted risk categories: (i) Risks Relating to Our Business; (ii) Risks Relating to Our Separation from ADP; and (iii) Risks Relating to Our Common Stock.
Risks Relating to Our Business
Market trends influencing the automotive retail industry could have a negative impact on our business, results of operations, and financial condition.
Market trends that negatively impact the automotive retail industry may affect our business by reducing the number and/or size of actual or potential clients or the money that actual or potential clients are willing or able to spend on our solution portfolio. Such market factors include:

•	the adverse effect of long-term unemployment on the number of vehicle purchasers;

•	pricing and purchase incentives for vehicles;

•	disruption in the available inventory of vehicles;

•	the expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties;

•	the cost of gasoline and other forms of energy;

•	the availability and cost of credit to finance the purchase of vehicles;

•	increased federal and other taxation; and

•	reductions in business and consumer confidence.
Additionally, due to the most recent economic downturn, there was a substantial decline in 2009 and 2010 in the number of franchised automotive retailer locations in countries where the retail automotive marketplace is considered “mature,” most notably in North America and Western Europe. Although these declines have stabilized in North America, and the pace of declines in Western Europe has slowed, a further reduction in the number of automotive retailer locations would reduce the number of opportunities we have to sell our solutions. Additionally, auto retailers that close or otherwise scale back their businesses may not be willing or able to pay amounts owed to us. Any such outcome could have a material adverse effect on our business, results of operations, and financial condition.
We may not be able to continue to compete effectively against other providers of integrated solutions to automotive retailers, OEMs, and other participants in the automotive retail industry.
Competition among automotive retail solutions and digital marketing solutions providers is intense. The industry is highly fragmented and subject to changing technology, shifting client needs, and frequent introductions of new solutions. We have a variety of competitors both for our integrated solutions and for each of our individual solutions. For example:

•
our Automotive Retail business competes with integrated providers of automotive retailing technology solutions, such as Reynolds and Reynolds Company, Dealertrack Technologies (Cox Automotive), RouteOne LLC, AutoTrader, and Dominion Enterprises; and

•
our Digital Marketing business competes with integrated providers of automotive digital marketing/advertising solutions, such as Dealertrack Technologies (Cox Automotive), AutoTrader, Dominion Enterprises, and Reynolds and Reynolds Company.

Our competitors may be able to respond more quickly or effectively to new or emerging technologies and changes in client demands or to devote greater resources to the development, promotion, and sale of their solutions than we can to ours. We expect the industry to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our solutions. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations, and financial condition.
Changes in regulations or consumer concerns regarding privacy and protection of consumer data, or any failure to comply with privacy and data protection obligations, could negatively impact our business, results of operations, and financial condition.
Federal laws and regulations governing privacy and security of consumer information generally apply to our clients and/or to us as a service provider. These include the federal Fair Credit Reporting Act, the GLB Act and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission (the “FCC”) telemarketing rules, and the Federal Trade Commission (the “FTC”) Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, and Red Flags Rule. International laws, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, similarly apply to our collection, storage, use, and transmission of protected data.
In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business. For example, some state legislatures and regulatory agencies have imposed, and others may impose, greater restrictions on the disclosure of the data we collect, use or transmit than are already contained in federal laws such as the GLB Act and its implementing regulations or the FTC rules described above. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our digital marketing services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to European Union Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent.
The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our clients, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.
We are directly and indirectly subject to, and impacted by, extensive and complex regulation in the U.S. and abroad, and new regulations and/or changes to existing regulations may negatively impact our business, results of operations, and financial condition.
Our business is directly and indirectly subject to, and impacted by, numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. Compliance with complex foreign and U.S. laws and regulations that apply to our operations increases our costs and may impede our competitiveness. In addition, failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in applicable jurisdictions or the imposition of civil and criminal penalties, including fines or exposure to civil litigation.
In addition to the data privacy and security laws and regulations mentioned above, our business is also directly or indirectly governed by domestic and international laws and regulations relating to issues such as telecommunications, anti-trust or competition, employment, vehicle registration, advertising, taxation, consumer protection, and accessibility. We must also comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Anti-Bribery Act. The application of this framework of laws and regulations to our business is complex and, in many instances, is unclear or unsettled, which in turn increases our cost of doing business, may interfere with our ability to offer our solutions competitively in one or more jurisdictions and may expose us and our employees to potential fines, penalties or other enforcement actions. In some cases, our clients may seek to impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from our existing solutions or processes and may require engineering and other costly resources to accommodate.

Our failure to comply, or to provide solutions that allow our clients to comply, with any of the foregoing laws and regulations could have a material adverse effect on our business, results of operations, and financial condition.
New legislation or changes in existing legislation regarding the Internet may negatively impact our business.
Our ability to conduct, and our cost of conducting, our business may be negatively impacted by a number of legislative and regulatory proposals concerning various aspects of the Internet, which are currently under consideration by federal, state, local, and foreign governments, administrative agencies such as the FTC, Consumer Financial Protection Bureau and the FCC, and various courts. These proposals include regulation of the following matters, among others: on-line content, user privacy, taxation, access charges and so-called “net-neutrality” liability of third-party activities and jurisdiction. Moreover, we do not know how existing laws relating to these or other issues will be applied to the Internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the Internet, which could in turn decrease the demand for our solutions that are provided via the Internet, increase our costs of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. During 2010, the FCC imposed rules of nondiscrimination and transparency, commonly referred to as the "net-neutrality" rules, upon wireline broadband providers. Similar transparency requirements were imposed on wireless broadband providers, in addition to prohibitions from blocking websites and applications that compete with voice and video telephony services. The FCC’s 2010 net-neutrality rules have been challenged in Federal courts and on January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s transparency rule, but vacated both the nondiscrimination and anti-blocking rules. In response, on February 26, 2015, the FCC adopted new net-neutrality rules, which are expected to be released to the public and become effective later in 2015. Based upon information that has been publicly issued by the FCC, the new rules will, among other things, prohibit broadband providers from blocking or impairing lawful services and devices, ban paid prioritization of certain lawful Internet traffic over others, and impose expanded transparency requirements. These new rules will apply equally to wireline and wireless broadband providers. It is uncertain whether these new net neutrality rules will be challenged in the courts and, if challenged, whether they will be upheld. In the event that these new net-neutrality rules are not upheld it is possible that we may have to pay premium rates to providers for wireline and wireless broadband services. Even if the new net neutrality rules survive court challenges, it is uncertain how these rules may be interpreted and enforced by the FCC; therefore, we cannot predict the practical effect of these rules and related proceedings on our ability to conduct, and our cost of conducting, our business.
Real or perceived errors or failures in our software and systems could negatively impact our results of operations and growth prospects.
We depend upon the sustained and uninterrupted performance of numerous proprietary and third-party technologies to deliver our solution portfolio. If one or more of those technologies cannot scale to meet demand, or if there are errors in our execution of any feature or functionality using any such technologies, then our business may be harmed. Because our software is often complex, undetected errors and failures may occur, especially when new versions or updates are made. Despite testing by us, errors or bugs in our solutions may not be found until the software or service is in active use by us or our clients. Moreover, our clients could incorrectly implement or inadvertently misuse our solutions, which could result in client dissatisfaction and adversely impact the perceived utility of our solutions as well as our brand. Any of these real or perceived errors, failures or bugs could result in negative publicity, reputational harm, loss of or delay in market acceptance of our solutions, loss of competitive position or claims by clients for losses sustained by them, all of which, along with the costs of responding to such effects, may have a material adverse effect on our business, results of operations, and financial condition.
Our systems may be subject to security breaches.
Our success depends on the confidence of OEMs, dealers, lenders, major credit reporting agencies and other data providers, and other users of (or participants in) our solutions in our ability to store, process, and transmit confidential information securely (whether over the Internet or otherwise), and to operate our computer systems and operations without significant disruption or failure. We transmit substantial amounts of confidential information, including non-public personal information of consumers, over the Internet. Even if our security measures are adequate, concerns over the security of third-party data that we store, process and transmit, which may be heightened by any well-publicized compromise of security, may deter clients from using our solution portfolio and/or deter vendors from providing their solutions to us. Moreover, if our security measures are breached and unauthorized access is obtained to confidential information, our solutions may be perceived as not being secure and our clients may curtail or stop using our solutions and/or vendors may curtail or stop providing their solutions to us. Any failure of, or lack of confidence in, the security of our solutions could have a material adverse effect on our business, results of operations, and financial condition. Despite our focus on data security, we may not be able to stop unauthorized attempts to gain access to data that we store and process, or to stop disruptions in the transmission or provision of data and communications or other data by us. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms used by our solutions to protect data contained in our, our clients’ and/or our vendors’ databases and the information being stored, transferred, or processed. Although we generally limit warranties and liabilities relating to data and system security in our client and vendor contracts, they or other third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information of consumers. In addition, we may not have limited our warranties and liabilities sufficiently or have adequate insurance to cover these losses. We may be required to expend significant capital and other resources to protect against security breaches, and/or to alleviate any problems caused by actual or threatened security breaches. Our security measures may not be sufficient to prevent security breaches, and any failure to prevent security breaches and/or to adequately alleviate any problems caused by security breaches could have a material adverse effect on our business, results of operations, and financial condition.
Our networks and systems may be vulnerable to interruptions or failure.
From time to time, we have experienced, and may experience in the future, network or system slowdowns and interruptions. These network and system slowdowns and interruptions may interfere with our ability to do business. Although we believe we have made the appropriate upgrades to our various systems, regularly back up data, and take other measures to protect against data loss and system failures, there is still risk that we may lose critical data or experience network failures. Such failures or disruptions may result in lost revenue opportunities for our clients, which could result in litigation against us or a loss of clients. Additionally, we have service level agreements with certain of our clients that may result in penalties or trigger cancelation rights in the event of a network or system slowdown or interruption. Any of these could have a material adverse effect on our business, results of operations, and financial condition.
Our business operations may be harmed by events beyond our control.
Our business operations are vulnerable to damage or interruption from natural disasters, such as fires, floods and hurricanes, or from power outages, telecommunications failures, terrorist attacks, computer network service outages and disruptions, “denial of service” attacks, computer viruses, break-ins, sabotage, and other similar events beyond our control. For example, the majority of our North American research and development activities, and the research and development and operations activities of our digital marketing business, are located near significant seismic faults in the Portland, Oregon and Seattle, Washington areas, respectively. The occurrence of any such event at any of our facilities or at any third-party facility utilized by us or our third-party providers could cause interruptions or delays in our business, loss of data, or could render us unable to provide our solution portfolio. In addition, any failure of a third-party to provide the data, products, services, or facilities required by us, as a result of human error, bankruptcy, natural disaster, or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any of these events could have a material adverse effect on our business, results of operations, and financial condition.
We may experience difficulties, delays, or unexpected costs and not achieve anticipated benefits and savings from our recently announced business transformation plan.
During the second half of fiscal 2015, we initiated a business transformation plan as described herein under the caption, "Business Transformation Plan" under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." We may not realize, in full or in part, the anticipated benefits and savings from the business transformation plan due to unforeseen difficulties, delays, or unexpected costs, which may adversely affect our business and results of operations, and even if the anticipated benefits and savings are substantially realized, there may be consequences or business impacts that were not expected.
We utilize certain key technologies, data, and services from, and integrate certain of our solutions with, third parties and may be unable to replace those technologies, data, and services if they become obsolete, unavailable, or incompatible with our solutions.
We utilize certain key technologies and data from, and/or integrate certain of our solutions with, hardware, software, services, and data of third parties, including Chrome Systems, TrueCar, Microsoft, Google, Yahoo, EMC, Cisco Systems, Kyocera, Experian, Equifax, TransUnion and others. Some of these vendors are also our competitors in various respects. These third-party vendors could, in the future, seek to charge us cost-prohibitive fees for such use or integration or may design or utilize their solutions in a manner that makes it more difficult for us to continue to utilize their solutions, or integrate their technologies with our solutions, in the same manner or at all. Any significant interruption in the supply or maintenance of such third-party hardware, software, services or data could negatively impact our ability to offer our solutions unless and until we replace the functionality provided by this third-party hardware, software and/or data. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality or data provided by third-party vendors in the event that such technologies or data becomes obsolete or incompatible with future versions of our solutions or are otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, delays in the release of new and upgraded versions of third-party software applications could have a material adverse effect on our business, results of operations, and financial condition.
Market acceptance of and influence over our products and services, particularly in our Digital Marketing business, is concentrated in a limited number of automobile OEMs and consolidated retailer groups, and we may not be able to maintain or grow these relationships.
Although the automotive retail industry is fragmented, a relatively small number of OEMs, consolidated retailer groups and retailer associations exert significant influence over the market acceptance of automotive retail products and services due to their concentrated purchasing activity, their endorsement or recommendation of specific products and services and/or their ability to define technical standards and certifications. For example, our DMSs are certified to technical standards established by OEMs and certain of our products and services are provided pursuant to OEM-designated endorsement or preferred vendor programs. While automotive retailers are generally free to purchase the solutions of their choosing, when an OEM has endorsed or certified a provider of products or services to its associated franchised automotive retailers and if our solutions lack such certification or endorsement, adoption or retention of our products and services among the franchised dealers of such OEM could be materially impaired.
Some of our products, such as our digital marketing solutions, are primarily sold to or through OEMs and depend on us maintaining strong relationships with those OEMs. Our digital marketing solutions are primarily marketed and delivered through programs sponsored or endorsed by OEMs, the most significant of which is General Motors. We generated approximately 10% of our consolidated and combined revenues from General Motors during the fiscal year ended June 30, 2015. OEM switching costs for digital marketing solutions are generally low and our agreements with such clients generally may be terminated by each OEM on short notice or without cause. The termination of one or more of these relationships, changes in our clients’ advertising budget allocations or marketing strategies, or a change in the economy could result in a decline in the level of digital marketing services that they purchase from us, which in turn could have a material adverse effect on our business, results of operations, and financial condition.
We have clients in over 100 countries, where we are subject to country-specific risks that could negatively impact our business, results of operations, and financial condition.
During the fiscal year ended June 30, 2015, we generated 20% of our revenues outside of the United States, and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Our indebtedness could negatively impact our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
In connection with our spin-off from ADP, we entered into debt financing arrangements and borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of June 30, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024, the net proceeds of which, together with cash on hand, were used to repay the bridge loan facility. Our indebtedness could have important consequences, including the following:

•
the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes may be impaired or the financing may not be available on favorable terms, or at all;

•	any failure to comply with the obligations of any of our debt instruments could result in an event of default under the agreements governing such indebtedness;

•
a portion of cash flows will be required to make payment of principal of, and interest on, our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities, and potential dividends to our stockholders;

•	our indebtedness will make us more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our indebtedness may limit our flexibility in responding to changing business and economic conditions.
Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If operating results are not sufficient to service our current or future indebtedness, we may be forced to take actions such as reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, reducing or discontinuing dividends we may pay in the future, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all.
Our indebtedness and debt service obligations will effectively reduce the amount of funds available for other business purposes and may adversely affect us.
Costs related to the notes are substantial, and our level of indebtedness, including any future borrowings under our revolving credit facility, could reduce funds available for acquisitions, capital expenditures or other business purposes, impact our credit ratings, restrict our financial and operating flexibility, or create competitive disadvantages compared to other companies with lower debt levels. Further, increased indebtedness could make it more difficult for us to satisfy our obligations with respect to our debt, increase our vulnerability to adverse economic or industry conditions and limit our ability to obtain additional financing.
Our business, results of operations, and financial condition could be harmed by negative rating actions by credit rating agencies.
Our long-term debt has an investment grade rating. If our initial rating is downgraded or if ratings agencies indicate that a downgrade may occur, our business, results of operations and financial condition could be negatively impacted and perceptions of our financial strength could be damaged. Any of these outcomes could also negatively impact our relationships with our clients, increase our costs of borrowing, or otherwise have a material adverse effect on our business, results of operations, and financial condition.
We are dependent on our key management, direct sales force, and technical personnel for continued success.
Our global senior management team is concentrated in a small number of key members, and our future success depends to a meaningful extent on the services of our executive officers and other key team members, including members of our direct sales force and technology staff. Generally, our executive officers and employees can terminate their employment relationship at any time. The loss of any key employees or our inability to attract or retain other qualified personnel could materially harm our business and prospects.
We rely primarily on our direct sales force to sell our products and services to automotive retailers and OEMs. We expect that we will need to hire additional sales, customer service, integration and training personnel in the near-term and beyond if we are to achieve revenue growth in the future. If we fail to attract qualified and productive sales and service personnel, or if we suffer unanticipated losses of such personnel, it could have a material adverse effect on our business, results of operations, and financial condition.
Competition for qualified personnel in the technology industry is intense, and we compete for technical personnel with other technology companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain and motivate highly qualified technical personnel, and there can be no assurance that we are able to do so. Any difficulty in hiring or retaining needed personnel, or increased costs related thereto, could have a material adverse effect on our business, results of operations, and financial condition.

Our revenue, operating results, and profitability will vary from quarter to quarter, which may result in volatility in our stock price.
Our revenue, operating results, and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter, which may lead to volatility in our stock price. These variations are due to several factors, including:

•	our ability to timely and effectively implement our business transformation plan;

•	the timing, size, and nature of our client revenues (particularly with respect to our Digital Marketing business) and any losses with respect thereto;

•	product and price competition regarding our products and services;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us, or our competitors;

•	changes in our operating expenses;

•	foreign currency fluctuations;

•	the timing of acquisitions or divestitures of businesses, products, and services;

•	the seasonality of car sales;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.
If our long-lived assets and goodwill become impaired we may be required to record a significant non-cash charge to earnings, which would negatively impact our results of operations.
Under generally accepted accounting principles in the United States (“GAAP”), we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset group. Estimates of future cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of long-lived assets.
Goodwill is not amortized, but is instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may impact our annual impairment test or constitute changes in circumstances indicating that the carrying value of our goodwill may not be recoverable include declines in our stock price, market capitalization, cash flow expectations, or slower growth rates in our industry. Estimates of future cash flows are based on long-term financial outlook of our operations.
We will continue to monitor and evaluate the carrying value of our long-lived assets and goodwill. In the event we have to recognize an impairment, any such impairment charge could have a material adverse effect on our results of operations.
We may be unable to develop and bring products and services in development to market, or bring new products and services to market in a timely manner or at all.
Our success depends in part upon our ability to bring to market new products and services, and enhancements thereto that address evolving client demands. For example, our digital marketing solutions must effectively address the market shift to mobile technology. The time, expense, and effort associated with developing and offering new and enhanced products and services may be greater than anticipated. The length of the development cycle varies depending on the nature and complexity of the product, the availability of development, product management, and other internal resources and the role, if any, of strategic partners. If we are unable to develop and bring to market additional products and services, and enhancements thereto, in a timely manner, or at all, we could lose market share to competitors who are able to offer these new products and services, which could have a material adverse effect on our business, results of operations, and financial condition.

Our failure or inability to execute any element of our business strategy, including our business transformation plan, could negatively impact our business, results of operations, or financial condition.
Our business, results of operations, and financial condition depend on our ability to execute our business strategy, which includes the following key elements:

•	executing on our business transformation plan;

•	deepening relationships with our existing client base;

•	continuing to expand our client base;

•	strengthening and extending our solutions portfolio;

•	driving additional operational efficiency; and

•	selectively pursuing strategic acquisitions.
We may not succeed in implementing a portion or all of our business strategy, and even if we do succeed, our strategy may not have the favorable impact on our business, results of operations, or financial condition that we anticipate. We may not be able to effectively manage the expansion of our business or achieve the rapid execution necessary to fully avail ourselves of the market opportunity for our solution portfolio. If we are unable to adequately implement our business strategy, our business, results of operations, and financial condition could suffer a material adverse effect.
We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property, and other proprietary rights.
Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our team members and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products and services similar to ours or use trademarks similar to ours. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of some foreign countries in which we market our products and services afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, and we may not prevail. The failure to adequately protect our intellectual property and other proprietary rights, or manage costs associated with enforcing those rights, could have a material adverse effect on our business, results of operations and financial condition.
Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, enter into royalty or licensing agreements, or develop or license substitute technology.
We have in the past and may in the future be subject to claims that our technologies in our products and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own technology could become subject to similar infringement claims. Although we believe that our products and services do not infringe any intellectual property or other proprietary rights, we cannot assure you that our products and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, obtain a license to continue to use the products and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, or at all, from the third party asserting any particular claim, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our clients to continue using, the products and services. In addition, we generally provide in our client agreements for certain products and services that we will indemnify our clients against third-party infringement claims relating to technology that we provide to those clients, which could obligate us to pay damages if the products and services were ever found to be infringing.

Infringement claims asserted against us, our vendors or our clients could have a material adverse effect on our business, results of operations and financial condition.
We have made strategic acquisitions and formed strategic alliances in the past and expect to do so in the future. If we are unable to find suitable acquisitions or alliance partners that strengthen our value proposition to clients or to achieve the expected benefits from such acquisitions or alliances, there could be a material adverse effect on our business, results of operations, and financial condition.
Since 2000, we have completed 31 acquisitions. These have ranged from acquisitions of small start-up companies that provide a discrete application to a handful of clients, to acquisitions of substantial companies with more mature solutions and a larger client base, such as our acquisition of Kerridge in 2005, which facilitated our international expansion, and our acquisition of Cobalt in 2010, which is the foundation of our Digital Marketing business. As part of our ongoing business strategy to expand solutions offerings, acquire new technologies, and strengthen our value proposition to clients, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, and joint ventures. However, there may be significant competition for acquisition, alliance, and joint venture targets in our industry, or we may not be able to identify suitable candidates or negotiate attractive terms for such transactions in the future.
Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will provide attractive growth opportunities, such transactions are inherently risky. Significant risks from these transactions include risks relating to:

•	integration and restructuring costs, both one-time and ongoing;

•	developing and maintaining sufficient controls, policies, and procedures;

•	diversion of management’s attention from ongoing business operations;

•	establishing new informational, operational, and financial systems to meet the needs of our business;

•	losing key employees, clients, and vendors;

•	failing to achieve anticipated synergies, including with respect to complementary solutions; and

•	unanticipated or unknown liabilities.
If we are not successful in completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. In addition, we could use substantial portions of our available cash to pay all or a portion of the purchase prices of future acquisitions. If we do not achieve the anticipated benefits of our acquisitions as rapidly or to the extent anticipated by our management and financial or industry analysts, others may not perceive the same benefits of the acquisition as we do. If these risks materialize, there could be a material adverse effect on our business, results of operations, and financial condition.
Our future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired, which would dilute our existing stockholders’ ownership interests. Future acquisitions may also decrease our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or exceed the dilutive effect of the acquisition. We also may incur additional indebtedness, have future impairment of assets or suffer adverse tax and accounting consequences in connection with any future acquisitions.

We could be sued for contract or product liability claims, and such lawsuits may disrupt our business, divert management’s attention, or have a negative impact on our financial results.
We provide limited warranties to purchasers of our products and services. In addition, errors, defects or other performance problems in our products and services, including with respect to data that we store, process and provide in connection with our products and services, could result in financial or other damages to our clients or consumers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount; however, there can be no assurance that this coverage will continue to be available on acceptable terms, in sufficient amounts to cover one or more large claims or at all, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations and could have a material adverse effect on our business, results of operations, and financial condition. In addition, some of our products and services are business-critical for our clients, and a failure or inability to meet a client’s expectations could seriously damage our reputation and negatively impact our ability to retain existing business or attract new business.
Because we recognize revenue from our subscription-based products and services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from sales of our subscription-based products and services ratably over the term of the subscription contract. As a result, the majority of our quarterly revenue is attributable to service contracts entered into during previous quarters. A decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenue in that quarter but will harm our revenue in future quarters. Consequently, the effect of significant downturns in sales and market acceptance of our subscription services in a particular quarter may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new subscription contracts, and from additional orders under existing subscription contracts, must be recognized over the applicable subscription term. In addition, delays or failures in deployment of our subscription services may prevent us from recognizing subscription revenue for indeterminate periods of time. Further, we may experience unanticipated increases in costs associated with providing our subscription services to clients over the term of our subscription contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results.
We may experience foreign currency gains and losses.
We conduct a significant number of transactions and hold cash in currencies other than the U.S. dollar. Changes in the value of major foreign currencies, particularly the Canadian dollar, Euro, Pound Sterling, and Renminbi relative to the U.S. dollar, can significantly affect our assets, revenues, and operating results. Generally, our revenues are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Similarly, cash, other bank deposits, and other assets held in foreign currency are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens.
We may implement a program which primarily utilizes foreign currency forward contracts to offset the risks associated with these foreign currency exposures that we may suspend from time to time. As a part of this program, we would enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. With respect to our international operations, we expect that we will realize gains or losses with respect to our foreign currency exposures, net of gains or losses from any foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures or if we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial condition, and cash flows, the timing of which is variable and generally outside of our control.

We may have exposure to unanticipated tax liabilities, which could harm our business, results of operations, financial condition, and prospects.
Our global business operations will subject us to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. The computation of provision for income taxes and other tax liabilities is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment regarding the application of complicated rules governing accounting for tax provisions under GAAP. Provision for income taxes may require forecasts of effective tax rates for the year, which include assumptions and forward looking financial projections, including the expectations of profit and loss by jurisdiction. Various items cannot be accurately forecasted and future events may materially differ from our forecasts. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation, and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes or other tax liabilities may be materially different than our provisions for anticipated tax obligations.
In addition, changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.
In the event that changes in tax laws negatively impact our effective tax rates, our provision for taxes or generate unanticipated tax liabilities, our business, results of operations, and financial condition could suffer a material adverse effect.
There can be no assurance that we will have access to the capital markets on terms acceptable to us.
From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital currently in place will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:

•	our financial performance;

•	our credit ratings;

•	the liquidity of the overall capital markets; and

•	the state of the economy.
There can be no assurance that we will have access to the capital markets on terms acceptable to us.
Risks Relating to Our Separation from ADP
We have experienced and will continue to experience increased costs after the separation or as a result of the separation.
We have had to replicate certain facilities, systems, infrastructure and personnel to which we no longer have access after our separation from ADP. We also have had to make investments to operate without access to ADP’s existing operational and administrative infrastructure. These initiatives are costly to implement. Due to the scope and complexity of the underlying projects, the amount of total costs cannot be estimated at this time.
ADP historically performed many important corporate functions for our operations, including information technology support, treasury, accounting, financial reporting, tax administration, human resource administration, procurement, security, real estate and other services prior to our separation. We paid ADP for these services on a cost-allocation basis. ADP continues to provide some of these services to us on a short-term, transitional basis, for which we pay ADP fees generally based on the applicable allocable cost of ADP’s services to the Dealer Services business prior to the spin-off. As we operate these functions independently, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following the spin-off.
Our financial results previously were included within the consolidated results of ADP, and our reporting and control systems were appropriate for those of subsidiaries of a public company. Prior to the spin-off, we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. As a result of the spin-off, we are directly subject to reporting and other obligations under the Exchange Act. Further, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2016, we will be required to comply with Section 404 of the Sarbanes Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and IT resources.
To comply with these requirements, we continue to upgrade our systems, including computer hardware infrastructure, implementing additional financial and management controls, reporting systems and procedures and hiring additional accounting, finance, and IT staff. We have, and will continue to incur additional annual expenses related to these steps, including with respect to, among other things, director and officer liability insurance, director fees, expenses associated with our SEC reporting obligations, transfer agent fees, increased auditing and legal fees, and similar expenses, which expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, IT systems, and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, results of operations, and financial condition.
Being a public company subject to additional laws, rules and regulations has and will continue to require the investment of additional resources to ensure ongoing compliance with these laws, rules, and regulations.
The spin-off could result in significant tax liability to ADP, and we could be required to indemnify ADP for such liability.
ADP obtained an opinion from Paul, Weiss, Rifkind, Wharton & Garrison LLP, its counsel, to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the opinion, the spin-off qualifies as a transaction that is tax-free under Section 355 and other related provisions of the Code. ADP also received a private letter ruling from the U.S. Internal Revenue Service ("IRS") with respect to certain discrete and significant issues arising in connection with the transactions affected in connection with the spin-off.
The opinion and the ruling were based upon various factual representations and assumptions, as well as certain undertakings made by ADP and CDK. If any of those factual representations or assumptions are untrue or incomplete in any material respect, any undertaking is not complied with, or the facts upon which the opinion and the ruling were based are materially different from the facts at the time of the spin-off, the spin-off may not qualify for tax-free treatment. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS did not rule that the spin-off satisfies every requirement for a tax-free distribution. Opinions of counsel are not binding on the IRS or the courts. As a result, the conclusions expressed in an opinion of counsel could be challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences to you could be materially less favorable.
If the spin-off were determined not to qualify as a tax-free transaction under Section 355 of the Code, each United States holder generally would be treated as receiving a distribution taxable as a dividend in an amount equal to the fair market value of the shares of our common stock received by the holder. In addition, ADP generally would recognize gain with respect to the spin-off and certain related transactions, and we could be required to indemnify ADP for any resulting taxes and related expenses, which could be material.
The spin-off and certain related transactions could be taxable to ADP if CDK or its stockholders were to engage in certain transactions after the spin-off. In such cases, ADP and/or its stockholders could incur significant U.S. federal income tax liabilities, and we could be required to indemnify ADP for any resulting taxes and related expenses, which could be material.

We are agreeing to certain restrictions to preserve the treatment of the spin-off as tax-free to ADP and its stockholders, which will reduce our strategic and operating flexibility.
If the spin-off fails to qualify for tax-free treatment as discussed above, it will be treated as a taxable dividend to ADP stockholders in an amount equal to the fair market value of our stock issued to ADP stockholders. In that event, ADP would be required to recognize a gain equal to the excess of the sum of the fair market value of our stock on the spin-off date and the amount of cash received in the cash distribution over ADP’s tax basis in our stock.
In addition, current tax law generally creates a presumption that the spin-off would be taxable to ADP, but not to its stockholders, if we or our stockholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the two-year period beginning on September 30, 2014, unless it is established that the spin-off and the transaction are not part of a plan or series of related transactions to effect such a change in ownership. In the case of such a 50% or greater change in our stock ownership, tax imposed on ADP in respect of the spin-off would be based on the fair market value of our stock on the spin-off date over ADP’s tax basis in our stock.
Under the tax matters agreement that we have entered into with ADP, we are generally prohibited, except in specified circumstances, for specified periods of up to 24 months following the spin-off, from

•	issuing, redeeming or being involved in other significant acquisitions of our equity securities;

•	transferring significant amounts of our assets;

•	amending our certificate of incorporation or by-laws;

•	failing to engage in the active conduct of a trade or business; or

•	engaging in certain other actions or transactions that could jeopardize the tax-free status of the spin-off.
In connection with our separation from ADP, we and ADP incurred potentially significant indemnity obligations. If we are required to act on these indemnities to ADP, we may need to divert cash to meet those obligations, which could have a material adverse effect on our business, results of operations, and financial condition. In the case of ADP’s indemnity, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities or that ADP will be able to satisfy its indemnification obligations in the future.
Under the tax matters agreement that we have entered into with ADP, we agreed generally to indemnify ADP for taxes and related losses it suffers as a result of the spin-off failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to:

•	direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions);

•	negotiations, understandings, agreements, or arrangements in respect of such acquisitions; or

•	our failure to comply with certain representations and undertakings from us, including the restrictions described in the preceding risk factor.
Our indemnity will cover both corporate level taxes and related losses imposed on ADP in the event of a 50% or greater change in our stock ownership described in the preceding risk factor, as well as taxes and related losses imposed on both ADP and its stockholders if, due to our representations or undertakings being incorrect or violated, the spin-off is determined to be taxable for other reasons.
Indemnities that we may be required to provide ADP may be significant and could have a material adverse effect on our business, results of operations, and financial condition, particularly indemnities relating to certain actions that could impact the tax-free nature of the spin-off. Third parties could also seek to hold us responsible for any of the liabilities that ADP has agreed to retain. Further, there can be no assurance that the indemnity from ADP will be sufficient to protect us against the full amount of such liabilities, or that ADP will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from ADP any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, results of operations, and financial condition.

We potentially could have received better terms from unaffiliated third parties than the terms we received in our agreements with ADP.
The agreements we entered into with ADP in connection with the separation, including the separation and distribution agreement and other agreements, were negotiated in the context of the separation while we were still a wholly owned subsidiary of ADP. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of ADP. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements negotiated in the context of the separation relate to, among other things, the allocation of assets, liabilities, rights, and other obligations between ADP and us. Arm’s-length negotiations between ADP and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to us.
Risks Relating to Our Common Stock
The market price of our shares may fluctuate widely.
The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•
our business profile and market capitalization may not fit the investment objectives of our stockholders, and our common stock may not be included in some indices, causing certain holders to sell their shares;

•	a shift in our investor base;

•	the actions of significant stockholders;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	announcements and strategic moves, such as acquisitions or restructurings, by us or our competitors of significant acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	the operating and stock price performance of other comparable companies;

•	changes in expectations concerning our future financial performance and the future performance of our industry in general, including financial estimates and recommendations by securities analysts;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in the regulatory framework of our industry and regulatory action;

•	changes in general economic or market conditions; and

•	the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.
There is substantial volatility in the domestic and international stock markets that could negatively impact our stock regardless of our actual operating performance.
The stock market in general and the market for technology companies in particular have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These forces reached unprecedented levels in the second half of 2008 through the first quarter of 2009, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
Holders of our common stock may be adversely affected through the issuance of more senior securities or through dilution.
In addition to the debt financing arrangements we entered into as part of the spin-off from ADP, we may need to incur additional debt or issue equity in order to fund working capital, capital expenditures and product development requirements, maintain debt capacity levels, repurchase shares of our common stock, or to make acquisitions and other investments. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have liquidation rights, preferences, and privileges senior to those of holders of our common stock. If we raise funds through the issuance of common equity, the issuance will dilute your ownership interest. We cannot assure you that debt or equity financing will be available to us on acceptable terms, if at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business. It may also be more expensive for us to raise funds through the issuance of additional debt than the cost of raising funds or issuing debt for our business while we were part of ADP.
Provisions in our certificate of incorporation and by-laws and of Delaware law and our tax matters agreement may prevent or delay an acquisition of our Company.
Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making them more burdensome to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to act by written consent; and

•	the right of our Board of Directors to issue preferred stock without stockholder approval.
We have not opted out of the protections afforded by Section 203 of the Delaware General Corporation Law, which provides that a stockholder acquiring more than 15% of our outstanding voting shares (an “Interested Stockholder”) but less than 85% of such shares may not engage in certain business combinations with us for a period of three years subsequent to the date on which the stockholder became an Interested Stockholder unless, prior to such date, our Board of Directors approves either the business combination or the transaction which resulted in the stockholder becoming an Interested Stockholder or the business combination is approved by our Board of Directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock that is not owned by the Interested Stockholder.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal, and are not intended to make our Company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our Company and our stockholders.
Under the tax matters agreement that we entered into with ADP, we are generally prohibited, except in specified circumstances, for specified periods of up to 24 months following the spin-off from consenting to certain acquisitions of significant amounts of our stock.
As discussed above, an acquisition or further issuance of our equity securities could trigger a tax to ADP, requiring us under the tax matters agreement to indemnify ADP for such tax. This indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
We cannot assure you that we will continue to pay dividends or repurchase shares of our common stock at the times or in the amounts we currently anticipate.
Since our spin-off from ADP, our Board of Directors has declared, and we have paid, regular quarterly cash dividends on our common stock of $0.12 per share. The payment of such quarterly dividends and any other future dividends will be at the discretion of our Board of Directors. There can be no assurance that we will continue to pay dividends, as to what the amount of any future dividends will be, or that we will have sufficient surplus under Delaware law to be able to pay any future dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay future dividends, the price of our common stock must appreciate for you to receive a gain on your investment in us. This appreciation may not occur and our stock may in fact depreciate in value.
On January 20, 2015, our Board of Directors authorized us to repurchase up to 10.0 million shares of our common stock under a program expiring on January 19, 2018. The authorization was intended to offset dilution from our employee equity compensation plans and return capital to our stockholders. We have also indicated that we intend to return a significant portion of the free cash flow we expect to generate from our business transformation plan to our stockholders through, among other mechanisms, dividends and share repurchases. During the fiscal year ended June 30, 2015 we repurchased a total of approximately 1.1 million shares of our common stock, or 0.7% of our outstanding shares of our common stock as of October 1, 2014. There can be no assurance that we will be able to repurchase shares of our common stock at the times or in the amounts we currently anticipate due to due to market conditions, our cash and debt position, applicable laws and other factors, or that the results of the share repurchase program will be as beneficial as we currently anticipate.
The interests of significant stockholders may conflict with our interests or those of other stockholders, and their actions could disrupt our business and affect the market price and volatility of our securities.
As of June 30, 2015, three of our stockholders have made filings on Schedule 13D with the SEC indicating that they may take positions or make proposals with respect to, or with respect to potential changes in, among other things, our operations, management, management and employee incentives, our certificate of incorporation and bylaws, the composition of our Board of Directors, ownership, capital allocation policies, capital or corporate structure, dividend policy, potential acquisitions involving us or certain of our businesses or assets, strategy, and plans. The foregoing positions or proposals may not in all cases be aligned with the interests of our other stockholders. Significant stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions involve risks to our other stockholders.
Responding to actions by these, or other, significant stockholders can be costly, time-consuming, and disrupting to our operations and can divert the attention of management and our employees. Such activities could interfere with our ability to execute our business strategy, including our business transformation plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board of Directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease approximately 1.4 million square feet of real estate, consisting of office and other commercial facilities around the world. We own and maintain our global headquarters, totaling approximately 155,000 square feet, in Hoffman Estates, Illinois. We also own or lease approximately 80 locations globally. We regularly add or reduce facilities as necessary or appropriate to accommodate changes in our business operations. We believe that our facilities are adequate to meet our immediate needs, and that, if and when needed, we will be able to secure adequate additional space to accommodate future expansion.

Item 3. Legal Proceedings
From time to time, we are involved in legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our business activities. We do not expect that any adverse outcome in one or more of these proceedings will have a material adverse effect on our business, results of operations, financial condition, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
Our common stock began trading "regular way" on the NASDAQ Global Select Market under the symbol "CDK" on October 1, 2014. As of June 30, 2015, there were 17,738 holders of record of our common stock. As of such date, approximately 190,000 additional holders held their common stock in "street name." The following table sets forth the reported high and low sales prices of the Company's common stock reported on the NASDAQ Global Select Market and the cash dividend per share of common stock declared during the fiscal quarters indicated.

	Price Per Share		Dividends
	High	Low	Per Share
Year ended June 30, 2015
Second Quarter	$43.16	$25.00	$0.12
Third Quarter	$49.80	$38.83	$0.12
Fourth Quarter	$57.89	$44.69	$0.12
Dividends
We expect to continue to pay dividends on our common stock. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay dividends or guarantee of the amounts of such dividends.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from October 1, 2014 to June 30, 2015 with the comparable cumulative return of the Standard & Poor's (S&P) 500 Index, the S&P MidCap 400 Index, and the NASDAQ Composite Index. The graph is not indicative of future performance of our common stock. This graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

	October 1, 2014	December 31, 2014	March 31, 2015	June 30, 2015
CDK Global, Inc.	$100.00	$131.90	$151.71	$175.51
S&P 500 Index	$100.00	$106.32	$107.34	$107.63
S&P MidCap 400 Index	$100.00	$107.84	$113.57	$112.36
NASDAQ Composite Index	$100.00	$107.46	$111.61	$113.90
The above graph assumes the following:

•	The investment of $100 at the close of business on October 1, 2014 in CDK common stock, the S&P 500 Index, the S&P MidCap 400 Index, and the NASDAQ Composite Index.

•	Reinvestment of dividends.

Issuer Purchases of Equity Securities
The following table presents a summary of common stock repurchases made during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number that May Yet Be Purchased Under the Program (2)
April 1 - 30, 2015	139,508	$47.89	139,508	9,171,624
May 1 - 31, 2015	120,000	$52.48	120,000	9,051,624
June 1 - 30, 2015	102,793	$53.31	102,793	8,948,831
Total	362,301	$50.95	362,301
(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock may be withheld upon vesting of restricted stock to satisfy tax withholdings. There were no shares withheld for such purpose during the three months ended June 30, 2015.
(2) On January 20, 2015, our Board of Directors authorized us to repurchase up to 10.0 million shares of our common stock under a program expiring on January 19, 2018.

Item 6. Selected Financial Data
Our spin-off from Automatic Data Processing, Inc. ("ADP") was completed on September 30, 2014. Selected financial data is presented on a combined basis for periods preceding the spin-off and on a consolidated basis for subsequent periods. The following table sets forth selected consolidated and combined financial data from our audited consolidated and combined financial statements as of June 30, 2015 and 2014 and for the years ended June 30, 2015, 2014, and 2013. The selected combined financial data as of June 30, 2013, 2012, and 2011 and for the years ended June 30, 2012 and 2011 has been derived from our combined financial statements, which can be found either in our Registration Statement on Form S-4 or our Form 10 Registration Statement.
Our combined financial statements for periods preceding the spin-off present the combined financial condition and results of operations of the Company, which was under common control and common management by ADP until September 30, 2014. Our combined financial data may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including many changes that have occurred in operations and capitalization of our Company as a result of our separation from ADP. The selected financial data presented below should be read in conjunction with our consolidated and combined financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K and Item 7 of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended June 30,
(In millions, except per share amounts)	2015	2014	2013	2012	2011
Income Statement Data
Revenues	$2,063.5	$1,976.5	$1,839.4	$1,695.6	$1,562.2
Earnings before income taxes	299.9	353.3	320.7	256.4	228.4
Provision for income taxes	113.6	117.4	115.0	91.3	89.5
Net earnings	186.3	235.9	205.7	165.1	138.9
Net earnings attributable to noncontrolling interest	7.9	8.0	6.3	5.0	4.6
Net earnings attributable to CDK/Dealer Services	178.4	227.9	199.4	160.1	134.3
Basic net earnings attributable to CDK/Dealer Services per share	$1.11	$1.42	$1.24	$1.00	$0.84
Diluted net earnings attributable to CDK/Dealer Services per share	$1.10	$1.42	$1.24	$1.00	$0.84
Weighted-average basic shares outstanding (1)	160.6	160.6	160.6	160.6	160.6
Weighted-average diluted shares outstanding (1)	161.6	160.6	160.6	160.6	160.6
Cash dividends declared per share	$0.36	$—	$—	$—	$—

Balance Sheet Data
Cash and cash equivalents	$408.2	$402.8	$276.3	$223.1	$317.7
Total current assets	885.2	918.2	783.6	686.5	769.8
Property, plant and equipment, net	100.0	82.6	68.4	64.0	62.4
Total assets	2,518.5	2,598.6	2,436.8	2,347.2	2,364.3
Total current liabilities	498.4	497.5	532.5	528.9	523.1
Long-term debt	971.1	—	—	—	—
Total liabilities	1,734.4	789.3	882.1	873.6	830.6
Total equity	784.1	1,809.3	1,554.7	1,473.6	1,533.7
(1) On September 30, 2014, ADP stockholders of record as of the close of business on September 24, 2014 received one share of our common stock for every three shares of ADP common stock held as of the record date. For all periods prior to the spin-off, basic and diluted earnings per share were computed using the number of shares of our stock outstanding on September 30, 2014, the date on which our common stock was distributed to the stockholders of ADP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated and combined financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere herein. See "Forward Looking Statements" and “Risk Factors” included in Part I and Part I, Item 1A, respectively, in this Annual Report on Form 10-K.
(Tabular amounts in millions, except per share amounts)
Executive Overview
We are the largest global provider, both in terms of revenues and geographic reach, of integrated information technology and digital marketing/advertising solutions to the automotive retail industry. We have a 43 year history of providing innovative solutions to automotive retailers and OEMs to better manage, analyze and grow their businesses. Our solutions automate and integrate critical workflow processes from pre-sale targeted advertising and marketing campaigns to the sale, financing, insurance, parts supply, and repair and maintenance of vehicles, with an increasing focus on utilizing big data analytics and predictive intelligence. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
Our solutions address the entire automotive retailers’ value chain. Our automotive retail solutions offer technology that helps manage and generate additional efficiency on the supply side of the retail value chain. These solutions were built through decades of innovation and experience in helping our clients with all aspects of the automotive retail process. We also offer digital marketing solutions to enable our clients to create demand for their products by designing and managing complete digital marketing and advertising strategies for their businesses. These solutions allow our clients to plan and automate sophisticated marketing campaigns, gather comprehensive data on these campaigns, and further refine their strategies to maximize the effectiveness of their advertising spend. Our common stock is listed on the NASDAQ Global Select Market® under the symbol "CDK."
We are organized into three reportable segments: Automotive Retail North America (“ARNA”), Automotive Retail International (“ARI”), and Digital Marketing (“DM”). A brief description of each of these three segments’ operations is provided below.
Automotive Retail North America
Through our ARNA segment, we provide technology-based solutions that help automotive retailers, OEMs, and other industry participants manage the sale, financing, insurance, parts supply, and repair and maintenance of vehicles. Our solutions help our clients streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.
Automotive Retail International
Through our ARI segment, we provide technology-based solutions similar to those provided in our ARNA segment in approximately 100 countries outside of the United States and Canada. The solutions provided to our clients within the ARI segment of our business help streamline operations for their businesses and enhance the financial performance of their operations within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Clients of our ARI segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.
Digital Marketing
Through our DM segment, we provide a suite of integrated digital marketing solutions for OEMs and automotive retailers, including websites and management of their digital advertising spend. These solutions provide a coordinated offering across multiple digital marketing channels to help achieve client marketing and sales objectives and coordinate execution between OEMs and their retailer networks. Our solutions are currently provided in the United States, Canada, Mexico, Australia, and New Zealand.
Business Transformation Plan
During fiscal 2015, we initiated a three year business transformation plan that is intended to increase operating efficiency and improve the cost structure within our global operations. The business transformation plan is expected to produce significant benefits in our long-term business performance and is built on three pillars:

•	Drive operational excellence by streamlining the organization, simplifying the business and pricing, and engaging clients more efficiently;

•	Deliver organic growth by increasing our revenues annually in order to protect our market leadership position and enhance long-term value; and

•	Maintain disciplined capital allocation by preserving our strong balance sheet and debt ratios, maintaining financial flexibility, and maintaining a target cash balance.
We believe that the successful execution of our business transformation plan will result in a strong, go-forward financial profile as listed below:

•	Revenues estimated to grow 4% to 5% annually on average for the next three fiscal years, and 5% to 7% thereafter;

•
Additional EBITDA of $250 to $275 million estimated to be generated over the next three fiscal years resulting in significant margin expansion. Our targeted consolidated adjusted EBITDA margin for fiscal 2018 is 35%;

•	Targeted adjusted pre-tax margins for fiscal 2018 by segment is as follows: ARNA - 45%, ARI - 25%, and DM - 20%;

•	Adjusted pre-tax earnings estimated to grow more than 25% annually on average for the next three fiscal years; and

•
Increased earnings expected to drive free cash flow (the amount of cash generated from operating activities less capital expenditures and capitalized software) of approximately $1 billion over the next three fiscal years. 70% to 80% of this free cash flow, along with any additional borrowings, is estimated to be returned to stockholders through dividends and share repurchases or other available mechanisms.

We expect to incur expenses in connection with the execution of our business transformation plan of approximately $150.0 million. These expenses are comprised of restructuring expenses of approximately $80.0 million and other expenses to implement the business transformation plan of $70.0 million.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, in fiscal 2015. In future periods as we execute our business transformation plan, we also expect to incur contract termination expenses. Of the $80.0 million of restructuring expenses we expect to incur in connection with the business transformation plan, $2.4 million was recognized as expense in fiscal 2015 with the remaining expense expected to be recognized through fiscal 2018. Restructuring expenses were presented separately on the consolidated and combined statement of operations. Restructuring expenses were recorded in the "Other" segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.

Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheet. The following table summarizes the cumulative fiscal 2015 activity for the restructuring related accruals:

Employee-Related Costs
Balance as of June 30, 2014	$—
Charges	2.4
Cash payments	—
Foreign exchange	—
Balance as of June 30, 2015	$2.4
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful life of our assets is adjusted. While these costs are directly attributable to our business transformation plan, they were not included in restructuring expenses on our consolidated and combined statement of operations. Of the $70.0 million of other business transformation expenses we expect to incur, $1.9 million was recognized as expense in fiscal 2015 with the remaining expense expected to be recognized through fiscal 2018. Other business transformation expenses incurred in fiscal 2015 were comprised primarily of consulting expenses, were recorded in the Other segment, and were included within selling, general and administrative expenses on our consolidated and combined statement of operations.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenues by providing services to clients. In our ARNA and ARI segments (together, our “Automotive Retail segments”), we receive fees for software licenses, ongoing software support and maintenance of Dealer Management Systems (“DMSs”), and other integrated solutions that are either hosted or installed on-site at the client’s location. We also receive revenues for installing on-site and hosted DMS solutions and for training and consulting with clients, in addition to monthly fees related to hosting DMS solutions in cases where clients outsource their information technology management activities to the Company. In our ARNA segment, we also receive revenues on a fee per transaction processed basis, where we provide automotive retailers, primarily in the United States, solutions with third parties to process credit reports, vehicle registrations, and data updates. In our DM segment, revenues are primarily earned for advertising, search marketing, websites, and reputation management services delivered to automotive retailers and OEMs. We receive monthly recurring fees for services provided and we receive revenues for placement of automotive retail advertising. We also receive revenues for customization services and for training and consulting services.
Expenses. Expenses generally relate to the cost of providing the services to clients in the three business segments. In the Automotive Retail segments, significant expenses include employee payroll and other labor related costs, the cost of hosting customer systems, third-party costs for transaction based solutions and licensed software utilized in our solution offerings, computer hardware, software, telecommunications, transportation and distribution costs, and other general overhead items. In the DM segment, significant expenses include third-party content for website and other Internet-based offerings such as advertising placements, employee payroll and other labor-related costs, the cost of hosting customer websites, computer hardware, software, and other general overhead items. We also have some company-wide expenses attributable to management compensation and corporate overhead.
Potential Material Trends and Uncertainties in our Marketplace
A number of material trends and/or uncertainties in our marketplace could have either a positive or negative impact on our ability to conduct business, our results of operations, and/or our financial condition. The following is a summary of trends or uncertainties that have the potential to effect our liquidity, capital resources, or results of operations:

•
Our revenues, operating earnings, and profitability have varied in the past as a result of these trends and uncertainties and are likely to continue to vary from quarter to quarter, which may lead to volatility in our stock price. These trends or uncertainties could occur in a variety of different areas of our business and the marketplace.

•
Changing market trends, including changes in the automotive marketplace, both in North America and internationally, could have a material impact on our business. From time to time, the economic trends of a region could have an impact on the volume of automobiles sold at retail within one or more of the geographic markets in which we operate. To some extent, our business is impacted by these trends, either directly through a shift in the number of transactions processed by clients of our transactional business, or indirectly through changes in our clients’ spending habits based on their own changes in profitability.

•
Our presence in multiple markets internationally could pose challenges that would impact our business or results of operations. We currently operate in over 100 countries and derive a significant amount of our overall revenue from markets outside of North America. The geographic breadth of our presence exposes us to potential economic, social, regulatory, and political shifts.

•
Our ability to bring new solutions to market, research and develop, or acquire the data and technology that enables those solutions is important to our continued success. During fiscal 2015, 2014, and 2013, we incurred $170.1 million, $165.7 million, and $156.4 million, respectively, of expenses to research, develop, and deploy new and enhanced solutions for our clients. In addition, our strategy includes the selective pursuit of acquisitions that support or complement our existing technology and solution set. An inability to invest in the continued development of new solutions for the automotive marketplace, or an inability to acquire new technology or solutions due to a lack of liquidity or resources, could impair our strategic position.

•
Along with our development and acquisition expenditures, our success depends on our ability to maintain the security of our data and intellectual property, as well as our clients’ data. Although we maintain a clear focus on data and system security, and we incur significant costs securing our infrastructure annually in support of that focus, we may experience interruptions of service or potential security issues that may be beyond our control.

Factors Affecting Comparability of Financial Results
Our Separation from ADP
On April 9, 2014, the board of directors of ADP approved the spin-off of the Dealer Services business of ADP Dealer Services. On September 30, 2014, the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Historical ADP Cost Allocations Versus CDK as a Stand-alone Company
Our historical combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These financial statements include the combined financial condition and results of operations of the Dealer Services business of ADP, which was the subject of the spin-off. The combined financial statements include allocated costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage.
Specifically, these costs were allocated by ADP to the Company as follows:

•
cost of certain systems, such as for procurement and expense management, which were supported by ADP’s corporate information technology group, were allocated based on the approximate usage of information technology systems by the Company in relation to ADP’s total usage;

•
corporate human resources costs were allocated based on the estimated percentage of usage by the Company, including benefits, recruiting, global learning and development, employee relocation services, and other human resources shared services;

•	travel department costs were allocated based on the estimated percentage of travel directly related to the Company;

•	security department costs were allocated based on the estimated percentage of usage of security for the Company in relation to ADP’s total security usage;

•
real estate department costs were allocated based on the estimated percentage of square footage of facilities for the Company that were managed by the ADP corporate real estate department in relation to ADP’s total managed facilities; and

•	all other allocations were based on an estimated percentage of support staff time related to the Company in comparison to ADP as a whole.

Although we believe these allocation methods are reasonable, we also believe, for the reasons discussed below, that the historical allocation of ADP's expenses to the Company may be significantly less than the actual costs we will incur as an independent public company.
Size and influence of ADP. We generally benefited from the size of ADP in negotiating many of our overhead costs and were able to leverage the ADP business as a whole in obtaining favorable pricing. ADP is a larger company than we are and, as such, is capable of negotiating large volume discounts. As a stand-alone company, we also seek discounts, but our discounts may be less favorable because of lower volumes.
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
As an independent public company, these obligations are ours and we bear all of these expenses directly. The historical allocation of ADP’s expenses to the Company may be significantly less than the actual costs we will incur as an independent public company. In addition to public company expenses, other general overhead transactions were handled for us by ADP, such as data center services, which, after the spin-off are still provided by ADP, but will be transitioned to us by the end of the second year following the spin-off date based on the terms of agreements entered into with ADP.
New Financing
We entered into debt financing arrangements in connection with the spin-off. At the time of the spin-off, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of June 30, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024 (the "2024 notes" and together with the 2019 notes, the "senior notes"). The issuance price of the senior notes was equal to the stated value. We used the net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
On June 18, 2015, we completed the exchange offer of the senior notes. We issued new notes, which are identical in all material respects to the senior notes issued on October 14, 2014, except that the new notes are registered under the Securities Act, are not subject to transfer restrictions, are not subject to registration rights and the additional interest provisions under the registration rights, and bear different CUSIP numbers. We did not receive any proceeds from the exchange offer.
Acquisitions and Divestiture
On April 2, 2015, Computerized Vehicle Registration (“CVR”), our majority owned subsidiary, acquired AVRS, Inc. ("AVRS"), a provider of electronic vehicle registration software in California. CVR acquired all of the outstanding stock of AVRS under an agreement of merger. In fiscal 2014, we acquired ServiceBook Pro and One-Eighty Corp. The results of operations of the acquired businesses are included in our consolidated and combined statements of operations since their respective acquisition dates.

We evaluate our businesses periodically in order to improve efficiencies in our operations and focus on the more profitable lines of business. On May 21, 2015, we sold our Internet sales leads business, which was comprised of Dealix Corporation and Autotegrity, Inc. and operated in the ARNA segment, to a third party. We recognized a loss on the sale of this business of $0.8 million in selling, general and administrative expenses on the consolidated and combined statement of operations for fiscal 2015. The results of operations of the Internet sales leads business were not included in our consolidated and combined statement of operations subsequent to the disposal date.
Key Performance Measures
We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business, and making operating and strategic decisions:
Dealer Management System Client Sites. We track the number of client sites that have an active DMS. Consistent with our strategy of growing our Automotive Retail client base, we view the number of client sites purchasing our DMS solutions as an indicator of market penetration for our Automotive Retail segments. Our DMS client site count includes retailers with an active DMS that sell vehicles in the automotive and adjacent markets. Adjacent markets include heavy truck dealerships that provide vehicles to the over-the-road trucking industry; recreation dealerships in the motorcycle, marine, and recreational vehicle industries; and heavy equipment dealerships in the agriculture and construction equipment industries. We consider a DMS to be active if we have billed a subscription fee for that solution during the most recently ended calendar month.
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
Websites. For the DM segment, we track the number of websites that we host and develop for our OEM and automotive retail clients as an indicator of business activity. The number of websites as of a specified date is the total number of full function dealer websites or portals that are currently accessible as of the end of the most recent calendar month.
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

Fiscal 2015 Compared to Fiscal 2014
Results of Operations
The following is a discussion of the results of our consolidated and combined operations for the fiscal years ended June 30, 2015 and 2014 ("fiscal 2015" and "fiscal 2014," respectively). For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated and combined statements of operations data for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenues	$2,063.5	$1,976.5	$87.0	4%
Costs of revenues	1,273.2	1,204.5	68.7	6%
Selling, general and administrative expenses	431.1	411.8	19.3	5%
Restructuring expenses	2.4	—	2.4	100%
Separation costs	34.6	9.3	25.3	n/m
Total expenses	1,741.3	1,625.6	115.7	7%
Operating earnings	322.2	350.9	(28.7)	(8)%
Interest expense	(28.8)	(1.0)	(27.8)	n/m
Other income, net	6.5	3.4	3.1	91%
Earnings before income taxes	299.9	353.3	(53.4)	(15)%
Margin %	14.5%	17.9%
Provision for income taxes	(113.6)	(117.4)	3.8	(3)%
Effective tax rate	37.9%	33.2%
Net earnings	186.3	235.9	(49.6)	(21)%
Less: net earnings attributable to noncontrolling interest	7.9	8.0	(0.1)	(1)%
Net earnings attributable to CDK	$178.4	$227.9	$(49.5)	(22)%
Revenues. Revenues for fiscal 2015 were $2,063.5 million, an increase of $87.0 million, or 4%, as compared to $1,976.5 million in fiscal 2014. We also review revenues on a constant currency basis to understand underlying business trends. We computed constant currency by translating fiscal 2015 results using fiscal 2014 average monthly exchange rates. Revenues for fiscal 2015 increased by 6% on a constant currency basis as shown in the table below.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenues	$2,063.5	$1,976.5	$87.0	4%
Adjustment:
Impact of exchange rates	31.9	—	31.9
Constant currency revenues	$2,095.4	$1,976.5	$118.9	6%
The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Euro, the Canadian dollar, the Pound Sterling, and the Danish Krone. Based on budgeted foreign exchange rates, which may differ from the constant currency effect previously described, the ARNA segment contributed $72.4 million, the DM segment contributed $40.9 million, and the ARI segment contributed $6.9 million of CDK revenue growth. See the discussion below for drivers of each segment's revenue growth.

Cost of Revenues. Cost of revenues for fiscal 2015 increased $68.7 million, or 6%, as compared to fiscal 2014. The increase in cost of revenues was primarily due to $15.6 million of accelerated amortization recognized in the DM segment for the Cobalt trademark related to the change in useful life, increased costs for advertising placement to support growth in DM revenues, and increased costs associated with the migration of hosting facilities that support the ARNA segment, partially offset by the effect of foreign currency exchange rates. Cost of revenues also included expenses to research, develop, and deploy new and enhanced solutions for our clients of $170.1 million and $165.7 million for fiscal 2015 and 2014, respectively, representing 8.2% and 8.4% of revenues in each period, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2015 increased $19.3 million, or 5%, as compared to fiscal 2014, due primarily to costs incurred related to the formation of corporate departments as a stand-alone public company, increased stock-based compensation expense, higher sales force expenses incurred to drive deeper penetration in our DM client base, and the effects of a favorable acquisition-related adjustment of $5.6 million and a favorable legal settlement both in the ARNA segment in fiscal 2014, partially offset by the trademark royalty fee charged by ADP in fiscal 2014, a reduction of our accounts receivable allowances as a result of a change in estimate in fiscal 2015, and the effect of foreign currency exchange rates.
Restructuring Expenses. Restructuring expenses represent employee-related costs incurred in connection with the business transformation plan we initiated in fiscal 2015. Restructuring expenses for fiscal 2015 were $2.4 million; there was no comparable transformation plan in fiscal 2014.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs for fiscal 2015 were $34.6 million as compared to $9.3 million for fiscal 2014.
Interest Expense. Interest expense for fiscal 2015 increased $27.8 million as compared to fiscal 2014 due to borrowings under our term loan facility and senior notes, revolving credit facility commitment fees, and amortization of deferred financing costs.
Other Income, Net. Other income, net for fiscal 2015 increased by $3.1 million as compared to fiscal 2014 due to increased interest income from sales-type leases and net foreign exchange gains related to intercompany loans denominated in a currency other than that of the loan counterparty, which do not eliminate upon consolidation.
Provision for Income Taxes. The effective tax rate for fiscal 2015 was 37.9% as compared to 33.2% for fiscal 2014. The effective tax rate was unfavorably impacted by certain separation costs that were not tax deductible and tax expense associated with the tax law change for bonus depreciation, offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters. The effective tax rate for fiscal 2014 was favorably impacted by tax benefits associated with adjustments to the valuation allowance of $7.2 million and the liability for uncertain tax matters of $3.6 million, offset by the impact of non-deductible separation costs.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2015 were $178.4 million, a decrease of $49.5 million, or 22%, as compared to $227.9 million in fiscal 2014. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
Non-GAAP Measures
We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items for planning and forecasting purposes. We believe that adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by the Company and improve our ability to understand our operating performance. Because non-GAAP measures are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
Adjusted revenues for fiscal 2015 and 2014 exclude the revenues related to the Internet sales leads business. Adjusted earnings before income taxes and adjusted net earnings attributable to CDK for fiscal 2015 and 2014 reflect adjustments to exclude costs directly attributable to our separation from ADP, incremental costs associated with the formation of corporate departments as a stand-alone public company, costs attributable to the business transformation plan, earnings related to the Internet sales leads business, certain one-time adjustments, and the tax effect of the pre-tax adjustments. Adjusted provision for income taxes reflects the tax effect of the pre-tax adjustments and certain one-time adjustments.

We also review adjusted revenues and earnings before income taxes on a constant currency basis to understand underlying business trends. We computed constant currency by translating fiscal 2015 results using fiscal 2014 average monthly exchange rates. As a result, constant currency results exclude the effects of foreign currency.
The tables below present the reconciliation of the most directly comparable GAAP measures to adjusted revenues, adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenues	$2,063.5	$1,976.5	$87.0	4%
Adjustment:
Internet sales leads revenues (1)	(46.2)	(70.9)	24.7
Adjusted revenues	$2,017.3	$1,905.6	$111.7	6%

Earnings before income taxes	$299.9	$353.3	$(53.4)	(15)%
Adjustments:
Separation costs (2)	34.6	9.3	25.3
Accelerated trademark amortization (3)	15.6	—	15.6
Stand-alone public company costs (4)	—	(30.3)	30.3
Trademark royalty fee (5)	—	16.6	(16.6)
Stock-based compensation (4)	—	(7.9)	7.9
Interest expense (4)	—	(27.8)	27.8
Restructuring expenses (6)	2.4	—	2.4
Other business transformation expenses (6)	1.9	—	1.9
Tax matters indemnification loss (7)	1.1	—	1.1
Internet sales leads earnings (1)	(2.5)	(12.1)	9.6
Adjusted earnings before income taxes	$353.0	$301.1	$51.9	17%
Adjusted margin %	17.5%	15.8%

Provision for income taxes	$113.6	$117.4	$(3.8)	(3)%
Adjustments:
Income tax effect of pre-tax adjustments (8)	14.0	(23.7)	37.7
Income tax expense due to bonus depreciation law change (9)	(4.6)	—	(4.6)
Valuation allowance adjustment (10)	—	7.2	(7.2)
Pre spin-off filed tax return adjustment (11)	(0.5)	—	(0.5)
Adjusted provision for income taxes	$122.5	$100.9	$21.6	21%
Adjusted effective tax rate	34.7%	33.5%

	Years Ended June 30,		Change
	2015	2014	$	%
Net earnings attributable to CDK	$178.4	$227.9	$(49.5)	(22)%
Adjustments:
Separation costs (2)	34.6	9.3	25.3
Accelerated trademark amortization (3)	15.6	—	15.6
Stand-alone public company costs (4)	—	(30.3)	30.3
Trademark royalty fee (5)	—	16.6	(16.6)
Stock-based compensation (4)	—	(7.9)	7.9
Interest expense (4)	—	(27.8)	27.8
Restructuring expenses (6)	2.4	—	2.4
Other business transformation expenses (6)	1.9	—	1.9
Tax matters indemnification loss (7)	1.1	—	1.1
Internet sales leads earnings (1)	(2.5)	(12.1)	9.6
Income tax effect of pre-tax adjustments (8)	(14.0)	23.7	(37.7)
Income tax expense due to bonus depreciation law change (9)	4.6	—	4.6
Valuation allowance adjustment (10)	—	(7.2)	7.2
Pre spin-off filed tax return adjustment (11)	0.5	—	0.5
Adjusted net earnings attributable to CDK	$222.6	$192.2	$30.4	16%

Adjusted net earnings attributable to CDK per common share:
Basic	$1.39	$1.20		16%
Diluted	$1.38	$1.20		15%

Weighted-average common shares outstanding:
Basic	160.6	160.6
Diluted	161.6	160.6
(1) Elimination of revenues and earnings before income taxes related to the Internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015. Earnings before income taxes related to the Internet sales leads business includes the loss recognized on the sale of $0.8 million in fiscal 2015 and an acquisition-related adjustment of $5.6 million recognized in fiscal 2014.
(2) Incremental costs incurred in fiscal 2015 and 2014 that were directly attributable to our separation from ADP.
(3) Accelerated amortization recognized in the second quarter of fiscal 2015 in the DM segment for the Cobalt trademark related to the change in useful life.
(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company, incremental stock-based compensation expenses incurred for staff additions to build out corporate functions and director compensation costs, and interest expense related to our indebtedness. These costs were incurred in fiscal 2015 and have been reflected as adjustments in fiscal 2014 to present these periods on a comparable basis.
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the period October 1, 2013 through June 30, 2014 as there was no comparable royalty paid in the period from October 1, 2014 through June 30, 2015 after our separation from ADP.
(6) Restructuring expense recognized in connection with our business transformation plan in fiscal 2015. Other business transformation expenses are included within selling, general and administrative expenses and were incurred in connection with our business transformation plan in fiscal 2015.

(7) Loss recorded in other income, net associated with an indemnification liability to ADP for pre spin-off tax refunds in accordance with the tax matters agreement.
(8) Income tax effect of pre-tax adjustments including separation costs, which were partially tax deductible in fiscal 2015 and were not tax deductible in fiscal 2014, and the tax effect of the Internet sales leads business.
(9) Adjustment recognized in the second quarter of fiscal 2015 to deferred taxes related to the bonus depreciation to which ADP is entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with our business for tax periods prior to our separation from ADP.
(10) Income tax benefit associated with a valuation allowance adjustment recognized during the third quarter of fiscal 2014.
(11) Net income tax expense recognized as a result of the filing of pre spin-off tax returns, including a tax benefit for refunds related to the loss in (7) above.
Adjusted Revenues. Adjusted revenues for fiscal 2015 were $2,017.3 million, an increase of $111.7 million, or 6%, as compared to $1,905.6 million in fiscal 2014. The increase in adjusted revenues is primarily due to increased revenues in our reportable segments as further discussed below excluding the effect of revenues related to the Internet sales leads business. Adjusted revenues for fiscal 2015 increased by 8% on a constant currency basis as shown in the table below. Adjusted revenues were impacted by the same currencies discussed above in the discussion of revenues.

	Years Ended June 30,		Change
	2015	2014	$	%
Adjusted revenues	$2,017.3	$1,905.6	$111.7	6%
Adjustment:
Impact of exchange rates	31.9	—	31.9
Constant currency adjusted revenues	$2,049.2	$1,905.6	$143.6	8%
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for fiscal 2015 were $353.0 million, an increase of $51.9 million, or 17%, as compared to $301.1 million in fiscal 2014. Adjusted margin increased from 15.8% to 17.5% primarily due to growth in revenues in our segments, operating efficiencies, and a reduction of our accounts receivable allowances as a result of a change in estimate, partially offset by increased costs associated with the migration of hosting facilities that support the ARNA segment, and higher sales force expenses incurred to drive increased growth within our DM client base. Adjusted earnings before income taxes for fiscal 2015 increased by 19% on a constant currency basis as shown in the table below.

	Years Ended June 30,		Change
	2015	2014	$	%
Adjusted earnings before income taxes	$353.0	$301.1	$51.9	17%
Adjustment:
Impact of exchange rates	5.8	—	5.8
Constant currency adjusted earnings before income taxes	$358.8	$301.1	$57.7	19%
Adjusted Provision for Income Taxes. The adjusted effective tax rate for fiscal 2015 was 34.7% as compared to 33.5% for fiscal 2014. The adjusted effective tax rate for fiscal 2014 was favorably impacted by a tax benefit associated with an adjustment to the liability for uncertain tax matters of $3.6 million. In addition, the adjusted effective tax rate for fiscal 2015 was favorably impacted by tax benefits associated with adjustments to the valuation allowance.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2015 were $222.6 million, an increase of $30.4 million, or 16%, as compared to $192.2 million in fiscal 2014. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.

EBITDA is calculated as earnings before income taxes adjusted to exclude interest expense, depreciation, and amortization. Adjusted EBITDA for fiscal 2015 and 2014 reflects adjustments to exclude costs directly attributable to our separation from ADP, incremental costs associated with the formation of corporate departments as a stand-alone public company, total stock-based compensation expense, costs attributable to the business transformation plan, certain one-time adjustments, and earnings related to the Internet sales leads business. Because EBITDA and adjusted EBITDA are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
The table below presents the reconciliation of earnings before income taxes to EBITDA and adjusted EBITDA.

	Years Ended June 30,		Change
	2015	2014	$	%
Earnings before income taxes	$299.9	$353.3	$(53.4)	(15)%
Adjustments:
Interest expense (1)	28.8	1.0	27.8
Depreciation and amortization (2)	76.5	52.3	24.2
EBITDA	$405.2	$406.6	$(1.4)	—%
Adjustments:
Separation costs (3)	34.6	9.3	25.3
Stand-alone public company costs (4)	—	(30.3)	30.3
Trademark royalty fee (5)	—	16.6	(16.6)
Total stock-based compensation (6)	30.4	21.0	9.4
Restructuring expenses (7)	2.4	—	2.4
Other business transformation expenses (7)	1.9	—	1.9
Tax matters indemnification loss (8)	1.1	—	1.1
Internet sales leads earnings (9)	(2.5)	(12.1)	9.6
Adjusted EBITDA	$473.1	$411.1	$62.0	15%
Adjusted margin %	23.5%	21.6%
(1) Interest expense included within the financial statements for the periods presented.
(2) Depreciation and amortization included within the financial statements for the periods presented, including the accelerated amortization attributable to the Cobalt trademark recognized during the second quarter of fiscal 2015.
(3) Incremental costs incurred in fiscal 2015 and 2014 that were directly attributable to our separation from ADP.
(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company. These costs were incurred in fiscal 2015 and have been reflected as adjustments in fiscal 2014 to present all periods on a comparable basis.
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the period October 1, 2013 through June 30, 2014 as there was no comparable royalty paid in the period from October 1, 2014 through June 30, 2015 after our separation from ADP.
(6) Total stock-based compensation expense recognized for the periods presented.
(7) Restructuring expense recognized in connection with our business transformation plan in fiscal 2015. Other business transformation expenses are included within selling, general and administrative expenses and were incurred in connection with our business transformation plan in fiscal 2015.
(8) Loss recorded within other income, net associated with an indemnification liability to ADP for pre spin-off tax refunds in accordance with the tax matters agreement.

(9) Elimination of earnings before income taxes related to the Internet sales leads business. Earnings before income taxes related to the Internet sales leads business includes the loss recognized on the sale of $0.8 million in fiscal 2015 and an acquisition-related adjustment of $5.6 million recognized in fiscal 2014.
EBITDA. EBITDA for fiscal 2015 was $405.2 million, a decrease of $1.4 million, as compared to $406.6 million in fiscal 2014. The decrease in EBITDA was primarily due to costs associated with our separation from ADP, costs incurred related to the formation of corporate departments as a stand-alone public company, increased costs associated with the migration of hosting facilities that support the ARNA segment, increased stock-based compensation expense, higher sales force expenses incurred to drive increased growth with our DM client base, and the effects of a favorable acquisition-related adjustment of $5.6 million and a favorable legal settlement both in the ARNA segment in fiscal 2014, partially offset by growth in revenues in our segments, operating efficiencies, and the royalty expense incurred prior to the spin-off.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2015 was $473.1 million, an increase of $62.0 million, or 15%, as compared to $411.1 million in fiscal 2014. The increase in adjusted EBITDA was due to the items discussed above in EBITDA excluding costs associated with our separation from ADP, costs incurred as a stand-alone public company, the royalty fee charged by ADP in fiscal 2014 as there is no comparable royalty expense in the same periods in fiscal 2015, total stock-based compensation expense, and the effect of earnings related to the Internet sales leads business.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for fiscal 2015 and 2014. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. Reportable segment revenues and earnings before income taxes for fiscal 2014 have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ended June 30, 2015. This adjustment is made for management reporting purposes so that the reportable revenues and earnings before taxes for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.
Adjusted revenues and adjusted earnings before income taxes by reportable segment are included throughout this section. Since adjusted revenues and adjusted earnings before income taxes by reportable segment are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
GAAP Segment Revenues
The table below presents data on revenues by segment for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2015	2014	$	%
Automotive Retail North America	$1,342.7	$1,270.3	$72.4	6%
Automotive Retail International	346.2	339.3	6.9	2%
Digital Marketing	414.1	373.2	40.9	11%
Reconciling item:
Foreign exchange	(39.5)	(6.3)	(33.2)	n/m
Total	$2,063.5	$1,976.5	$87.0	4%

GAAP Segment Earnings Before Income Taxes
The table below presents data on earnings before income taxes by segment for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2015	2014	$	%
Automotive Retail North America	$389.8	$361.3	$28.5	8%
Margin %	29.0%	28.4%
Automotive Retail International	50.1	45.3	4.8	11%
Margin %	14.5%	13.4%
Digital Marketing	25.6	25.6	—	—%
Margin %	6.2%	6.9%
Other	(158.6)	(76.7)	(81.9)	107%
Reconciling item:
Foreign exchange	(7.0)	(2.2)	(4.8)	n/m
Total	$299.9	$353.3	$(53.4)	(15)%
Margin %	14.5%	17.9%
Automotive Retail North America Segment
The table below presents the reconciliation of revenues to adjusted revenues and earnings before income taxes to adjusted earnings before income taxes for the ARNA segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenues	$1,342.7	$1,270.3	$72.4	6%
Adjustment:
Internet sales leads revenues	(46.2)	(70.9)	24.7
Adjusted revenues	$1,296.5	$1,199.4	$97.1	8%

Earnings before income taxes	$389.8	$361.3	$28.5	8%
Adjustments:
Stand-alone public company costs	—	(8.0)	8.0
Internet sales leads earnings	(2.5)	(12.1)	9.6
Adjusted earnings before income taxes	$387.3	$341.2	$46.1	14%
Adjusted margin %	29.9%	28.4%
Revenues. ARNA revenues increased $72.4 million, or 6%, to $1,342.7 million for fiscal 2015 as compared to fiscal 2014. DMS client site count as of June 30, 2015 was 14,219 sites compared to 13,650 sites as of June 30, 2014, an increase of approximately 4%. The increase in DMS client sites contributed $30.2 million, or 2 percentage points, of overall revenue growth. In addition, we experienced 3% growth in average revenue per DMS client site driven by a combination of increased sales of additional solutions to our existing client base and pricing. The growth in revenue per DMS client site contributed $30.5 million, or 2 percentage points, of overall revenue growth. Transaction related revenues contributed a $16.4 million, or 1 percentage point, decline in revenues due to decreased volume from the Internet sales leads business. Other revenue items such as hardware sales, consulting, and data aggregation services contributed the remaining growth in revenues.
Adjusted Revenues. ARNA adjusted revenues for fiscal 2015 were $1,296.5 million, an increase of $97.1 million, or 8%, as compared to fiscal 2014. The increase in adjusted revenues is primarily due to the items discussed above in revenues excluding the effect of revenues related to the Internet sales leads business. Transaction related revenues excluding the Internet sales leads business contributed $8.4 million, or approximately 1 percentage point, of adjusted revenue growth.

Earnings Before Income Taxes. ARNA earnings before income taxes increased $28.5 million, or 8%, to $389.8 million for fiscal 2015 as compared to fiscal 2014. Margin increased from 28.4% to 29.0% as compared to fiscal 2014, primarily due to increased DMS client sites, increased average revenue per DMS client site, and a reduction of our accounts receivable allowances as a result of a change in estimate, partially offset by costs associated with the migration of hosting facilities, stand-alone public company costs in fiscal 2015, and the effects of a favorable acquisition-related adjustment of $5.6 million and a favorable legal settlement both in fiscal 2014.
Adjusted Earnings Before Income Taxes. ARNA adjusted earnings before income taxes increased by $46.1 million, or 14%, to $387.3 million for fiscal 2015 as compared to fiscal 2014 due to the items discussed above excluding costs incurred as a stand-alone public company and the effect of earnings related to the Internet sales leads business.
Automotive Retail International Segment
There were no non-GAAP adjustments to the ARI segment for fiscal 2015 or 2014.
Revenues. ARI revenues increased $6.9 million, or 2%, to $346.2 million for fiscal 2015 as compared to fiscal 2014. The increase in revenues was primarily due to increased average revenue per client.
Earnings Before Income Taxes. ARI earnings before income taxes increased $4.8 million, or 11%, to $50.1 million for fiscal 2015 as compared to fiscal 2014. Margin increased from 13.4% to 14.5% due to operating efficiencies.
Digital Marketing Segment
The table below presents the reconciliation of earnings before income taxes to adjusted earnings before income taxes for the DM segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2015	2014	$	%
Earnings before income taxes	$25.6	$25.6	$—	—%
Adjustment:
Accelerated trademark amortization	15.6	—	15.6
Adjusted earnings before income taxes	$41.2	$25.6	$15.6	61%
Adjusted margin %	9.9%	6.9%
Revenues. DM revenues increased $40.9 million, or 11%, to $414.1 million for fiscal 2015 as compared to fiscal 2014. This increase was due to an 11% increase in average monthly revenue per website, which contributed $29.4 million, or 8 percentage points, of revenue growth and a 22% increase in OEM advertising, which contributed $20.0 million, or 5 percentage points, of revenue growth. We experienced a decrease in website count of 10%, which contributed $5.9 million, or 2 percentage points, of revenue decline.
Earnings Before Income Taxes. DM earnings before income taxes was consistent between fiscal 2015 and fiscal 2014. Margin decreased from 6.9% to 6.2% primarily due to accelerated trademark amortization and costs incurred to expand our sales force partially offset by increased OEM advertising revenues, an increased mix of higher margin website-related revenues, a reduction of our accounts receivable allowances as a result of a change in estimate, and a reduction to employee-related costs.
Adjusted Earnings Before Income Taxes. DM adjusted earnings before income taxes increased by $15.6 million, or 61%, to $41.2 million for fiscal 2015 as compared to fiscal 2014. The increase in adjusted earnings before income taxes was attributable to the items discussed above excluding accelerated trademark amortization.

Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2015	2014	$	%
Loss before income taxes	$(158.6)	$(76.7)	$(81.9)	107%
Adjustments:
Separation costs	34.6	9.3	25.3
Stand-alone public company costs	—	(22.3)	22.3
Trademark royalty fee	—	16.6	(16.6)
Stock-based compensation	—	(7.9)	7.9
Interest expense	—	(27.8)	27.8
Restructuring expenses	2.4	—	2.4
Other business transformation expenses	1.9	—	1.9
Tax matters indemnification loss	1.1	—	1.1
Adjusted loss before income taxes	$(118.6)	$(108.8)	$(9.8)	9%
The primary components of the loss before income taxes in the Other segment are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, stand-alone public company costs, costs that are directly attributable to our separation from ADP, costs attributable to the business transformation plan, the trademark royalty fee charged by ADP prior to the spin-off, and certain unallocated expenses.
Loss Before Income Taxes. The loss before income taxes in Other increased by $81.9 million, or 107%, to $158.6 million for fiscal 2015 as compared to fiscal 2014 primarily due to increased separation costs, interest expense associated with our indebtedness, stand-alone public company costs, stock-based compensation expense, and expenses associated with our business transformation plan partially offset by the trademark royalty fee charged by ADP in fiscal 2014 and employee benefit-related costs.
Adjusted Loss Before Income Taxes. The adjusted loss before income taxes in Other increased by $9.8 million, or 9%, to $118.6 million for fiscal 2015 as compared to fiscal 2014 primarily due to employee benefit-related costs.

Fiscal 2014 Compared to Fiscal 2013
Results of Operations
The following is a discussion of the results of our combined operations for fiscal 2014 and the year ended June 30, 2013 ("fiscal 2013"). For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents combined statements of operations data for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2014	2013	$	%
Revenues	$1,976.5	$1,839.4	$137.1	7%
Costs of revenues	1,204.5	1,104.6	99.9	9%
Selling, general and administrative expenses	411.8	416.9	(5.1)	(1)%
Separation costs	9.3	—	9.3	n/m
Total expenses	1,625.6	1,521.5	104.1	7%
Operating earnings	350.9	317.9	33.0	10%
Interest expense	(1.0)	(0.9)	(0.1)	11%
Other income, net	3.4	3.7	(0.3)	(8)%
Earnings before income taxes	353.3	320.7	32.6	10%
Margin %	17.9%	17.4%
Provision for income taxes	(117.4)	(115.0)	(2.4)	2%
Effective tax rate	33.2%	35.9%
Net earnings	235.9	205.7	30.2	15%
Less: net earnings attributable to noncontrolling interest	8.0	6.3	1.7	27%
Net earnings attributable to CDK	$227.9	$199.4	$28.5	14%
Revenues. Revenues for fiscal 2014 were $1,976.5 million, an increase of $137.1 million, or 7%, as compared to $1,839.4 million in fiscal 2013. We also review revenues on a constant currency basis to understand underlying business trends. We computed constant currency by translating fiscal 2014 results using fiscal 2013 average monthly exchange rates. Revenues for fiscal 2014 increased by 7% on a constant currency basis as shown in the table below.

	Years Ended June 30,		Change
	2014	2013	$	%
Revenues	$1,976.5	$1,839.4	$137.1	7%
Adjustment:
Impact of exchange rates	(0.8)	—	(0.8)
Constant currency revenues	$1,975.7	$1,839.4	$136.3	7%
The foreign exchange rate impact was minimal due to the impact of offsetting foreign currency exchange fluctuations. Based on budgeted foreign exchange rates, which may differ from the constant currency effect previously described, the ARNA segment contributed $63.6 million, the DM segment contributed $62.9 million, and the ARI segment contributed $9.7 million of CDK revenue growth. See discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for fiscal 2014 increased $99.9 million, or 9%, as compared to fiscal 2013. The increase in cost of revenues was primarily due to higher operating expenses related to implementing and servicing new customers and products, higher advertising costs related to such revenues, and increased expenses incurred for research and development. Cost of revenues included expenses to research, develop, and deploy new and enhanced solutions for our clients of $165.7 million and $156.4 million for fiscal 2014 and 2013, respectively, representing 8.4% and 8.5% of revenues in fiscal 2014 and 2013, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2014 decreased $5.1 million, or 1%, as compared to fiscal 2013 due primarily to the effects of a favorable acquisition-related adjustment of $5.6 million and a favorable legal settlement both in the ARNA segment in fiscal 2014, partially offset by increased stock-based compensation expense.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs were $9.3 million in fiscal 2014; there were no comparable separation costs in fiscal 2013.
Interest Expense. Interest expense for fiscal 2014 increased $0.1 million as compared to fiscal 2013.
Provision for Income Taxes. The effective tax rate for fiscal 2014 was 33.2% as compared to 35.9% for fiscal 2013. The effective tax rate was favorably impacted by tax benefits associated with adjustments to the valuation allowance of $7.2 million and the liability for uncertain tax matters of $3.6 million, partially offset by certain separation costs that were not tax deductible.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2014 were $227.9 million, an increase of $28.5 million, or 14%, as compared to $199.4 million in fiscal 2013. The increase in net earnings attributable to CDK was attributable to the factors previously discussed.
Non-GAAP Measures
Adjusted revenues for fiscal 2014 and 2013 exclude the revenues related to the Internet sales leads business. Adjusted earnings before income taxes and adjusted net earnings attributable to CDK for fiscal 2014 and 2013 reflect adjustments to exclude costs directly attributable to our separation from ADP and earnings related to the Internet sales leads business. Adjusted provision for income taxes reflects the tax effect of the pre-tax adjustments.
We also review adjusted revenues and adjusted earnings before income taxes on a constant currency basis to understand underlying business trends. We computed constant currency by translating fiscal 2014 results using fiscal 2013 average monthly exchange rates. As a result, constant currency results exclude the effects of foreign currency.

The table below presents the reconciliation of the most directly comparable GAAP measures to adjusted revenues, adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Years Ended June 30,		Change
	2014	2013	$	%
Revenues	$1,976.5	$1,839.4	$137.1	7%
Adjustment:
Internet sales leads revenues (1)	(70.9)	(91.8)	20.9
Adjusted revenues	$1,905.6	$1,747.6	$158.0	9%

Earnings before income taxes	$353.3	$320.7	$32.6	10%
Adjustments:
Separation costs (2)	9.3	—	9.3
Internet sales leads earnings (1)	(12.1)	(15.7)	3.6
Adjusted earnings before income taxes	$350.5	$305.0	$45.5	15%
Adjusted margin %	18.4%	17.5%

Provision for income taxes	$117.4	$115.0	$2.4	2%
Adjustment:
Income tax effect of pre-tax adjustments above (3)	(4.6)	(6.0)	1.4
Adjusted provision for income taxes	$112.8	$109.0	$3.8	3%
Adjusted effective rate	32.2%	35.7%

Net earnings attributable to CDK	$227.9	$199.4	$28.5	14%
Adjustments:
Separation costs (2)	9.3	—	9.3
Internet sales leads earnings (1)	(12.1)	(15.7)	3.6
Income tax effect of pre-tax adjustments above (3)	4.6	6.0	(1.4)
Adjusted net earnings attributable to CDK	$229.7	$189.7	$40.0	21%

Adjusted basic and diluted net earnings attributable to CDK per common share	$1.43	$1.18		21%

Weighted-average basic and diluted common shares outstanding	160.6	160.6
(1) Elimination of revenues and earnings before income taxes related to the Internet sales leads business inclusive of an acquisition-related adjustment of $5.6 million recognized in fiscal 2014.
(2) Incremental costs incurred in fiscal 2014 that were directly attributable to our separation from ADP which include separation costs. The separation costs were not tax deductible in fiscal 2014 and therefore, no adjustment to the provision for income taxes has been provided.
(3) Income tax effect of pre-tax adjustments excluding separation costs, which were not tax deductible in fiscal 2014, and the tax effect of the Internet sales leads business.

Adjusted Revenues. Adjusted revenues for fiscal 2014 were $1,905.6 million, an increase of $158.0 million, or 9.0%, as compared to $1,747.6 million in fiscal 2013. The increase in adjusted revenues is primarily due to increased revenues in our reportable segments as further discussed below excluding the effect of revenues related to the Internet sales leads business. Adjusted revenues for fiscal 2014 increased by 9% on a constant currency basis as shown in the table below. The foreign exchange rate impact was minimal due to the impact of offsetting foreign currency exchange fluctuations.

	Years Ended June 30,		Change
	2014	2013	$	%
Adjusted revenues	$1,905.6	$1,747.6	$158.0	9%
Adjustment:
Impact of exchange rates	(0.8)	—	(0.8)
Constant currency adjusted revenues	$1,904.8	$1,747.6	$157.2	9%
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for fiscal 2014 were $350.5 million, an increase of $45.5 million, or 15%, as compared to $305.0 million in fiscal 2013. Margin increased from 17.5% to 18.4% primarily due to operating efficiencies in our segments, partially offset by increased stock-based compensation expense. Adjusted earnings before income taxes for fiscal 2014 increased by 16% on a constant currency basis as shown in the table below.

	Years Ended June 30,		Change
	2014	2013	$	%
Adjusted earnings before income taxes	$350.5	$305.0	$45.5	15%
Adjustment:
Impact of exchange rates	2.8	—	2.8
Constant currency adjusted earnings before income taxes	$353.3	$305.0	$48.3	16%
Adjusted Provision for Income Taxes. The adjusted effective tax rate for fiscal 2014 was 32.2% as compared to 35.7% for fiscal 2013. The adjusted effective tax rate for fiscal 2014 was favorably impacted by tax benefits associated with adjustments to a valuation allowance of $7.2 million and the liability for uncertain tax matters of $3.6 million.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2014 were $229.7 million, an increase of $40.0 million, or 21%, as compared to $189.7 million in fiscal 2013. The increase in adjusted net earnings attributable to CDK was due to the items discussed above in adjusted earnings before income taxes, partially offset by the associated tax effect and an increase in net earnings attributable to the noncontrolling interest.

Adjusted EBITDA for fiscal 2014 and 2013 reflects adjustments to exclude costs directly attributable to our separation from ADP, total stock-based compensation expense, and earnings related to the Internet sales leads business. Because EBITDA and adjusted EBITDA are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
The table below presents the reconciliation of earnings before income taxes to EBITDA and adjusted EBITDA.

	Years Ended June 30,		Change
	2014	2013	$	%
Earnings before income taxes	$353.3	$320.7	$32.6	10%
Adjustments:
Interest expense (1)	1.0	0.9	0.1
Depreciation and amortization (2)	52.3	51.1	1.2
EBITDA	$406.6	$372.7	$33.9	9%
Adjustments:
Separation costs (3)	9.3	—	9.3
Total stock-based compensation (4)	21.0	14.1	6.9
Internet sales leads earnings (5)	(12.1)	(15.7)	3.6
Adjusted EBITDA	$424.8	$371.1	$53.7	14%
Adjusted margin %	22.3%	21.2%
(1) Interest expense included within the financial statements for the periods presented.
(2) Depreciation and amortization included within the financial statements for the periods presented.
(3) Incremental costs incurred in fiscal 2014 that were directly attributable to our separation from ADP which include separation costs.
(4) Total stock-based compensation expense recognized for the periods presented.
(5) Elimination of earnings before income taxes related to the Internet sales leads business inclusive of an acquisition-related adjustment of $5.6 million recognized in fiscal 2014.
EBITDA. EBITDA for fiscal 2014 was $406.6 million, an increase of $33.9 million, or 9%, as compared to $372.7 million in fiscal 2013. The increase was primarily due to operating efficiencies in our segments and the effect of a favorable acquisition-related adjustment of $5.6 million and a favorable legal settlement both in the ARNA segment in fiscal 2014, partially offset by one-time separation costs and increased stock-based compensation expense.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2014 was $424.8 million, an increase of $53.7 million, or 14%, as compared to $371.1 million in fiscal 2013. The increase in adjusted EBITDA was due to the items discussed above in EBITDA excluding the one-time separation costs, total stock-compensation expense, and the effect of earnings related to the Internet sales leads business.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for fiscal 2014 and 2013. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. Reportable segment revenues and earnings before income taxes for fiscal 2014 and 2013 have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ended June 30, 2015. This adjustment is made for management reporting purposes so that the reportable revenues and earnings before taxes for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.

Adjusted revenues and adjusted earnings before income taxes by reportable segment are included throughout this section. Since adjusted revenues and adjusted earnings before income taxes by reportable segment are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
GAAP Segment Revenues
The table below presents data on revenues by segment for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2014	2013	$	%
Automotive Retail North America	$1,270.3	$1,206.7	$63.6	5%
Automotive Retail International	339.3	329.6	9.7	3%
Digital Marketing	373.2	310.3	62.9	20%
Reconciling item:
Foreign Exchange	(6.3)	(7.2)	0.9	(13)%
Total	$1,976.5	$1,839.4	$137.1	7%
GAAP Segment Earnings Before Income Taxes
The table below presents data on earnings before income taxes by segment for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2014	2013	$	%
Automotive Retail North America	$361.3	$319.7	$41.6	13%
Margin %	28.4%	26.5%
Automotive Retail International	45.3	33.7	11.6	34%
Margin %	13.4%	10.2%
Digital Marketing	25.6	27.3	(1.7)	(6)%
Margin %	6.9%	8.8%
Other	(76.7)	(62.0)	(14.7)	24%
Reconciling item:
Foreign Exchange	(2.2)	2.0	(4.2)	n/m
Total	$353.3	$320.7	$32.6	10%
Margin %	17.9%	17.4%

Automotive Retail North America Segment
The table below presents the reconciliation of revenues to adjusted revenues and earnings before income taxes to adjusted earnings before income taxes for the ARNA segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2014	2013	$	%
Revenues	$1,270.3	$1,206.7	$63.6	5%
Adjustment:
Internet sales leads revenues	(70.9)	(91.8)	20.9
Adjusted revenues	$1,199.4	$1,114.9	$84.5	8%

Earnings before income taxes	$361.3	$319.7	$41.6	13%
Adjustment:
Internet sales leads earnings	(12.1)	(15.7)	3.6
Adjusted earnings before income taxes	$349.2	$304.0	$45.2	15%
Adjusted margin %	29.1%	27.3%
Revenues. ARNA revenues increased $63.6 million, or 5%, to $1,270.3 million for fiscal 2014 as compared to fiscal 2013. DMS client site count as of June 30, 2014 was 13,650 sites compared to 13,234 sites as of June, 30, 2013, an increase of approximately 3% . The increase in DMS client sites contributed $18.4 million, or 2 percentage points, of overall revenue growth. In addition, we experienced 5% growth in average revenue per DMS client site driven by a combination of increased sales of additional solutions to our existing client base and pricing. The growth in revenue per DMS client site contributed $41.0 million, or 3 percentage points, of overall revenue growth. Transaction related revenue contributed a $9.0 million, or less than 1 percentage point, decline in revenues due to decreased Internet sales leads business transactions. Other revenue items such as hardware sales, consulting, and data aggregation services contributed the remaining growth in revenues.
Adjusted Revenues. ARNA adjusted revenues for fiscal 2014 were $1,199.4 million, an increase of $84.5 million, or 8%, as compared to fiscal 2013. The increase in adjusted revenues is primarily due to the items discussed above in revenues excluding the effect of revenues related to the Internet sales leads business. Transaction related revenues excluding the leads business contributed $11.8 million, or 1 percentage point, of revenue growth.
Earnings Before Income Taxes. ARNA earnings before income taxes increased $41.6 million, or 13%, to $361.3 million for fiscal 2014 as compared to fiscal 2013. Margin increased from 26.5% to 28.4% primarily due to operating efficiencies and the effects of a favorable acquisition-related adjustment of $5.6 million and a favorable legal settlement both in fiscal 2014.
Adjusted Earnings Before Income Taxes. ARNA adjusted earnings before income taxes increased by $45.2 million, or 15%, to $349.2 million for fiscal 2014 as compared to fiscal 2013 due to the items discussed above excluding the effect of earnings related to the Internet sales leads business.
Automotive Retail International Segment
There were no non-GAAP adjustments to the ARI segment for fiscal 2014 or 2013.
Revenues. ARI revenues increased $9.7 million, or 3%, to $339.3 million for fiscal 2014 as compared to fiscal 2013. The increase in revenues was primarily due to increased average revenue per client.
Earnings Before Income Taxes. ARI earnings before income taxes increased $11.6 million, or 34%, to $45.3 million for fiscal 2014 as compared to fiscal 2013. Margin increased from 10.2% to 13.4% due to operating efficiencies.

Digital Marketing Segment
There were no non-GAAP adjustments to the DM segment for fiscal 2014 or 2013.
Revenues. DM revenues increased $62.9 million, or 20%, to $373.2 million for fiscal 2014 as compared to fiscal 2013. This increase was due to a 26% increase in OEM advertising over the prior period, which contributed $19.4 million, or 6 percentage points, of revenue growth. Average monthly revenue per website increased 18%, which contributed $43.4 million, or 14 percentage points, of revenue growth. We experienced an increase in website count of 2%, which contributed $0.1 million of revenue growth.
Earnings Before Income Taxes and Adjusted Earnings Before Income Taxes. DM earnings before income taxes decreased $1.7 million, or 6%, to $25.6 million for fiscal 2014 as compared to fiscal 2013. Margin decreased from 8.8% to 6.9% primarily due to increased expenditures in development to support new contract rollout and product enhancement and increased costs for advertising placement.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2014	2013	$	%
Loss before income taxes	$(76.7)	$(62.0)	$(14.7)	24%
Adjustment:
Separation costs	9.3	—	9.3
Adjusted loss before income taxes	$(67.4)	$(62.0)	$(5.4)	9%
The primary components of the loss before income taxes in the Other segment are certain unallocated expenses and costs that are directly attributable to our separation from ADP.
Loss Before Income Taxes. The loss before income taxes in Other increased by $14.7 million, or 24%, to $76.7 million, for fiscal 2014 as compared to fiscal 2013 primarily due to separation costs and increased stock-based compensation expense.
Adjusted Loss Before Income Taxes. The adjusted loss before income taxes in Other increased by $5.4 million, or 9%, to $67.4 million for fiscal 2014 as compared to fiscal 2013 primarily due to increased stock-based compensation expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Structure Overview
As of June 30, 2015, cash and cash equivalents were $408.2 million, CDK stockholders' equity was $770.2 million, and total debt was $984.1 million, net of unamortized deferred financing costs of $8.0 million. Working capital as of June 30, 2015 was $399.8 million, which is consistent with working capital of $402.0 million as of June 30, 2014. Working capital as used herein excludes current maturities of long-term debt and notes receivable from and payable to ADP and its affiliates.
Our principal source of liquidity is derived from cash generated through operations. We also entered into debt financing arrangements in connection with the spin-off. At the time of the spin-off, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of June 30, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024 (the "2024 notes" and together with the 2019 notes, the "senior notes"). The issuance price of the senior notes was equal to the stated value. We used net proceeds from the notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.

Of the $408.2 million of cash and cash equivalents held as of June 30, 2015, $147.7 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. A minimal amount of U.S. income tax has been accrued on the undistributed foreign earnings since our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings.
We believe that cash on hand, cash from operations, and our revolving credit facility will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, stock repurchases to offset dilution from our employee equity compensation plans, and payment of our anticipated quarterly dividends.
Dividends to Common Stockholders
The Company declared and paid cash dividends during fiscal 2015 as follows:

Three Months Ended	Record Date	Payment Date	Dividend Per Share	Amount
December 31, 2014	12/1/2014	12/29/2014	$0.12	$19.4
March 31, 2015	3/2/2015	3/27/2015	0.12	19.4
June 30, 2015	6/22/2015	6/30/2015	0.12	19.4
Total			$0.36	$58.2
Stock Repurchase Program
On January 20, 2015, the Board of Directors authorized the repurchase of up to 10.0 million shares of our common stock expiring on January 19, 2018. Under the stock repurchase program authorization, we may purchase common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow. We made open market repurchases of approximately 1.1 million shares of our common stock at an average price per share of $48.22 during fiscal 2015 for a total cost of approximately $50.7 million.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for fiscal 2015, 2014, and 2013 are summarized as follows:

	Years Ended June 30,			$ Change
	2015	2014	2013	2015	2014
Cash provided by (used in):
Operating activities	$267.9	$245.9	$246.5	$22.0	$(0.6)
Investing activities	(40.8)	(74.0)	(36.2)	33.2	(37.8)
Financing activities	(199.9)	(48.3)	(153.9)	(151.6)	105.6
Effect of exchange rate changes on cash and cash equivalents	(21.8)	2.9	(3.2)	(24.7)	6.1
Net change in cash and cash equivalents	$5.4	$126.5	$53.2	$(121.1)	$73.3

Fiscal 2015 Compared to Fiscal 2014
Net cash flows provided by operating activities were $267.9 million for fiscal 2015 as compared to $245.9 million in fiscal 2014. This $22.0 million increase was primarily due to a comparative increase of $59.8 million in net working capital components, which was due to the timing of cash payments made to our vendors and employees, and cash payments received from our clients in the normal course of business. Net earnings adjusted for non-cash items decreased by $37.8 million when compared to fiscal 2014.
Net cash flows used in investing activities were $40.8 million for fiscal 2015 as compared to $74.0 million in fiscal 2014. This $33.2 million decrease in cash used in investing activities was primarily due to proceeds from notes receivable from ADP and its affiliates of $40.6 million and proceeds from the sale of the Internet sales leads business of $24.5 million partially offset by an increase in cash used for acquisitions of businesses, net of cash acquired of $10.9 million and increased investments in capital expenditures and capitalized software.
Net cash flows used in financing activities were $199.9 million for fiscal 2015 as compared to $48.3 million in fiscal 2014. This $151.6 million increase in cash used in financing activities was primarily due to proceeds from long-term debt of $1.8 billion, which consists of $250.0 million from our term loan facility, $750.0 million from our bridge loan facility, and $750.0 million from our senior notes. Proceeds from our long-term debt were offset by repayments of our debt and capital lease obligations of $759.5 million, which includes $750.0 million related to our bridge loan facility, and transactions related to our spin-off from ADP, including the $825.0 million dividend paid to ADP, an increase in net transactions of parent company investment of $204.5 million, and an increase in repayments of notes payable to ADP and its affiliates of $19.8 million. We also paid dividends to our stockholders of $58.2 million and paid $50.0 million to repurchase our common stock.
Fiscal 2014 Compared to Fiscal 2013
Net cash flows provided by operating activities were $245.9 million for fiscal 2014 as compared to $246.5 million for fiscal 2013. This $0.6 million decrease was primarily due to a comparative decrease of $23.5 million in net working capital components, which was due to the timing of cash payments made to our vendors and employees, and cash payments received from our clients in the normal course of business. This decrease in net working capital was partially offset by an increase in net earnings, adjusted for the non-cash items of $22.9 million.
Net cash flows used in investing activities were $74.0 million for fiscal 2014 as compared to $36.2 million for fiscal 2013. This $37.8 million increase in cash used in investing activities was primarily due to cash payments related to business acquisitions in fiscal 2014 compared to none in fiscal 2013, and increased capital expenditures in fiscal 2014.
Net cash flows used in financing activities were $48.3 million for fiscal 2014 as compared to $153.9 million for fiscal 2013. This $105.6 million decrease in cash used in financing activities was primarily due to lower net transactions of parent company investment in fiscal 2014.
Contractual Obligations
The following table provides a summary of our contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Term loan facility (1)	$12.5	$25.0	$203.1	$—	$240.6
Senior notes (2)	—	—	250.0	500.0	750.0
Interest on senior notes (2)	30.8	61.5	57.4	101.3	251.0
Capital lease obligations	0.5	1.0	—	—	1.5
Operating lease obligations (3)	41.3	56.1	23.1	14.7	135.2
Purchase obligations (4)	9.0	19.7	10.7	—	39.4
Other long-term liabilities reflected within other liabilities on the consolidated balance sheet (5)	—	4.4	—	—	4.4
Total	$94.1	$167.7	$544.3	$616.0	$1,422.1

(1) These amounts represent the principal repayments of our term loan facility included within our consolidated balance sheet as of June 30, 2015. Interest on our term loan facility is based on a variable rate and interest payments will fluctuate as our interest rate fluctuates each period. Accordingly, future interest payments related to this instrument have been excluded from the table above. The interest rate per annum on the term loan facility was 1.69% as of June 30, 2015. Refer to Note 14 in the accompanying notes to the consolidated and combined financial statements in this Annual Report on Form 10-K for further information.
(2) These amounts represent the principal repayments of our senior notes included within our consolidated balance sheet as of June 30, 2015 and expected future interest payments over the term of the senior notes based on the stated interest rates in effect as of June 30, 2015. Our 2019 notes bear interest at a rate of 3.30% and our 2024 notes bear interest at a rate of 4.50%. Interest is payable semi-annually on April 15 and October 15 of each year. Refer to Note 14 in the accompanying notes to the consolidated and combined financial statements in this Annual Report on Form 10-K for further information.
(3) These amounts represent various operating leases for facilities and equipment entered into in the normal course of business. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts or if we enter into additional operating lease agreements.
(4) Purchase obligations comprise obligations related to royalty, purchase, and maintenance agreements on our software, equipment, and other assets.
(5) Other long-term liabilities for which a payment date is readily available include a hold-back liability related to the AVRS acquisition and cash settlements expected for restricted stock units accounted for as liability awards.
In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements consisting of transactions, agreements, or other contractual arrangements to which an entity not consolidated in our financial statements was a party. However, in the normal course of operations, we may enter into contractual obligations consisting of operating lease obligations and purchase commitments. Such obligations have been presented under the caption "Contractual Obligations."
Related Party Agreements
We entered into a tax matters agreement with ADP as part of the spin-off that governs the rights and obligations of both parties after the spin-off with respect to taxes for both pre and post spin-off periods. Under this agreement, ADP is generally required to indemnify us for any income taxes attributable to its operations or our operations and for any non-income taxes attributable to its operations, in each case for all pre spin-off periods as well as any taxes arising from transactions effected to consummate the spin-off, and we are generally required to indemnify ADP for any non-income taxes attributable to our operations for all pre spin-off periods and for any taxes attributable to our operations for post spin-off periods.
We are generally required to indemnify ADP against any tax resulting from the spin-off (and against any claims made against ADP in respect of any tax imposed on its stockholders), in each case if that tax results from (i) an issuance of a significant amount of our equity securities, a redemption of a significant amount of our equity securities or our involvement in other significant acquisitions of our equity securities (excluding the spin-off), (ii) other actions or failures to act by us, or (iii) any of our representations or undertakings referred to in the tax matters agreement being incorrect or violated. ADP is generally required to indemnify us for any tax resulting from the spin-off if that tax results from (a) ADP's issuance of its equity securities, redemption of its equity securities or involvement in other acquisitions of its equity securities, (b) other actions or failures to act by ADP, or (c) any of ADP's representations or undertakings referred to in the tax matters agreement being incorrect or violated.
Prior to the spin-off, we entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided by ADP to us are operational and administrative infrastructure-related services, such as use of the e-mail domain “adp.com,” facilities sharing, procurement support, tax, human resources administrative services and services related to back office support, and software development in our Indian facilities.

Among the principal services to be provided by us to ADP are operational and administrative infrastructure-related services, such as facilities sharing and human resources administrative services. The agreement will expire and services under it will cease no later than one year following the spin-off date or sooner in the event we no longer require such services.
We entered into a data services agreement with ADP prior to the spin-off under which ADP provides us with certain data center sharing services relating to the provision of information technology, platform support, hosting, and network services. The term of the agreement will expire two years after the spin-off date.
We entered into an intellectual property transfer agreement with ADP prior to the spin-off under which ADP assigned us certain patents, trademarks, copyrights, and other intellectual property developed or owned by ADP or certain of its subsidiaries and with respect to which we are the primary or exclusive user today or the anticipated primary or exclusive user in the future. The assignment is perpetual after the spin-off date of the agreement.
We also entered into an employee matters agreement with ADP prior to the spin-off pursuant to which certain employee benefit matters will be addressed, such as the treatment of ADP options held by our employees after the separation and the treatment of benefits for our management employees who participated in and have accrued benefits under the ADP Supplemental Officers Retirement Plan. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which our employees participate following the spin-off. ADP remains responsible for the payment of all benefits under the ADP plans.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facility as those arrangements contain interest rates that are not fixed. As of June 30, 2015, our revolving credit facility was undrawn. The interest rate per annum on the term loan facility was 1.69% as of June 30, 2015. A hypothetical increase in the interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the year ended June 30, 2015.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of June 30, 2015, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euros, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated and combined operating earnings of approximately $8.0 million for the year ended June 30, 2015.
We manage our exposure to these market risks through our regular operating and financing activities. We may in the future use derivative financial instruments as risk management tools.
CRITICAL ACCOUNTING POLICIES
Our consolidated and combined financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated and combined financial statements. Estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial condition are discussed below.
Revenue Recognition
Revenues are generated from software licenses, hosting arrangements, hardware sales and rentals, support and maintenance, professional services, advertising, and digital marketing, as well as certain transactional services.
We recognize software related revenues (on-site) in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, “Software-Revenue Recognition,” and non-software related revenue, upfront hardware sales, and software delivered under a hosted model in accordance with ASC 605, "Revenue Recognition" ("ASC 605").
In general, revenue is recognized when all of the following criteria have been met:

•persuasive evidence of an arrangement exists;
•delivery has occurred or services have been rendered;
•fees are fixed or determinable; and
•collection of the revenue is reasonably assured.
The following are our major components of revenues:
•Bundled sales of Dealer Management Systems (“DMS”) and integrated solutions. In the Automotive Retail North America and Automotive Retail International segments, we receive fees for product installation, monthly fees for software licenses, ongoing software support and maintenance of DMS, and other integrated solutions that are either hosted by us or installed on-site at the client’s location. Revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence (“VSOE”) of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when client acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the client does not have the contractual right to take possession of the software and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the client without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.
We also offer various hardware elements in connection with DMS and integrated solution sales, which in some instances are considered sales-type leases under ASC 840, "Leases," and in other instances are sold upfront. Revenues related to leased hardware are recognized upon installation and receivables are recorded based on the present value of the minimum lease payments at the beginning of the lease term.
•Transactional revenues. We receive revenues on a fee per transaction processed basis in connection with providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, data updates, and Internet sales leads. Transactional revenues are recorded in accordance with ASC 605. Delivery occurs at the time the services are rendered. Transactional revenues are recorded in revenues gross of costs incurred for credit report processing and vehicle registrations as we are contractually responsible for providing the service, software, and/or connectivity to the clients, and therefore, we are the primary obligor under ASC 605.
•Digital Marketing services. We receive revenues from the placement of advertising for clients and providing websites and related advertising and marketing services. Digital marketing revenues are recorded in accordance with ASC 605 as delivery occurs at the time the services are rendered.
Stock-Based Compensation
Certain of our employees (a) have been granted stock options to purchase shares of CDK’s common stock and (b) have been granted restricted stock or restricted stock units under which shares of our common stock vest based on the passage of time or achievement of performance conditions.
We recognize stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. We determine the fair value of stock options issued using a binomial option pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities, and other factors. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
Income Taxes
Income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine the provision for income taxes, taxes payable or refundable, and deferred tax assets and liabilities. Our assumptions, judgments, and estimates take into consideration the realization of deferred tax assets and changes in tax laws or interpretations thereof. Our income tax returns are subject to examination by various tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated and combined financial statements.
We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, we consider future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine that it is more likely than not that we will be unable to realize all or a portion of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings in the period in which such a determination is made. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order to realize deferred tax assets, we must be able to generate sufficient taxable income of the appropriate character in the jurisdictions in which the deferred tax assets are located.
We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Assumptions, judgment, and the use of estimates are required in determining whether the "more likely than not" standard has been met when developing the provision for income taxes.
If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assesses the likelihood and amount of potential adjustments and adjust the income tax provision, the current taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
Prior to the spin-off, we computed the provision for income taxes as if we filed separate tax returns, which applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and stand-alone enterprise. Our operations were included in the income tax returns of ADP for U.S. federal income tax purposes and with respect to certain consolidated, combined, unitary, or similar group filings for U.S. state and local and certain foreign tax jurisdictions. The payment of income tax by ADP on our behalf was recorded within group equity on the combined balance sheets as of September 30, 2014. In addition, we file on a stand-alone basis with respect to certain other state and local and foreign jurisdictions in accordance with the taxing jurisdiction’s filing requirements. Subsequent to the spin-off, we file our own U.S. federal, state, and foreign income tax returns.
Deferred Costs
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including the payroll related costs for our implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition.
Goodwill
Goodwill is not amortized, but is instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Our operating segments are our reporting units as the components of our operating segments are economically similar with respect to operating margin, type or class of customer, nature of product or service, manner in which the components conduct business, and the extent to which assets and resources are shared. We perform this impairment test by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, we then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any.
We estimate the fair value of our reporting units by weighting the results from the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which uses market multiples of companies in similar lines of business. These valuation approaches require significant judgment and consider a number of factors including assumptions about the future growth and profitability of our reporting units, the determination of appropriate comparable publicly traded companies in our industry, discount rates, and terminal growth rates. Based upon the fair value analysis completed in the fourth quarter of fiscal 2015, management concluded that the fair value substantially exceeded the carrying value of each reporting unit and that no reporting units were at risk of goodwill impairment. An adverse change to the fair value of reporting unit could result in an impairment charge which could be material to our consolidated earnings.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to its undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flow, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value. Given the significance of our long-lived assets, an adverse change to the fair value of our long-lived assets could result in an impairment charge which could be material to our consolidated earnings.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 requires that if the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-05 will not have a material impact on the Company's consolidated and combined results of operations, financial condition, or cash flows.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have an impact on our consolidated results of operations, financial condition, or cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. In July 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, this standard will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. We have not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The Company elected to adopt ASU 2015-03 during the fourth quarter of fiscal 2015 and reclassified unamortized deferred financing costs of $8.0 million from other assets to long-term debt within the consolidated balance sheet as of June 30, 2015. The adoption of this standard did not impact prior periods as there was no outstanding indebtedness as of June 30, 2014.
In November 2014, the FASB issued and we adopted ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting." ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. In connection with the FASB's issuance of ASU 2014-17, the SEC rescinded Staff Accounting Bulletin ("SAB") Topic 5.J, "New Basis of Accounting Required in Certain Circumstances." All entities, including SEC registrants, will apply ASU 2014-17 for guidance on the use of pushdown accounting. ASU 2014-17 is effective immediately. The adoption of ASU 2014-17 did not have an impact on our consolidated and combined results of operations, financial condition, or cash flows.
In July 2014, we adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on our consolidated and combined results of operations, financial condition, or cash flows.
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The Company elected to adopt ASU 2014-08 during the fiscal year ended June 30, 2015 and applied this guidance to determine the accounting for the Internet sales leads business disposal.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CDK Global, Inc.
Hoffman Estates, Illinois

We have audited the accompanying consolidated and combined balance sheets of CDK Global, Inc. and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the consolidated and combined financial statement schedule listed in the Index at Item 8. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated and combined financial statements, prior to September 30, 2014 the accompanying combined financial statements were derived from the consolidated financial statements and accounting records of Automatic Data Processing, Inc. ("ADP"). The accompanying combined financial statements include expense allocations for certain corporate functions historically provided by ADP. These allocations may not be reflective of the actual expenses which would have been incurred had the Company operated as a separate entity apart from ADP during the periods prior to September 30, 2014.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 13, 2015

CDK Global, Inc.
Consolidated and Combined Statements of Operations
(In millions, except per share amounts)

	Years Ended June 30,
	2015	2014	2013
Revenues	$2,063.5	$1,976.5	$1,839.4

Expenses:
Cost of revenues	1,273.2	1,204.5	1,104.6
Selling, general and administrative expenses	431.1	411.8	416.9
Restructuring expenses	2.4	—	—
Separation costs	34.6	9.3	—
Total expenses	1,741.3	1,625.6	1,521.5
Operating earnings	322.2	350.9	317.9

Interest expense	(28.8)	(1.0)	(0.9)
Other income, net	6.5	3.4	3.7

Earnings before income taxes	299.9	353.3	320.7

Provision for income taxes	(113.6)	(117.4)	(115.0)

Net earnings	186.3	235.9	205.7
Less: net earnings attributable to noncontrolling interest	7.9	8.0	6.3
Net earnings attributable to CDK	$178.4	$227.9	$199.4

Net earnings attributable to CDK per common share:
Basic	$1.11	$1.42	$1.24
Diluted	$1.10	$1.42	$1.24

Weighted-average common shares outstanding:
Basic	160.6	160.6	160.6
Diluted	161.6	160.6	160.6

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of Comprehensive Income
(In millions)

	Years Ended June 30,
	2015	2014	2013
Net earnings	$186.3	$235.9	$205.7
Other comprehensive (loss) income:
Currency translation adjustments	(34.1)	42.6	(1.1)
Other comprehensive (loss) income	(34.1)	42.6	(1.1)
Comprehensive income	152.2	278.5	204.6
Less: comprehensive income attributable to noncontrolling interest	7.9	8.0	6.3
Comprehensive income attributable to CDK	$144.3	$270.5	$198.3

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Balance Sheets
(In millions, except per share par value)

	June 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$408.2	$402.8
Accounts receivable, net of allowances of $6.8 and $12.2, respectively	314.6	310.7
Notes receivable from ADP and its affiliates	—	40.6
Other current assets	162.4	164.1
Total current assets	885.2	918.2
Property, plant and equipment, net	100.0	82.6
Other assets	224.1	233.1
Goodwill	1,209.9	1,230.9
Intangible assets, net	99.3	133.8
Total assets	$2,518.5	$2,598.6

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$13.0	$—
Accounts payable	21.7	17.2
Accrued expenses and other current liabilities	154.4	158.0
Accrued payroll and payroll-related expenses	123.2	105.6
Short-term deferred revenues	186.1	194.8
Notes payable to ADP and its affiliates	—	21.9
Total current liabilities	498.4	497.5
Long-term debt and capital lease obligations	971.1	—
Long-term deferred revenues	162.9	182.8
Deferred income taxes	58.2	76.5
Other liabilities	43.8	32.5
Total liabilities	1,734.4	789.3

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 161.3 shares; outstanding, 160.2 shares	1.6	—
Additional paid-in-capital	686.5	—
Retained earnings	81.2	—
Treasury stock, at cost: 1.1 shares	(50.7)	—
Net parent company investment	—	1,712.2
Accumulated other comprehensive income	51.6	85.7
Total CDK stockholders’ equity	770.2	1,797.9
Noncontrolling interest	13.9	11.4
Total equity	784.1	1,809.3
Total liabilities and equity	$2,518.5	$2,598.6

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of Cash Flows
(In millions)

	Years Ended June 30,
	2015	2014	2013
Cash Flows from Operating Activities:
Net earnings	$186.3	$235.9	$205.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	76.5	52.3	51.1
Deferred income taxes	(25.3)	(15.5)	(5.8)
Stock-based compensation expense	30.4	21.0	14.1
Pension expense	0.8	3.7	6.1
Other	(12.6)	(3.5)	(0.2)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(16.9)	(36.4)	(33.9)
Increase in other assets	(24.3)	(24.4)	(24.6)
Increase in accounts payable	3.0	0.3	0.7
Increase in accrued expenses and other liabilities	50.0	12.5	33.3
Net cash flows provided by operating activities	267.9	245.9	246.5

Cash Flows from Investing Activities:
Capital expenditures	(44.0)	(36.6)	(27.5)
Proceeds from sale of property, plant and equipment	0.9	—	—
Additions to software	(19.9)	(7.5)	(3.4)
Acquisitions of businesses, net of cash acquired	(36.6)	(25.7)	—
Proceeds from the sale of a business	24.5	—	—
Contributions to investments	(22.9)	—	—
Proceeds from investments	16.6	—	—
Proceeds from (advances on) notes receivable from ADP and its affiliates	40.6	(4.2)	(5.3)
Net cash flows used in investing activities	(40.8)	(74.0)	(36.2)

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	(21.9)	(2.1)	(2.0)
Borrowings on notes payable to ADP and its affiliates	—	1.0	—
Net transactions of parent company investment	(240.8)	(36.3)	(142.1)
Proceeds from debt	1,750.0	—	—
Repayments of debt and capital lease obligations	(759.5)	—	—
Dividend paid to ADP at separation	(825.0)	—	—
Dividends paid to stockholders	(58.2)	—	—
Repurchases of common stock	(50.0)	—	—
Proceeds from exercise of stock options	9.8	—	—
Excess tax benefit from exercises of stock options	11.2	7.1	4.7
Withholding tax payment for stock-based compensation awards	(0.9)	—	—
Payment of deferred financing costs	(9.2)	—	—
Dividend payments of CVR to noncontrolling owners	(5.4)	(8.0)	—
Acquisition-related payments	—	(10.0)	(14.5)
Net cash flows used in financing activities	(199.9)	(48.3)	(153.9)

Effect of exchange rate changes on cash and cash equivalents	(21.8)	2.9	(3.2)

Net change in cash and cash equivalents	5.4	126.5	53.2

Cash and cash equivalents, beginning of period	402.8	276.3	223.1

Cash and cash equivalents, end of period	$408.2	$402.8	$276.3

Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$120.8	$18.1	$14.2
Interest	19.2	0.1	0.2
Non-cash transactions:
Non-cash consideration issued for acquisition of AVRS, Inc. (Note 4)	8.5	—	—

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of Equity
(In millions)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Net Parent Company Investment	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2012	—	$—	$—	$—	$—	$1,424.3	$44.2	$1,468.5	$5.1	$1,473.6
Net earnings	—	—	—	—	—	199.4	—	199.4	6.3	205.7
Foreign currency translation adjustments	—	—	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Net distributions to Parent	—	—	—	—	—	(123.5)	—	(123.5)	—	(123.5)
Balance as of June 30, 2013	—	—	—	—	—	1,500.2	43.1	1,543.3	11.4	1,554.7

Net earnings	—	—	—	—	—	227.9	—	227.9	8.0	235.9
Foreign currency translation adjustments	—	—	—	—	—	—	42.6	42.6	—	42.6
Net distributions to Parent	—	—	—	—	—	(15.9)	—	(15.9)	—	(15.9)
Dividend payments of CVR to noncontrolling owners	—	—	—	—	—	—	—	—	(8.0)	(8.0)
Balance as of June 30, 2014	—	—	—	—	—	1,712.2	85.7	1,797.9	11.4	1,809.3

Net earnings	—	—	—	139.4	—	39.0	—	178.4	7.9	186.3
Foreign currency translation adjustments	—	—	—	—	—	—	(34.1)	(34.1)	—	(34.1)
Net distributions to Parent	—	—	—	—		(271.8)	—	(271.8)	—	(271.8)
Dividend paid to ADP	—	—	—	—	—	(825.0)	—	(825.0)	—	(825.0)
Reclassifications of net parent company investment to common stock and additional paid-in-capital in conjunction with the spin-off	160.6	1.6	652.8	—	—	(654.4)	—	—	—	—
Stock-based compensation expense	—	—	17.5	—	—	—	—	17.5	—	17.5
Common stock issued for the exercise and vesting of stock-based compensation awards	0.7	—	9.8	—	—	—	—	9.8	—	9.8
Excess tax benefit from stock-based compensation awards	—	—	7.3	—	—	—	—	7.3	—	7.3
Withholding tax payment for stock-based compensation awards	—	—	(0.9)	—	—	—	—	(0.9)	—	(0.9)
Dividends paid to stockholders	—	—	—	(58.2)	—	—	—	(58.2)	—	(58.2)
Repurchases of common stock	—	—	—	—	(50.7)	—	—	(50.7)	—	(50.7)
Dividend payments of CVR to noncontrolling owners	—	—	—	—	—	—	—	—	(5.4)	(5.4)
Balance as of June 30, 2015	161.3	$1.6	$686.5	$81.2	$(50.7)	$—	$51.6	$770.2	$13.9	$784.1

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Notes to the Consolidated and Combined Financial Statements
(Tabular amounts in millions, except per share amounts)

Note 1. Basis of Presentation
A. Spin-off
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. (“ADP” or the “Parent”) approved the spin-off of the Dealer Services business of ADP ("Dealer Services"). On May 6, 2014, in preparation of the spin-off, ADP formed Dealer Services Holdings LLC, a Delaware limited liability company, to hold Dealer Services. On September 1, 2014, Dealer Services Holdings LLC was renamed CDK Global Holdings, LLC. On September 29, 2014, immediately prior to the spin-off, CDK Global Holdings, LLC converted to CDK Global, Inc. ("CDK" or the "Company"). On September 30, 2014 (the "Separation Date"), the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off"). The spin-off was made pursuant to a Separation and Distribution Agreement by which ADP contributed the subsidiaries that operated the Dealer Services business to the Company.
Concurrent with the spin-off, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Note 17 for further information.
B. Description of Business
The Company is a global provider of integrated technology solutions to the information technology and marketing/advertising markets of the automotive retail industry. The Company’s solutions enable automotive retailers and original equipment manufacturers (“OEMs”) to better manage, analyze, and grow their businesses. The Company classifies its operations into the following reportable segments: Automotive Retail North America, Automotive Retail International, and Digital Marketing. In addition, the Company has an “Other” segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results, such as stock-based compensation expense, corporate costs, separation costs, interest expense, costs attributable to the business transformation plan, the trademark royalty fee charged by ADP prior to the spin-off, and certain unallocated expenses. Refer to Note 18 for further information.
C. Basis of Preparation
The financial statements presented herein represent (i) periods prior to September 30, 2014 when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements") and (ii) periods subsequent to September 30, 2014, when the Company became a separate publicly-traded company (referred to as "consolidated financial statements"). Throughout this Annual Report on Form 10-K when we refer to the "financial statements," we are referring to the "consolidated and combined financial statements," unless the context indicates otherwise.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenue, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates. These financial statements present the consolidated and combined financial condition and results of operations of the Company, which was under common control and common management by ADP until the Separation Date. The historical financial results in the accompanying financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity.
Prior to the spin-off, the financial statements in this Annual Report on Form 10-K included costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on revenue and headcount. Following the spin-off, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 17 for further information on agreements entered into with ADP as a result of the spin-off. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s financial statements include the following transactions with ADP or its affiliates:

Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the spin-off. These costs were related to professional services and amounted to $34.6 million and $9.3 million for the years ended June 30, 2015 and 2014 ("fiscal 2015" and "fiscal 2014"), respectively. The Company did not incur any separation costs during the year ended June 30, 2013 ("fiscal 2013").
Overhead Expenses. Prior to the spin-off, the financial statements of the Company included an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated $7.1 million, $29.0 million, and $27.9 million of these overhead costs related to ADP’s shared functions for fiscal 2015, 2014, and 2013, respectively. These costs were reported in selling, general and administrative expenses on the consolidated and combined statements of operations. These allocations were based on a variety of factors. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time or system utilization in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. Prior to the spin-off, the financial statements included a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $5.7 million, $21.9 million, and $20.2 million for fiscal 2015, 2014, and 2013, respectively, for such trademark royalty fees. These charges were included in selling, general and administrative expenses on the consolidated and combined statements of operations. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Prior to the spin-off, certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provides services to the Company as well as to other ADP affiliates. The Company purchased $5.5 million, $18.7 million, and $13.6 million of services from this facility for fiscal 2015, 2014, and 2013, respectively. The charges for these services were included within cost of revenues on the consolidated and combined statements of operations.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. The amounts recorded in the financial statements as of June 30, 2014 as notes receivable from ADP and its affiliates and notes payable to ADP and its affiliates represent amounts that were receivable or payable under contractual arrangements. Refer to Note 11 for further information on these notes and the related interest income and expense.
Other Services. Prior to the spin-off, the Company received other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.4 million, $1.3 million, and $1.3 million for fiscal 2015, 2014, and 2013, respectively. These expenses were included in selling, general and administrative expenses on the consolidated and combined statements of operations.

Note 2. Summary of Significant Accounting Policies
A. Consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the financial statements include the accounts of Computerized Vehicle Registration, Inc. ("CVR") in which CDK holds a controlling financial or management interest. All significant intercompany transactions and balances between consolidated CDK businesses have been eliminated.
The Company's share of earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), are included in the consolidated and combined operating results using the equity method of accounting. Equity method investments were not significant for fiscal 2015, 2014, and 2013.
B. Business Combinations
The purchase price allocations for acquisitions are based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The Company engages independent valuation specialists, when necessary, to assist with purchase price allocations and uses recognized valuation techniques, including the income and market approaches, to determine fair value. Management makes estimates and assumptions in determining purchase price allocations and valuation analyses, which may involve significant unobservable inputs. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses.
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated and combined balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Company’s consolidated and combined statements of operations since their respective dates of acquisition.
C. Restructuring
Restructuring expenses consist of employee-related costs, including severance and other termination benefits calculated based on long-standing benefit practices and local statutory requirements. Restructuring obligations and liabilities are recognized at fair value in the period the liability is incurred. In some jurisdictions, the Company has ongoing benefit arrangements under which the Company records the estimated severance and other termination benefits when such costs are deemed probable and estimable, approved by the appropriate corporate management, and if actions required to complete the termination plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. In jurisdictions where there is not an ongoing benefit arrangement, the Company records estimated severance and other termination benefits when appropriate corporate management has committed to the plan and the benefit arrangement is communicated to the affected employees. Estimates are evaluated periodically to determine whether an adjustment is required.
D. Revenue Recognition
Revenues are generated from software licenses, hosting arrangements, hardware sales and leases, support and maintenance, professional services, advertising, and digital marketing, as well as certain transactional services.
The Company recognizes software related revenues (on-site) in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, “Software-Revenue Recognition,” and non-software related revenue, upfront hardware sales, and software delivered under a hosted model in accordance with ASC 605, "Revenue Recognition" ("ASC 605").
In general, revenue is recognized when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	fees are fixed or determinable; and

•	collection of the revenue is reasonably assured.

The following are the Company’s major components of revenues:

•
Bundled sales of Dealer Management Systems (“DMS”) and integrated solutions. In the Automotive Retail North America and Automotive Retail International segments, the Company receives fees for product installation, monthly fees for software licenses, ongoing software support and maintenance of DMS, and other integrated solutions that are either hosted by the Company or installed on-site at the client’s location. Revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence (“VSOE”) of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when client acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the client does not have the contractual right to take possession of the software, and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the client without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.

The Company also offers various hardware elements in connection with DMS and integrated solution sales, which in some instances are considered sales-type leases under ASC 840, "Leases," and in other instances are sold upfront. Revenues related to leased hardware are recognized upon installation and receivables are recorded based on the present value of the minimum lease payments at the beginning of the lease term.

•
Transactional revenues. The Company receives revenues on a fee per transaction processed basis in connection with providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, data updates, and Internet sales leads through May 21, 2015, the date on which this business was sold. Transactional revenues are recorded in accordance with ASC 605. Delivery occurs at the time the services are rendered. Transactional revenues are recorded in revenues gross of costs incurred for credit report processing and vehicle registrations as the Company is contractually responsible for providing the service, software, and/or connectivity to the clients, and therefore, the Company is the primary obligor under ASC 605.

•
Digital Marketing services. The Company receives revenues from the placement of advertising for clients and providing websites and related advertising and marketing services. Digital marketing revenues are recorded in accordance with ASC 605 as delivery occurs at the time the services are rendered.

E. Income Taxes
Income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine the provision for income taxes, taxes payable or refundable, and deferred tax assets and liabilities. Our assumptions, judgments, and estimates take into consideration the realization of deferred tax assets and changes in tax laws or interpretations thereof. Our income tax returns are subject to examination by various tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated and combined financial statements.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the Company considers future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event the Company determines that it is more likely than not that it will be unable to realize all or a portion of its deferred tax assets in the future, the Company would increase the valuation allowance and recognize a corresponding charge to earnings in the period in which such a determination is made. Likewise, if the Company later determines that it is more likely than not to realize the deferred tax assets, the Company would reverse the applicable portion of the previously recognized valuation allowance. In order to realize deferred tax assets, the Company must be able to generate sufficient taxable income of the appropriate character in the jurisdictions in which the deferred tax assets are located.
The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards. Assumptions, judgment, and the use of estimates are required in determining whether the "more likely than not" standard has been met when developing the provision for income taxes.
If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Prior to the spin-off, we computed the provision for income taxes as if we filed separate tax returns, which applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and stand-alone enterprise. The Separate Return Method applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a separate taxpayer and a stand-alone enterprise for the periods presented. The Company’s operations were included in the income tax returns of ADP for U.S. federal income tax purposes and with respect to certain consolidated, combined, unitary, or similar group filings for U.S. state and local and certain foreign tax jurisdictions. The payment of income tax by ADP on the Company's behalf was recorded within group equity on the combined balance sheets as of September 30, 2014. In addition, the Company files on a stand-alone basis with respect to certain other state and local and foreign jurisdictions in accordance with the taxing jurisdiction’s filing requirements. Subsequent to the spin-off, the Company files its own U.S. federal, state, and foreign income tax returns.
F. Stock-Based Compensation
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards were granted under the Company's 2014 Omnibus Award Plan ("2014 Plan").
Subsequent to the spin-off, the Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The fair value of each stock option issued is estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rates, and employee exercise behavior. Expected volatilities utilized in this model are based on a combination of implied market volatilities and other factors. The dividend yield was based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. This model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants represents the period of time that options granted are expected to be outstanding on the date of grant.
Prior to the spin-off, the Company determined the fair value of stock options issued using a binomial option-pricing model and recognized stock-based compensation expense in net earnings based on the fair value of the award on the date of grant. Expected volatilities utilized in this were based on a combination of implied market volatilities, historical volatility of ADP’s stock price, and other factors. Similarly, the dividend yield was based on ADP's historical experience and expected future changes. The risk-free rate was derived from the U.S. Treasury yield curve in effect at the time of grant. This model incorporated exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant was derived from the output of the binomial model and represented the period of time that options granted are expected to be outstanding.
G. Cash and Cash Equivalents
Investment securities with an original maturity of three months or less at the time of purchase are considered cash equivalents. Prior to the spin-off, the Company participated in a centralized approach to cash management and financing of operations governed by ADP. The Company’s cash was available for use and was regularly “swept” by ADP. Transfers of cash both to and from ADP are reflected as a financing activity in the consolidated and combined statements of cash flows and as Parent company’s net investment in the combined balance sheet as of June 30, 2014.
H. Accounts Receivable, Net
Accounts receivable, net is comprised of trade receivables and lease receivables, net of allowances. Trade receivables consist of amounts due to the Company in the normal course of business, which are not collateralized and do not bear interest. Lease receivables primarily relate to sales-type leases arising from the sale of hardware elements in bundled DMS or other integrated solutions. Lease receivables represent the current portion of the present value of the minimum lease payments at the beginning of the lease term. The long-term portion of the present value of the minimum lease payments is included within other assets on the consolidated and combined balance sheets. The Company considers lease receivables to be a single portfolio segment.

The accounts receivable allowances for both trade receivables and lease receivables are estimated based on historical collection experience, an analysis of the age of outstanding accounts receivable, and credit issuance experience. Receivables are considered past due if payment is not received by the date agreed upon with the customer. Write-offs are made when management believes it is probable a receivable will not be recovered.
I. Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates
The amounts recorded in the financial statements as notes receivable from ADP and its affiliates and notes payable to ADP and its affiliates represent amounts that were receivable or payable under contractual arrangements. The interest rates on these notes were based on the AA rating for the currency of the loan and were based on market indices from Bloomberg (average yield for debt outstanding of similar maturities). The standard term of these notes was two years with an option to extend by one year for a maximum of two additional years.

J. Deferred Costs
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including the payroll related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the consolidated and combined balance sheets were $105.3 million and $120.3 million as of June 30, 2015 and June 30, 2014, respectively. Long-term deferred costs classified within other assets on the consolidated and combined balance sheets were $144.7 million and $166.8 million as of June 30, 2015 and June 30, 2014, respectively.
K. Time Deposits
From time to time, the Company enters into various time deposit agreements whereby certain funds on deposit with financial institutions may not be withdrawn for a specified period of time. Time deposits with original maturity periods greater than three months are included within other current assets on the consolidated balance sheet. As of June 30, 2015, the Company had time deposits of $5.8 million.
L. Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are primarily as follows:

Buildings	20 to 40 years
Furniture and fixtures	3 to 7 years
Data processing equipment	2 to 5 years
M. Goodwill
Goodwill is not amortized, but is instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Our operating segments are our reporting units as the components of our operating segments are economically similar with respect to operating margin, type or class of customer, nature of product or service, manner in which the components conduct business, and the extent to which assets and resources are shared. We perform this impairment test by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, we then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any.
We estimate the fair value of our reporting units by weighting the results from the income approach, which is the present value of expected cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which uses market multiples of companies in similar lines of business. These valuation approaches require significant judgment and consider a number of factors including assumptions about the future growth and profitability of our reporting units, the determination of appropriate comparable publicly traded companies in our industry, discount rates, and terminal growth rates.
N. Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value.

O. Internal Use Software
The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company’s policy also provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with the internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impracticable to separate these costs from normal maintenance activities.
P. Computer Software to be Sold, Leased, or Otherwise Marketed
The Company’s policy provides for the capitalization of certain costs of computer software to be sold, leased, or otherwise marketed. The Company’s policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Maintenance-related costs are expensed as incurred.
Pursuant to this policy, the Company incurred expenses of $170.1 million, $165.7 million, and $156.4 million for fiscal 2015, 2014, and 2013, respectively. These expenses were classified within cost of revenues on the consolidated and combined statements of operations.
Q. Foreign Currency
The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation are included in accumulated other comprehensive income on the consolidated and combined balance sheets. Currency transaction gains or losses relate to intercompany loans denominated in a currency other than that of the loan counterparty, which do not eliminate upon consolidation. Currency transaction gains or losses are included within other income, net on the consolidated and combined statements of operations.
R. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy has been established based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1: Inputs that are based upon quoted prices in active markets for identical assets or liabilities.

•	Level 2: Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

•
Level 3: Unobservable inputs where there is little or no market activity for the asset or liability. These inputs reflect management's best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The Company determines the fair value of financial instruments in accordance with ASC 820, "Fair Value Measurements." Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated and combined balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facility (as described in Note 14), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of our senior notes as of June 30, 2015 was $747.8 million based on quoted market prices for the same or similar instruments compared to a carrying value of $750.0 million. The term loan facility and the senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
S. Concentrations
The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company maintains deposits in a diversified group of financial institutions, has not experienced any losses to date, and monitors the credit ratings of the primary depository institutions where deposits reside.
For fiscal 2015, revenues to one customer represented approximately 10% of the Company's revenues. Revenues from this customer were primarily generated by our Digital Marketing segment.

Note 3. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 requires that if the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-05 will not have a material impact on the Company's consolidated and combined results of operations, financial condition, or cash flows.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. In July 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, this standard will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The Company elected to adopt ASU 2015-03 during the fourth quarter of fiscal 2015 and reclassified unamortized deferred financing costs of $8.0 million from other assets to long-term debt within the consolidated balance sheet as of June 30, 2015. The adoption of this standard did not impact prior periods as there was no outstanding indebtedness as of June 30, 2014.
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
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption. The Company elected to adopt ASU 2014-08 during the fiscal year ended June 30, 2015 and applied this guidance to determine the accounting for the Internet sales leads business disposal discussed in Note 4.

Note 4. Acquisitions and Divestiture
Acquisitions
On April 2, 2015, the Company, through its majority owned subsidiary, CVR, acquired AVRS, Inc. ("AVRS"), a provider of electronic vehicle registration software in California. The acquisition was made pursuant to an agreement of merger, which contains customary representations, warranties, covenants, and indemnities by the sellers and CVR. CVR acquired all of the outstanding stock of AVRS for an initial cash purchase price of $36.6 million, net of cash acquired of $4.4 million. The acquisition date fair value of total consideration to be transferred was $49.5 million, which includes a liability for contingent consideration of $3.9 million and a guaranteed payment to the sellers of $3.6 million, which are included within accrued expenses and other current liabilities on the consolidated and combined balance sheet.
The purchase price for this acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

Accounts receivable	$2.6
Other current assets	0.4
Property, plant and equipment	1.1
Intangible assets	19.3
Accrued expenses and other current liabilities	(6.6)
Deferred tax liabilities	(7.4)
Total identifiable net assets	9.4
Goodwill	35.7
Net assets acquired	$45.1
The intangible assets acquired primarily relate to client lists, software, and trademarks, which will be amortized over a weighted-average useful life of 12 years. The goodwill resulting from this acquisition reflects expected synergies resulting from adding AVRS products and processes to CVR's current products and processes. This acquired goodwill is not deductible for tax purposes.
The pro forma effects of this acquisition are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.

The Company acquired two businesses, ServiceBook Pro and One-Eighty Corp, during fiscal 2014 for approximately $12.5 million and $16.0 million, respectively, net of cash acquired. ServiceBook Pro provides service workflow solutions to automotive retailers and One-Eighty Corp provides cloud-based, mobile solutions to automotive retailers. Both businesses operate within the Automotive Retail North America segment. The acquisitions were not significant to the Company’s results of operations, financial condition, or cash flows.
During fiscal 2014, the Company paid $10.0 million for acquisition-related contingencies related to the Autotegrity, Inc. acquisition and recorded an adjustment in selling, general and administrative expenses on the combined statement of operations to reduce the contingency by $5.6 million.
The Company did not acquire any businesses during fiscal 2013.

Divestiture

The Company evaluates its businesses periodically in order to improve efficiencies in its operations and focus on the more profitable lines of business. On May 21, 2015, the Company sold its Internet sales leads business, which was comprised of Dealix Corporation and Autotegrity, Inc. and operated in the Automotive Retail North America segment. The Company does not have significant continuing involvement following the sale. The sale of the Internet sales leads business unit does not constitute a strategic shift that will have a major effect on the Company’s financial results and business activities. Accordingly, this disposal does not qualify for discontinued operations presentation. As a result of the sale, the Company recognized a loss of $0.8 million in selling, general and administrative expenses on the consolidated and combined statement of operations for fiscal 2015. In determining the loss on sale, $1.9 million of goodwill was allocated on a relative fair value basis comparing the fair value of the Internet sales leads business to the fair value of the Automotive Retail North America segment.

The following table summarizes revenue and earnings before taxes for the Internet sales leads business unit:

	June 30,
	2015	2014	2013
Revenues	$46.2	$70.9	$91.8
Earnings before income taxes (1)	2.5	12.1	15.7
(1) Earnings before income taxes for the fiscal year ended June 30, 2015 includes the loss of $0.8 million.

Note 5. Restructuring

During fiscal 2015, the Company initiated a three year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company’s long-term business performance.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements. The Company expects to incur total restructuring expenses under the business transformation plan of approximately $80.0 million, of which $2.4 million was recognized as expense in fiscal 2015 with the remaining expense expected to be recognized through fiscal 2018. Restructuring expenses were presented separately on the consolidated and combined statement of operations. Restructuring expenses were recorded in the "Other" segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated and combined balance sheet. The following table summarizes the fiscal 2015 activity for the restructuring expenses and the related accruals:

Employee-Related Costs
Balance as of June 30, 2014	$—
Charges	2.4
Cash payments	—
Foreign exchange	—
Balance as of June 30, 2015	$2.4

Note 6. Stock-Based Compensation
Incentive Equity Awards Converted from ADP Awards
On October 1, 2014, ADP's outstanding equity awards for employees of the Company were converted into equity awards of CDK at a ratio of 2.757 CDK equity awards for every ADP equity award held prior to the spin-off. The Company's equity awards have the same terms and conditions as the ADP equity awards. As a result, the Company issued 2.3 million stock options with a weighted-average exercise price of $19.64, 0.7 million time-based restricted shares, and 0.2 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company's equity awards. As the conversion was considered a modification of an award in accordance with ASC 718, "Compensation - Stock Compensation," the Company compared the fair value of the award immediately prior to the spin-off to the fair value immediately after the spin-off to measure the incremental compensation cost. The fair values immediately prior to and after the spin-off were estimated using a binomial option pricing model. The conversion resulted in an increase in the fair value of the awards by $1.4 million, of which $1.1 million was recognized during fiscal 2015 and the remaining $0.3 million will be recognized in net earnings in the year ending June 30, 2016.
Incentive Equity Awards Granted by the Company
The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. As of June 30, 2015, there were 7.8 million shares available for issuance under the 2014 Plan after considering awards granted by the Company and converted as a result of the spin-off from ADP.
Stock-based compensation primarily consisted of the following for the fiscal years ended June 30, 2015 and 2014:
Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the date of grant. Stock options are issued under a graded vesting schedule with a term of ten years. Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units generally vest over a two- to five-year period. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.
Time-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Employees are eligible to receive dividends on the shares awarded under the time-based restricted stock program.
Time-based restricted stock units are settled in cash. Compensation expense relating to the issuance of time-based restricted stock units is recorded over the vesting period, was initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date during the vesting period to the current stock value. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program.

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one- to three-year performance period and subsequent to a service period of up to 26 months. Under these programs, management communicated "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.
Performance-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. After the performance period, if the performance targets are achieved, employees are eligible to receive dividends on the shares awarded under the performance-based restricted stock program.
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
The following table represents stock-based compensation expense and related income tax benefits for fiscal 2015, 2014, and 2013, respectively:

	June 30,
	2015	2014	2013
Cost of revenues	$7.8	$7.0	$4.9
Selling, general and administrative expenses	22.6	14.0	9.2
Total pre-tax stock-based compensation expense	$30.4	$21.0	$14.1

Income tax benefit	$10.1	$7.4	$4.9
Stock-based compensation expense for fiscal 2015 consists of $17.5 million of expense related to equity classified awards, $7.5 million of expense related to liability classified awards, and $5.4 million of expense allocated from ADP during fiscal 2015 prior to the spin-off. As of June 30, 2015, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $4.4 million, $12.7 million, and $11.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years, 1.7 years, and 1.4 years, respectively.
The activity related to the Company's incentive equity awards from the date of spin-off to June 30, 2015 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding as of June 30, 2014	—	$—
Options converted from ADP equity awards	2,269	19.64
Options granted	397	41.71
Options exercised	(609)	16.19
Options canceled	(36)	26.31
Options outstanding as of June 30, 2015	2,021	$24.88	6.8	$58.8

Vested and expected to vest as of June 30, 2015	2,017	$24.81	6.8	$58.8
Exercisable as of June 30, 2015	968	$17.45	4.8	$35.4
The Company received proceeds from the exercise of stock options of $9.8 million during fiscal 2015. The aggregate intrinsic value of stock options exercised during fiscal 2015 was approximately $17.5 million.
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted shares/units as of June 30, 2014	—	$—	—	$—
Restricted shares/units converted from ADP equity awards	576	26.01	143	26.13
Restricted shares/units granted	513	32.56	180	34.61
Restricted shares/units vested	(52)	25.90	(7)	25.90
Restricted shares/units forfeited	(70)	27.90	(16)	27.94
Non-vested restricted shares/units as of June 30, 2015	967	$29.36	300	$31.12
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted shares/units as of June 30, 2014	—	$—	—	$—
Restricted shares/units converted from ADP equity awards	70	25.90	89	25.90
Restricted shares/units granted	—	—	133	37.45
Restricted shares/units vested	—	—	—	—
Restricted shares/units forfeited	—	—	—	—
Non-vested restricted shares/units as of June 30, 2015	70	$25.90	222	$32.90
The following table presents the assumptions used to determine the fair value of the outstanding ADP awards converted into equity awards of CDK to measure the incremental compensation cost:

Risk-free interest rate	1.1%
Dividend yield	1.1%
Weighted-average volatility factor	23.9%
Weighted-average expected life (in years)	3.4
Weighted-average fair value (in dollars)	$12.50
The following table presents the assumptions used to determine the fair value of the stock options granted after the date of spin-off through June 30, 2015:

Risk-free interest rate	1.6%
Dividend yield	1.1%
Weighted-average volatility factor	25.6%
Weighted-average expected life (in years)	6.3
Weighted-average fair value (in dollars)	$10.24
The following table presents the assumptions used to determine the fair value of the stock options granted by ADP:

	2014	2013
Risk-free interest rate	1.5% - 1.7%	0.8% - 1.0%
Dividend yield	2.3% - 2.4%	2.7% - 2.9%
Weighted-average volatility factor	23.8%	23.5% - 24.4%
Weighted-average expected life (in years)	5.4	5.3 - 5.4
Weighted-average fair value (in dollars)	$13.53	$8.62

Note 7. Employee Benefit Plans
Defined Contribution Savings Plan. The Company's Board of Directors approved a CDK sponsored defined contribution plan covering eligible full-time domestic employees of the Company after the spin-off date. This plan provides company matching contributions on a portion of employee contributions. In addition, this plan includes a transitional contribution for certain employees who were previously eligible to participate under ADP's domestic defined benefit plan since the Company did not adopt a similar plan. The costs recorded by the Company for this plan were $12.4 million for fiscal 2015.
Prior to the spin-off, most domestic employees were covered under ADP's defined contribution plan. This 401(k) plan provides company matching under various formulas. Costs allocated to the Company for domestic associates for fiscal 2015 prior to the spin-off and fiscal 2014 and 2013 were $4.0 million, $12.4 million, and $11.4 million, respectively.
International Savings Plan. The Company’s foreign subsidiaries have retirement savings-type plans that cover certain international employees. The Company funds these retirement savings-type plans through periodic contributions under statutorily prescribed formulas. The Company’s expense for these plans was approximately $12.9 million, $12.5 million, and $11.5 million for fiscal 2015, 2014, and 2013, respectively.
Defined Benefit Pension Plans. Prior to the spin-off, certain employees of the Company were covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company were part of ADP’s Supplemental Officer Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans remained with ADP. Domestic pension expense allocated to the Company for fiscal 2015 prior to the spin-off and fiscal 2014 and 2013 was $0.6 million, $3.0 million, and $5.3 million, respectively. SORP expense allocated to the Company for fiscal 2015 prior to the spin-off and fiscal 2014 and 2013 was $0.4 million, $1.7 million, and $1.7 million, respectively. The Company did not adopt a defined benefit plan or SORP plan for CDK employees in connection with the spin-off.

Note 8. Income Taxes
Tax Matters Agreement
The Company and ADP entered into a tax matters agreement as part of the spin-off that governs the rights and obligations of both parties after the spin-off with respect to taxes for both pre and post spin-off periods. Under this agreement, ADP is generally required to indemnify the Company for any income taxes attributable to ADP's operations or the Company's operations and for any non-income taxes attributable to ADP's operations, in each case for all pre spin-off periods as well as any taxes arising from transactions effected to consummate the spin-off, and the Company generally is required to indemnify ADP for any non-income taxes attributable to the Company's operations for all pre spin-off periods and for any income taxes attributable to the Company's operations for post spin-off periods.
The Company is generally required to indemnify ADP against any tax resulting from the spin-off (and against any claims made against ADP in respect of any tax imposed on its stockholders), in each case if that tax results from (i) an issuance of a significant amount of the Company's equity securities, a redemption of a significant amount of the Company's equity securities or the Company's involvement in other significant acquisitions of the Company's equity securities (excluding the spin-off), (ii) other actions or failures to act by the Company, or (iii) any of the Company's representations or undertakings referred to in the tax matters agreement being incorrect or violated. ADP will generally be required to indemnify the Company for any tax resulting from the spin-off if that tax results from (a) ADP's issuance of its equity securities, redemption of its equity securities or involvement in other acquisitions of its equity securities, (b) other actions or failures to act by ADP, or (c) any of ADP's representations or undertakings referred to in the tax matters agreement being incorrect or violated.
The Company recognized a receivable from ADP and a payable to ADP under the tax matters agreement of $0.5 million and $3.7 million as of June 30, 2015, respectively. There were no similar amounts receivable from ADP or payable to ADP as of June 30, 2014 as the tax matters agreement was entered into in connection with the spin-off.

Provision for Income Taxes
Prior to the spin-off, the provision for income taxes and the income tax balances were calculated as if we filed separately from ADP. As of June 30, 2015, our provision for income tax and income tax balances represent the Company's tax liabilities as an independent company.
Earnings before income taxes presented below were based on the geographic location to which such earnings were attributable.

	June 30,
	2015	2014	2013
Earnings before income taxes:
United States	$224.7	$284.4	$256.0
Foreign	75.2	68.9	64.7
	$299.9	$353.3	$320.7

The provision (benefit) for income taxes consisted of the following components:

	June 30,
	2015	2014	2013
Current:
Federal	$104.6	$96.0	$87.5
Foreign	18.3	20.3	20.4
State	16.0	16.6	12.9
Total current	138.9	132.9	120.8
Deferred:
Federal	(19.2)	(6.0)	(4.3)
Foreign	(2.3)	(7.7)	(1.8)
State	(3.8)	(1.8)	0.3
Total deferred	(25.3)	(15.5)	(5.8)
Total provision for income taxes	$113.6	$117.4	$115.0

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follows:

	June 30,
	2015	%	2014	%	2013	%
Provision for taxes at U.S. statutory rate	$105.0	35.0%	$123.7	35.0%	$112.3	35.0%
Increase (decrease) in provision from:
State taxes, net of federal benefit	8.8	2.9%	10.0	2.8%	8.6	2.7%
Noncontrolling interest	(2.8)	(0.9)%	(2.8)	(0.8)%	(2.2)	(0.7)%
Foreign rate differential	(4.3)	(1.4)%	(3.3)	(0.9)%	(3.2)	(1.0)%
Utilization of foreign tax credits	(1.7)	(0.6)%	(2.1)	(0.6)%	(0.7)	(0.2)%
Resolution of tax matters	(3.4)	(1.1)%	(3.6)	(1.0)%	—	—%
Non-deductible separation costs	7.8	2.6%	3.2	0.9%	—	—%
Tax law changes	4.6	1.5%	—	—%	—	—%
Capital losses	(29.2)	(9.7)%	—	—%	—	—%
Valuation allowances	27.1	9.0%	(7.2)	(2.0)%	—	—%
Pre spin-off tax return adjustments	0.5	0.2%	—	—%	—	—%
Other	1.2	0.4%	(0.5)	(0.2)%	0.2	0.1%
Provision for income taxes	$113.6	37.9%	$117.4	33.2%	$115.0	35.9%
During fiscal 2015 and 2014, the Company incurred non-deductible separation costs which unfavorably impacted the effective tax rate.
On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Among the changes included in the law is a provision allowing for additional first year depreciation for assets placed into service during calendar year 2014, commonly known as "bonus depreciation." The bonus depreciation provision relates to pre spin-off tax periods for which ADP is entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with the Company's business. During fiscal 2015, the Company recorded tax expense of $4.6 million to adjust deferred taxes for the additional tax depreciation to be taken by ADP in pre spin-off tax periods.

The balance sheet classification and significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2015	2014
Classification:
Current deferred tax assets (included in other current assets)	$13.0	$16.7
Current deferred tax liabilities (included in accrued expenses and other current liabilities)	(1.4)	(4.4)
Long term deferred tax assets (included in other assets)	17.8	16.5
Long term deferred tax liabilities (included in deferred income taxes)	(58.2)	(76.5)
Net deferred tax liabilities	$(28.8)	$(47.7)

Components:
Deferred tax assets:
Accrued expenses	$9.4	$48.1
Compensation and benefits	41.2	11.3
Deferred revenue	32.0	27.2
Net operating losses	15.1	18.9
Capital losses	29.2	—
	126.9	105.5
Less: valuation allowances	(33.4)	(7.1)
Net deferred tax assets	93.5	98.4

Deferred tax liabilities:
Deferred expenses	54.5	67.7
Property, plant and equipment and intangible assets	62.5	73.6
Prepaid expenses	4.9	2.2
Other	0.4	2.6
Deferred tax liabilities	122.3	146.1
Net deferred tax liabilities	$(28.8)	$(47.7)
Undistributed foreign earnings that the Company intends to reinvest indefinitely, and for which no taxes have been provided, aggregated to approximately $277.3 million and $302.1 million as of June 30, 2015 and 2014, respectively. The Company intends to utilize the offshore earnings to fund working capital needs and future foreign investments. The U.S. income tax that would arise on the repatriation of the undistributed earnings could be offset, in part, by the foreign tax credits on such repatriation. Given the uncertain timing and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge.
The Company had federal net operating losses of approximately $7.4 million as of June 30, 2015 which expire in 2018 through 2021. The Company had federal capital losses of $76.6 million which expire in 2020 and state capital losses of $76.6 million which expire in 2020 through 2030. The Company had foreign net operating loss carryforwards of approximately $45.5 million as of June 30, 2015, of which $17.7 million expire in 2016 through 2035 and of which $27.9 million has an indefinite carryforward period.
The Company recorded valuation allowances of $33.4 million and $7.1 million as of June 30, 2015 and 2014, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets.
During fiscal 2015 and 2014, based on achieving three years of cumulative pre-tax income and forecasts of future pre-tax income, management determined that sufficient positive evidence existed to conclude that it is more likely than not that certain non-U.S. tax losses were realizable, and therefore, recorded tax benefits to adjust the valuation allowance by $2.7 million and $7.2 million, respectively.  In addition, tax expense was recorded to increase the deferred tax valuation allowance in fiscal 2015 by $29.2 million for capital losses realized on the Internet sales leads business disposition. The Company concluded a full valuation allowance against the capital losses was necessary due to the short carryforward period and limitations on our ability to utilize the losses to offset income. The valuation allowance for fiscal 2015 was also impacted by foreign currency translation. The net impact of the adjustments related to the deferred tax valuation allowance and the capital losses realized on the Internet sales leads business disposition are included in the current year tax provision and are reflected within the effective tax rate reconciliation.
Income tax payments, net of refunds were approximately $120.8 million, $18.1 million, and $14.2 million for fiscal 2015, 2014, and 2013, respectively. The income tax payments exclude payments made by ADP on behalf of the Company as these amounts are recorded within group equity in the historical combined balance sheets. Income tax payments paid by ADP on behalf of the Company were $20.3 million, $115.2 million, and $100.6 million, for fiscal 2015 prior to the spin-off and fiscal 2014 and 2013, respectively.
Unrecognized Income Tax Benefits
As of June 30, 2015, 2014, and 2013, the Company had unrecognized income tax benefits of $1.9 million, $0.2 million, and $3.7 million, respectively, of which $1.6 million, $0.2 million, and $3.7 million, respectively, would impact the effective tax rate, if recognized. The remainder, if recognized, would principally affect deferred taxes.
A roll-forward of unrecognized tax benefits is as follows:

	June 30,
	2015	2014	2013
Beginning of the year balance	$0.2	$3.7	$5.5
Additions for current year tax positions	0.6	—	—
Reductions for current year tax positions	—	—	—
Additions for tax positions of prior years	1.1	0.2	0.2
Reductions for tax positions of prior years	—	(3.7)	(0.3)
Settlement with tax authorities	—	—	(1.7)
Expiration of the statute of limitations	—	—	—
Impact of foreign exchange rate fluctuations	—	—	—
End of year balance	$1.9	$0.2	$3.7
During fiscal 2015, the Company increased its unrecognized income tax benefits by $1.7 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained. Penalties and interest expense associated with uncertain tax positions have been recorded in the provision for income taxes on the consolidated and combined statements of operations. Penalties and interest incurred during fiscal years ended June 30, 2015, 2014, and 2013 were not significant. As of June 30, 2015, 2014, and 2013, the Company had an insignificant amount of accrued penalty and interest associated with uncertain tax positions which was included within other liabilities on the consolidated and combined balance sheets.

The Company is routinely examined by tax authorities in countries in which it conducts business, as well as U.S. states in which it has significant operations. The tax years under examination vary by jurisdiction. The Company is included in the U.S. Internal Revenue Service ("IRS") examination of ADP's consolidated federal tax returns through the year ended September 30, 2014. In fiscal 2015, the Company, as part of the ADP consolidated group, reached agreements with the IRS regarding all outstanding audit issues for the tax years through and including June 30, 2013, which did not have a material impact to the consolidated and combined financial statements of the Company. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established a liability for unrecognized income tax benefits which it believes to be adequate in relation to the potential assessments. Once established, the liability for unrecognized tax benefits is adjusted when there is more information available, when an event occurs necessitating a change, or the statute of limitations for the relevant taxing authority to examine the tax position has expired.

Examinations currently in progress in which the Company has significant business operations are as follows:

Taxing Jurisdictions	Tax Periods under Examination
United States (IRS)	6/30/2014 thru 9/30/2014
Spain	6/30/2010
New Jersey	6/30/2008 thru 6/30/2011

Based on the possible outcomes of the Company's tax audits and expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will change within the next twelve months. The associated net tax impact on the effective tax rate is estimated to be an amount no more than a $0.6 million tax benefit, with minimal cash payments.

Although final resolution of the Company's tax disputes are uncertain, based on current information the resolution of tax matters is not expected to have a material effect on the consolidated and combined financial condition of the Company, the Company’s consolidated and combined statements of operations for a particular future period or on the Company’s effective tax rate.

Note 9. Earnings per Share (“EPS”)
The numerator for both basic and diluted earnings per share ("EPS") is net earnings attributable to the Company. The denominator for basic and diluted EPS is based upon the number of weighted-average shares of the Company's common stock outstanding during the reporting periods. On September 30, 2014, ADP stockholders of record as of the close of business on September 24, 2014 received one share of the Company's common stock for every three shares of ADP common stock held as of the record date. For periods ended September 30, 2014 and prior, basic and diluted earnings per share were computed using the number of shares of the Company's stock outstanding on September 30, 2014, the date on which the Company's common stock was distributed to the stockholders of ADP. The same number of shares was used to calculate basic and diluted earnings per share for fiscal 2014 and 2013 since there were no dilutive securities until after the spin-off.
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 6. Net earnings allocated to participating securities were not significant for fiscal 2015.
The following table summarizes the components of basic and diluted earnings per share:

	June 30,
	2015	2014	2013
Net earnings attributable to CDK	$178.4	$227.9	$199.4

Weighted-average shares outstanding:
Basic	160.6	160.6	160.6
Effect of employee stock options	0.5	—	—
Effect of employee restricted stock	0.5	—	—
Diluted	161.6	160.6	160.6

Basic earnings attributable to CDK per share	$1.11	$1.42	$1.24
Diluted earnings attributable to CDK per share	$1.10	$1.42	$1.24

Options to purchase 0.3 million shares of common stock for fiscal 2015 have been excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods. There were no options to purchase common stock excluded from the calculation of diluted earnings per share for the periods prior to spin-off.

Note 10. Accounts Receivable, Net
Accounts receivable, net comprised of the following:

	June 30,
	2015	2014
Trade receivables	$306.5	$310.0
Lease receivables	14.9	12.9
Accounts receivable, gross	321.4	322.9
Less: allowances	6.8	12.2
Account receivable, net	$314.6	$310.7
The investment in lease receivables consisted of the following:

	June 30,
	2015	2014
Lease receivables, gross:
Minimum lease payments	$51.6	$45.7
Unearned income	(5.1)	(5.1)
	46.5	40.6
Less: lease receivables, current (included in accounts receivable, net)	14.9	12.9
Lease receivables, long-term (included in other assets)	$31.6	$27.7
Scheduled minimum payments on lease receivables as of June 30, 2015 were as follows:

Amount
Fiscal year ended 2016	$17.2
Fiscal year ended 2017	14.0
Fiscal year ended 2018	10.7
Fiscal year ended 2019	7.1
Fiscal year ended 2020	2.6
$51.6
The Company recognized interest income on sales-type leases of $3.4 million, $2.2 million, and $2.1 million, in fiscal 2015, 2014, and 2013, respectively, within other income, net on the consolidated and combined statements of operations.

Note 11. Notes Receivable From and Payable To ADP and its Affiliates
The following is a listing of all notes receivable from and payable to ADP and its affiliates as of June 30, 2015 and 2014, respectively:

	Interest	Date of	June 30,
Type of Issue	Rate	Maturity	2015	2014
Notes receivable denominated in a foreign currency:
Note receivable from affiliate	0.6%	10/1/2014	$—	$9.6
Note receivable from affiliate	0.3%	11/29/2014	—	11.6
Note receivable from affiliate	2.8%	8/13/2014	—	1.8
Note receivable from affiliate	2.8%	8/13/2014	—	1.0
Note receivable from affiliate	2.8%	8/13/2014	—	1.3
Note receivable from affiliate	3.6%	1/17/2015	—	1.3
Note receivable from affiliate	3.6%	1/17/2015	—	1.3
Note receivable from affiliate	3.6%	1/17/2015	—	0.7
Note receivable from affiliate	6.0%	4/8/2015	—	1.8
Note receivable from affiliate	6.0%	8/19/2015	—	1.8
Note receivable from affiliate	6.0%	10/21/2015	—	1.4
Note receivable from affiliate	6.0%	1/20/2016	—	0.9
Note receivable from affiliate	5.5%	2/29/2016	—	1.7
Note receivable from affiliate	5.5%	2/29/2016	—	0.9
Note receivable from affiliate	5.5%	12/5/2016	—	1.7
Note receivable from affiliate	5.5%	12/5/2016	—	0.8
Note receivable from affiliate	5.5%	6/18/2015	—	1.0
Total notes receivable from ADP and its affiliates			$—	$40.6

Notes payable denominated in a foreign currency:
Note payable to affiliate	4.9%	1/16/2024	$—	$20.9
Notes payable denominated in US dollars:
Note payable to affiliate	0.8%	8/16/2015	—	1.0
Total notes payable to ADP and its affiliates			$—	$21.9
Notes receivable from ADP and its affiliates and notes payable to ADP and its affiliates were settled prior to the spin-off. Accordingly, all notes payable to affiliate and all notes receivable from affiliate were classified as current assets or current liabilities, as appropriate, on the combined balance sheets as of June 30, 2014.
Interest income on notes receivable from ADP and its affiliates was $0.2 million, $0.8 million, and $0.7 million for fiscal 2015, 2014, and 2013, respectively, and was reported in other income, net on the consolidated and combined statements of operations. Interest expense on notes payable to ADP and its affiliates was $0.2 million, $1.0 million, and $0.9 million for fiscal 2015, 2014, and 2013, respectively, and was reported in interest expense on the consolidated and combined statements of operations.

Note 12. Property, Plant and Equipment, Net
Depreciation expense for property, plant and equipment was $28.3 million, $23.2 million, and $23.2 million for fiscal 2015, 2014, and 2013, respectively. Property, plant, and equipment at cost and accumulated depreciation as of June 30, 2015 and 2014 were as follows:

	June 30,
	2015	2014
Property, plant and equipment:
Land and buildings	$41.5	$43.5
Data processing equipment	161.7	162.8
Furniture and fixtures, leasehold improvements, and other	81.8	64.2
Total property, plant and equipment	285.0	270.5
Less: accumulated depreciation	185.0	187.9
Property, plant and equipment, net	$100.0	$82.6

Note 13. Goodwill and Intangible Assets, Net
Changes in goodwill for fiscal 2015 and fiscal 2014 were as follows:

	Automotive Retail North America	Automotive Retail International	Digital Marketing	Total
Balance as of June 30, 2013	$376.9	$414.3	$376.1	$1,167.3
Additions	23.8	—	—	23.8
Cumulative translation adjustments	(0.6)	40.4	—	39.8
Balance as of June 30, 2014	400.1	454.7	376.1	1,230.9
Additions	35.7	—	—	35.7
Sale of Internet sales leads business	(1.9)	—	—	(1.9)
Currency translation adjustments	(3.6)	(51.2)	—	(54.8)
Balance as of June 30, 2015	$430.3	$403.5	$376.1	$1,209.9
Components of intangible assets, net were as follows:

	June 30,
	2015			2014
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$115.6	$(92.0)	$23.6	$103.9	$(87.4)	$16.5
Client lists	199.1	(125.5)	73.6	222.1	(124.5)	97.6
Trademarks	25.0	(22.9)	2.1	27.1	(7.4)	19.7
Other intangibles	2.4	(2.4)	—	6.0	(6.0)	—
	$342.1	$(242.8)	$99.3	$359.1	$(225.3)	$133.8
In October 2014 following our separation from ADP, the Company evaluated its branding strategy and the trademark names under which each of its businesses will operate. The Company determined that the Cobalt trademark used by the Digital Marketing segment will no longer be used. Therefore, the Company revised the estimated useful life assigned to the Cobalt trademark. The Company recognized accelerated amortization on the trademark of $15.6 million in cost of revenues during fiscal 2015. The effect of this change in estimate on both basic and diluted earnings per share, net of the related tax effect, was $0.06 for both fiscal 2015 and 2014.

Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 6 years (3 years for software and software licenses, 7 years for customer contracts and lists, and 4 years for trademarks). Amortization of intangibles was $48.2 million, $29.1 million, and $27.9 million for fiscal 2015, 2014, and 2013, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of June 30, 2015 were as follows:

Amount
Fiscal year ended 2016	$25.8
Fiscal year ended 2017	20.3
Fiscal year ended 2018	15.6
Fiscal year ended 2019	8.4
Fiscal year ended 2020	7.0
Thereafter	22.2
$99.3

Note 14. Debt
Debt comprised of the following:

	June 30,
	2015	2014
Revolving credit facility	$—	$—
Term loan facility	240.6	—
3.30% senior notes, due 2019	250.0	—
4.50% senior notes due 2024	500.0	—
Capital lease obligations	1.5	—
Unamortized debt financing costs	(8.0)	—
Total debt and capital lease obligations	984.1	—
Current maturities of long-term debt and capital lease obligations	13.0	—
Total long-term debt and capital lease obligations	$971.1	$—
On September 16, 2014, the Company entered into (i) a five-year $300.0 million senior unsecured revolving credit facility (the "revolving credit facility"), which was undrawn as of June 30, 2015, and (ii) a five-year $250.0 million senior unsecured term loan facility (the "term loan facility"), which was fully drawn as of June 30, 2015. The Company's revolving credit facility and term loan facility are referred to together as the "Credit Facilities." The Company also entered into a $750.0 million senior unsecured bridge loan facility (the "bridge loan facility") on September 16, 2014. On September 30, 2014, the proceeds from the term loan facility and the bridge loan facility were used to pay ADP a cash dividend of $825.0 million, fees and expenses related to the spin-off, and fees related to the entry into the Credit Facilities and the bridge loan facility.
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

Revolving Credit Facility
The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
Term Loan Facility
The Company had $240.6 million of borrowings outstanding under the term loan facility as of June 30, 2015. The term loan facility will mature on September 16, 2019. The term loan facility is subject to amortization in equal quarterly installments of 1.25% of the aggregate original principal amount of the term loan made on the closing date, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facility is unsecured and loans thereunder bear interest at the same rates as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the term loan facility was 1.69% as of June 30, 2015.
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
Senior Notes
The issuance price of the senior notes was equal to the stated value. Interest is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2015. The interest rate payable on each applicable series of senior notes is subject to adjustment from time to time if the credit ratings assigned to any series of senior notes by the rating agencies is downgraded (or subsequently upgraded). The 2019 notes will mature on October 15, 2019 and the 2024 notes will mature on October 15, 2024. The senior notes were initially offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The senior notes are general unsecured obligations of the Company and are not guaranteed by any of the Company's subsidiaries.
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
On June 18, 2015, the Company completed the exchange offer of the senior notes. The Company issued new notes, which are identical in all material respects to the senior notes issued on October 14, 2014, except that the new notes are registered under the Securities Act, are not subject to transfer restrictions, are not subject to registration rights and the additional interest provisions under the registration rights, and bear different CUSIP numbers. The Company did not receive any proceeds from the exchange offer.
Capital Lease Obligations
In fiscal 2015, the Company entered into lease agreements for equipment, which were classified as capital lease obligations. The Company recognized the capital lease obligation and related leased equipment asset based on the present value of the minimum lease payments at lease inception.
Unamortized Debt Financing Costs
As discussed in Note 3, the Company elected to adopt ASU 2015-03 during the fourth quarter of fiscal 2015. The unamortized debt financing costs associated with the Company's debt is now presented as a debt discount. As of June 30, 2015, the Company incurred debt issuance costs in connection with the issuance of its debt instruments of $9.2 million, net of accumulated amortization of $1.2 million. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated and combined statement of operations.
The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of June 30, 2015 were as follows:

Amount
Fiscal year ended 2016	$13.0
Fiscal year ended 2017	13.0
Fiscal year ended 2018	13.0
Fiscal year ended 2019	12.5
Fiscal year ended 2020	440.6
Thereafter	500.0
Total debt and capital lease obligations	992.1
Unamortized deferred financing costs	(8.0)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$984.1

Note 15. Commitments and Contingencies
The Company has obligations under various operating lease agreements for facilities and equipment. Total expense under these agreements was approximately $45.2 million, $34.6 million, and $28.0 million in fiscal 2015, 2014, and 2013, respectively, with minimum commitments at June 30, 2015 as follows:

Amount
Fiscal year ended 2016	$41.3
Fiscal year ended 2017	32.7
Fiscal year ended 2018	23.4
Fiscal year ended 2019	13.5
Fiscal year ended 2020	9.6
Thereafter	14.7
$135.2
In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.
As of June 30, 2015, the Company has purchase commitments and obligations related to royalty, purchase and maintenance agreements on our software, equipment, and other assets, of approximately $39.4 million, of which $9.0 million relates to fiscal year 2016, $10.0 million relates to fiscal year 2017, $9.7 million relates to fiscal year 2018, and $10.7 million relates to fiscal year 2019.
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

Note 16. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated and combined balance sheets in CDK stockholders' equity. The Company's other comprehensive income (loss) for fiscal 2015, 2014, and 2013 and AOCI balances as of June 30, 2015, 2014, and 2013 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $(34.1) million, $42.6 million, and $(1.1) million for fiscal 2015, 2014, and 2013, respectively. The accumulated balances reported in AOCI on the consolidated and combined balance sheets for currency translation adjustments were $51.6 million, $85.7 million, and $43.1 million as of June 30, 2015, 2014, and 2013, respectively.

Note 17. Transactions with ADP
Prior to the spin-off, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided by ADP to the Company are operational and administrative infrastructure-related services, such as use of the e-mail domain “adp.com,” facilities sharing, procurement support, tax, human resources administrative services and services related to back office support, and software development in ADP's Indian facilities. Among the principal services to be provided by the Company to ADP are operational and administrative infrastructure-related services, such as facilities sharing and human resources administrative services. The agreement will expire and services under it will cease no later than one year following the spin-off date or sooner in the event the Company no longer requires such services.
The Company entered into a data services agreement with ADP prior to the spin-off under which ADP provides the Company with certain data center sharing services relating to the provision of information technology, platform support, hosting and network services. The term of the agreement will expire two years after the spin-off date.

The Company entered into an intellectual property transfer agreement with ADP prior to the spin-off under which ADP assigned to the Company certain patents, trademarks, copyrights and other intellectual property developed or owned by ADP or certain of its subsidiaries and with respect to which the Company is the primary or exclusive user today or the anticipated primary or exclusive user in the future. The term of the agreement is perpetual after the spin-off date.
The Company also entered into an employee matters agreement with ADP prior to the spin-off pursuant to which certain employee benefit matters will be addressed, such as the treatment of ADP options held by Company employees after the separation and the treatment of benefits for Company management employees who participate in and have accrued benefits under the ADP Supplemental Officers Retirement Plan. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which the Company's employees participate following the spin-off. ADP remains responsible for the payment of all benefits under the ADP plans.
For the period from the date of spin-off through the end of fiscal 2015, the Company recorded $8.6 million of expenses related to the transition services agreement and $9.2 million of expense related to the data services agreement in the accompanying financial statements. As of June 30, 2015, the Company had amounts payable to ADP under the transition services and data services agreements of $7.8 million. There were no similar amounts payable to ADP as of June 30, 2014 as these agreements were entered into in connection with the spin-off.
Refer to Note 8 for further information on our tax matters agreement with ADP.

Note 18. Financial Data by Segment
The Company manages its business operations through strategic business units. The Company's reportable segments represent its strategic business units, or operating segments, which include: Automotive Retail North America, Automotive Retail International, and Digital Marketing. The primary components of the Other segment are corporate allocations and other expenses not recorded in the segment results, such as corporate costs, separation costs, stock-based compensation expense, interest expense, costs attributable to the business transformation plan, the trademark royalty fee charged by ADP prior to the spin-off, and certain unallocated expenses. Certain expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. Reportable segment revenues and earnings before income taxes for fiscal 2014 and 2013 have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ended June 30, 2015. This adjustment is made for management reporting purposes so that the reportable revenues and earnings before taxes for each segment are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes in order to eliminate the adjustment in consolidation.

	Automotive Retail North America (1)	Automotive Retail International	Digital Marketing (2)	Other (3)	Foreign Exchange	Total
Year ended June 30, 2015
Revenues	$1,342.7	$346.2	$414.1	$—	$(39.5)	$2,063.5
Earnings before income taxes	389.8	50.1	25.6	(158.6)	(7.0)	299.9
Assets	957.2	595.4	501.0	464.9	—	2,518.5
Capital expenditures	30.7	7.1	1.4	4.8	—	44.0
Depreciation and amortization	33.8	16.3	26.1	1.6	(1.3)	76.5

Year ended June 30, 2014
Revenues	$1,270.3	$339.3	$373.2	$—	$(6.3)	$1,976.5
Earnings before income taxes	361.3	45.3	25.6	(76.7)	(2.2)	353.3
Assets	925.2	709.0	523.8	440.6	—	2,598.6
Capital expenditures	22.4	13.1	1.1	—	—	36.6
Depreciation and amortization	28.3	13.0	11.0	—	—	52.3

Year ended June 30, 2013
Revenues	$1,206.7	$329.6	$310.3	$—	$(7.2)	$1,839.4
Earnings before income taxes	319.7	33.7	27.3	(62.0)	2.0	320.7
Assets	959.8	664.5	510.0	302.5	—	2,436.8
Capital expenditures	18.1	8.5	0.7	0.2	—	27.5
Depreciation and amortization	27.5	13.2	11.2	—	(0.8)	51.1
(1) Automotive Retail North America includes the loss on the sale of the Internet sales leads business of $0.8 million in fiscal 2015.
(2) Digital Marketing includes $15.6 million of accelerated amortization in fiscal 2015 attributable to the Cobalt trademark.
(3) Other includes $34.6 million and $9.3 million of separation costs in fiscal 2015 and 2014, respectively. The Company did not incur separation costs in fiscal 2013. Other also includes $2.4 million of restructuring expenses related to the business transformation plan in fiscal 2015.

Revenues and property, plant and equipment, net by geographic area were as follows:

	United States	Europe	Canada	Other	Total
Year ended June 30, 2015
Revenues	$1,641.1	$226.2	$102.9	$93.3	$2,063.5
Property, plant and equipment, net	72.7	16.2	0.4	10.7	100.0

Year ended June 30, 2014
Revenues	$1,547.5	$250.4	$92.1	$86.5	$1,976.5
Property, plant and equipment, net	56.3	20.5	0.9	4.9	82.6

Year ended June 30, 2013
Revenues	$1,426.1	$241.5	$91.2	$80.6	$1,839.4
Property, plant and equipment, net	48.3	13.9	0.6	5.6	68.4

Note 19. Quarterly Financial Results (Unaudited)
Summarized quarterly results of operations for the fiscal years ended June 30, 2015 and 2014 were as follows:

	First Quarter (1)	Second Quarter (1)	Third Quarter	Fourth Quarter
Year ended June 30, 2015
Revenues	$517.0	$517.0	$526.4	$503.1
Gross profit (2)	205.5	193.7	204.6	186.5
Earnings before income taxes (3)	64.5	77.1	91.0	67.3
Net earnings (3)	41.0	44.4	58.2	42.7
Net earnings attributable to noncontrolling interest	2.0	2.0	1.9	2.0
Net earnings attributable to CDK	39.0	42.4	56.3	40.7
Basic earnings attributable to CDK per share	$0.24	$0.26	$0.35	$0.25
Diluted earnings attributable to CDK per share	$0.24	$0.26	$0.35	$0.25

Year ended June 30, 2014
Revenues	$481.9	$487.9	$501.1	$505.6
Gross profit (2)	184.5	189.7	196.2	201.6
Earnings before income taxes (3)	81.7	85.9	100.5	85.2
Net earnings (3)	55.6	54.2	71.4	54.7
Net earnings attributable to noncontrolling interest	1.9	1.5	1.8	2.8
Net earnings attributable to CDK	53.7	52.7	69.6	51.9
Basic earnings attributable to CDK per share	$0.33	$0.33	$0.43	$0.32
Diluted earnings attributable to CDK per share	$0.33	$0.33	$0.43	$0.32

(1) The summarized quarterly results for the three months periods ended September 30, 2014 and December 31, 2014 presented herein have been revised to reflect sales-type lease accounting for certain hardware components included DMS and integrated solutions and to properly present the noncontrolling interest in CVR. The Company assessed the materiality of these misstatements on prior period financial statements and concluded that while such revisions are immaterial to the consolidated and combined results of operations, financial condition, and cash flows, the financial statements should be revised to provide greater comparability.

The Company revised its results of operations for the three months periods ended September 30, 2014 and December 31, 2014 subsequent to filing these results in Quarterly Reports on Form 10-Q. The tables below present selected line items from the results of operations for these periods as previously reported and as revised. The Company's results of operations for the three months ended September 30, 2013 and December 31, 2013 were previously presented on a revised basis in the Registration Statement on Form S-4.

	Three Months Ended September 30, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Revenues	$516.0	$1.0	$—	$517.0
Gross profit	206.2	(0.7)	—	205.5
Earnings before income taxes	62.7	(0.2)	2.0	64.5
Net earnings	39.1	(0.1)	2.0	41.0
Less: net earnings attributable to noncontrolling interest	—	—	2.0	2.0
Net earnings attributable to CDK	39.1	(0.1)	—	39.0
Basic earnings attributable to CDK per share	$0.24	$—	$—	$0.24
Diluted earnings attributable to CDK per share	$0.24	$—	$—	$0.24

	Three Months Ended December 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Revenues	$521.2	$(4.2)	$—	$517.0
Gross profit	194.3	(0.6)	—	193.7
Earnings before income taxes	75.2	(0.1)	2.0	77.1
Net earnings	42.5	(0.1)	2.0	44.4
Less: net earnings attributable to noncontrolling interest	—	—	2.0	2.0
Net earnings attributable to CDK	42.5	(0.1)	—	42.4
Basic earnings attributable to CDK per share	$0.26	$—	$—	$0.26
Diluted earnings attributable to CDK per share	$0.26	$—	$—	$0.26

(2) Gross profit is calculated as revenues less cost of revenues.

(3) Earnings before income taxes and net earnings include the impact of incremental separation costs directly attributable to the planned separation from ADP. Separation costs totaled $34.6 million and $9.3 million in fiscal 2015 and 2014, respectively.

CDK Global Inc.
Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at beginning of period	Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period
Year ended June 30, 2015
Accounts receivable allowances	$12.2	$(2.8)		$(0.5)	(1)	$(2.1)	(2)	$6.8
Deferred tax valuation allowance	7.1	29.8	(3)	(0.8)	(4)	(2.7)		33.4
Year ended June 30, 2014
Accounts receivable allowances	$11.4	$3.3		$—		$(2.5)	(2)	$12.2
Deferred tax valuation allowance	15.1	0.3		(0.4)	(4)	(7.9)		7.1
Year ended June 30, 2013
Accounts receivable allowances	$10.4	$5.3		$—		$(4.3)	(2)	$11.4
Deferred tax valuation allowance	15.0	2.2		(1.5)	(4)	(0.6)		15.1
(1) Includes amounts written off as a result of divestitures and amounts related to foreign exchange fluctuations.
(2) Doubtful accounts written off, less recoveries on accounts previously written off.
(3) Primarily relates to the full valuation allowance recognized for capital losses realized on the Internet sales leads business disposition further discussed in Note 8.
(4) Includes amounts related to foreign exchange fluctuations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control Over Financial Reporting. This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting. Prior to the spin-off, we relied on certain financial information and resources of ADP to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as board of directors and internal audit, which includes Sarbanes-Oxley compliance. In conjunction with the spin-off, we enhanced our financial, administrative, and other support systems and expanded our accounting, reporting, legal and internal audit departments. We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a stand-alone public company. We continue to review and document our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness. These efforts may lead to additional changes in our internal control over financial reporting.
Other than those noted above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, and positions are as follows:

Name	Age*	Position(s)
Steven J. Anenen	62	President, Chief Executive Officer and Director
Alfred A. Nietzel	53	Vice President, Chief Financial Officer
Robert N. Karp	54	President, Automotive Retail North America
Andrew Dean	58	President, Automotive Retail International
Scott L. Mathews	57	President, Digital Marketing
Yvonne M. Surowiec	54	Chief Human Resources Officer
Malcolm Thorne	43	Vice President, Global Chief Strategy Officer
Lee J. Brunz	45	Vice President, General Counsel and Secretary
* As of June 30, 2015
Steven J. Anenen. Mr. Anenen is our President and Chief Executive Officer and a Director of CDK Global, Inc. Mr. Anenen was with ADP for 39 years and, since 2004, served as Group President of ADP Dealer Services, Inc. Prior to serving as President, he held positions of increasing responsibility within Dealer Services and ADP, including Senior Vice President, North America Systems, ADP Dealer Services North America, Vice President, Major Markets, General Manager of the Chicago Region for Dealer Services, Director of Client Relations for ADP’s Employer Services Division and General Manager of ADP’s Manufacturing/ Wholesale Distribution Services Division.
Alfred A. Nietzel. Mr. Nietzel is our Chief Financial Officer, after serving as Chief Financial Officer and Chief Administrative Officer for ADP Dealer Services, Inc. Mr. Nietzel was with ADP since 2001 and has served as Senior Vice President, Chief Financial Officer for Dealer Services, Chief Financial Officer for Employer Services Division and ADP’s Corporate Controller. Prior to joining ADP, Mr. Nietzel served for 17 years with Gillette in numerous financial management roles in the United States, United Kingdom and Australia.
Robert N. Karp. Mr. Karp is our President, Automotive Retail North America, after serving as Senior Vice President, North America Operations and Sales for ADP Dealer Services. Mr. Karp joined ADP Dealer Services 1994. He has held a variety of roles within ADP Dealer Services, including Senior Vice President, eCommerce, Senior Vice President, North America Operations, Vice President, Strategic Accounts, Vice President, Alliance Segment, and Vice President, Client Relations. Prior to joining ADP Dealer Services, Mr. Karp held various general management and operations roles with IBM and PRC Corporation.
Andrew Dean. Dr. Dean is our President, Automotive Retail International, after serving as President for ADP Dealer Services International. Dr. Dean joined ADP Dealer Services in December 2005 following the acquisition of Kerridge Computer Company Limited. Prior to joining ADP Dealer Services, he was a Director of Kerridge, joining in 2002, managing their services business. Since joining ADP Dealer Services in 2005, he has held positions of increasing responsibility, including General Manager of Russia and the Middle East and Vice President of the U.K. and Ireland, until he was promoted to his current role in May 2011.
Scott L. Mathews. Mr. Mathews is our President, Digital Marketing, after serving as Senior Division Vice President & General Manager for the Digital Marketing business of ADP Dealer Services. Mr. Mathews joined ADP Dealer Services in August 2010 following the acquisition of Cobalt Holding Company. Prior to joining ADP Dealer Services, he served as Executive Vice President & General Manager of Cobalt from 2005 and as Cobalt’s Chief Operating Officer from 2002 to 2005.
Yvonne M. Surowiec. Ms. Surowiec is our Chief Human Resources Officer, after serving as Vice President, Global Talent & Learning for ADP since 2013. Previously, Ms. Surowiec served in roles with ADP as Division Vice President of Human Resources, SBS, TotalSource and Retirement Services from 2009 to 2013 and Division Vice President of Human Resources, NAS and ES International from 2008 to 2009. Prior to joining ADP, Ms. Surowiec held a variety of management positions with AT&T, including District Manager, HR Mergers and Acquisitions.

Malcolm Thorne. Mr. Thorne is our Global Chief Strategy Officer, after serving as Global Chief Strategy Officer for ADP Dealer Services. Previously, Mr. Thorne served as Division Vice President, Marketing, Strategy & Business Development, and Dealer Services International from 2011 to 2014. Prior to joining ADP Dealer Services, Mr. Thorne was President of Synergy Consulting Group, a provider of strategy consulting services from 2009 to 2011 as well as a lecturer in marketing and strategy at the University of Wisconsin School of Business from 2009 to 2010.
Lee J. Brunz. Mr. Brunz is our General Counsel and Secretary, after serving as Vice President, Counsel for the Digital Marketing business of ADP Dealer Services since Dealer Services’ 2010 acquisition of Cobalt Holding Company. Prior to joining ADP Dealer Services, he served as Vice President, Finance & General Counsel of Cobalt from 2008 to 2010 and as Vice President & General Counsel from 2004 to 2008.
Directors, Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2015. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our executive officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. The Code of Ethics may be viewed on our website at www.cdkglobal.com under “Corporate Governance” in the “Investor Relations” section. We will provide a copy of the Code of Ethics without charge upon request to the Corporate Secretary, CDK Global, Inc., 1950 Hassell Road, Hoffman Estates, IL 60169. In the event we amend or waive any of the provisions of the Code of Ethics applicable to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions, that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the 1934 Act, we intend to disclose these actions on our website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation
The information required by this item will be set forth under the caption "Compensation of Executive Officers" and "Compensation Discussion and Analysis" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2015. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2015. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2015. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth under the caption "Fees of Independent Accounting Firm" under "Independent Accounting Firm Independence and Fee Pre-Approval Policies and Procedures" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2015. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Part IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated and Combined Statements of Operations for the years ended June 30, 2015, 2014, and 2013
Consolidated and Combined Statements of Comprehensive Income for the years ended June 30, 2015, 2014, and 2013
Consolidated and Combined Balance Sheets as of June 30, 2015 and 2014
Consolidated and Combined Statements of Cash Flows for the years ended June 30, 2015, 2014, and 2013
Consolidated and Combined Statements of Equity for the years ended June 30, 2015, 2014, and 2013
Notes to the Consolidated and Combined Financial Statements

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts.
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of CDK Global, Inc.	8-K	1-36486	3.1	10/1/2014
3.2	By-laws of CDK Global, Inc.	8-K	1-36486	3.2	10/1/2014
4.1	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 3.30% Senior Notes due 2019 were issued	8-K	1-36486	4.1	10/17/2014
4.2	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.50% Senior Notes due 2024 were issued	8-K	1-36486	4.2	10/17/2014
4.3	Registration Rights Agreement, dated as of October 14, 2014, among CDK Global, Inc. and the initial purchasers named therein, relating to the 3.30% Senior Notes due 2019	8-K	1-36486	4.3	10/17/2014
4.4	Registration Rights Agreement, dated as of October 14, 2014, among CDK Global, Inc. and the initial purchasers named therein, relating to the 4.50% Senior Notes due 2024	8-K	1-36486	4.4	10/17/2014
10.1	Credit Agreement, dated as of September 16, 2014, among the Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	1-36486	10.1	9/16/2014
10.2	Bridge Credit Agreement, dated as of September 16, 2014, among the Company, the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent	8-K	1-36486	10.2	9/16/2014
10.3	Separation and Distribution Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.1	10/1/2014
10.4	Tax Matters Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.2	10/1/2014
10.5	Transition Services Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.3	10/1/2014
10.6	Data Center Services Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.4	10/1/2014

10.7	Intellectual Property Transfer Agreement, dated as of September 29, 2014, between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.5	10/1/2014
10.8	Employee Matters Agreement, dated as of September 29, 2014, by and between the Company and Automatic Data Processing, Inc.	8-K	1-36486	10.6	10/1/2014
10.9	Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)	8-K	1-36486	10.7	10/1/2014
10.10	CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.8	10/1/2014
10.11	CDK Global Inc. Deferred Compensation Plan (Management Compensatory Plan)	8-K	1-36486	10.9	10/1/2014
10.12	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	10-Q	1-36486	10.12	11/13/2014
10.13	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	10-Q	1-36486	10.13	11/13/2014
10.14	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	10-Q	1-36486	10.14	11/13/2014
10.15	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	10-Q	1-36486	10.15	11/13/2014
10.16	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)	10-Q	1-36486	10.16	11/13/2014
10.17	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)	10-Q	1-36486	10.17	11/13/2014
10.18	Form of Deferred Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Directors) (Management Compensatory Plan)	10-Q	1-36486	10.18	11/13/2014
10.19	UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.1	1/26/2015
10.20	Form of Stock Option Agreement Under the UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.2	1/26/2015
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
31.1	Certification by Steven J. Anenen pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Steven J. Anenen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	August 13, 2015	/s/ Alfred A. Nietzel Alfred A. Nietzel

Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven J. Anenen	President, Chief Executive Officer (principal executive officer)	August 13, 2015
Steven J. Anenen
/s/ Alfred A. Nietzel	Vice President, Chief Financial Officer (principal financial and accounting officer)	August 13, 2015
Alfred A. Nietzel
/s/ Leslie A. Brun	Director	August 13, 2015
Leslie A. Brun
/s/ Willie A. Deese	Director	August 13, 2015
Willie A. Deese
/s/ Amy J. Hillman	Director	August 13, 2015
Amy J. Hillman
/s/ Brian P. MacDonald	Director	August 13, 2015
Brian P. MacDonald
/s/ Stephen A. Miles	Director	August 13, 2015
Stephen A. Miles
/s/ Robert E. Radway	Director	August 13, 2015
Robert E. Radway
/s/ Frank S. Sowinski	Director	August 13, 2015
Frank S. Sowinski