Form 10-Q
period 2015-09-30
CDK Global, Inc.
filed 2015-11-03
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2015 was 159,427,781.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated and Combined Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Revenues	$514.6	$517.0

Expenses:
Cost of revenues	310.8	311.5
Selling, general and administrative expenses	97.4	110.5
Restructuring expenses	1.9	—
Separation costs	—	30.7
Total expenses	410.1	452.7
Operating earnings	104.5	64.3

Interest expense	(9.3)	(1.1)
Other income, net	0.6	1.3

Earnings before income taxes	95.8	64.5

Provision for income taxes	(34.6)	(23.5)

Net earnings	61.2	41.0
Less: net earnings attributable to noncontrolling interest	2.2	2.0
Net earnings attributable to CDK	$59.0	$39.0

Net earnings attributable to CDK per common share:
Basic	$0.37	$0.24
Diluted	$0.37	$0.24

Weighted-average common shares outstanding:
Basic	159.2	160.6
Diluted	160.7	160.6

Dividends declared per common share	$0.12	$—

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net earnings	$61.2	$41.0
Other comprehensive (loss) income:
Currency translation adjustments	(16.8)	2.6
Other comprehensive (loss) income	(16.8)	2.6
Comprehensive income	44.4	43.6
Less: comprehensive income attributable to noncontrolling interest	2.2	2.0
Comprehensive income attributable to CDK	$42.2	$41.6

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	September 30,	June 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$359.6	$408.2
Accounts receivable, net of allowances of $7.2 and $6.8, respectively	333.7	314.6
Other current assets	185.4	162.4
Total current assets	878.7	885.2
Property, plant and equipment, net	99.7	100.0
Other assets	220.0	224.1
Goodwill	1,197.3	1,209.9
Intangible assets, net	92.8	99.3
Total assets	$2,488.5	$2,518.5

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$13.3	$13.0
Accounts payable	19.1	21.7
Accrued expenses and other current liabilities	167.5	154.4
Accrued payroll and payroll-related expenses	81.2	123.2
Short-term deferred revenues	175.1	186.1
Total current liabilities	456.2	498.4
Long-term debt and capital lease obligations	968.6	971.1
Long-term deferred revenues	158.1	162.9
Deferred income taxes	59.2	58.2
Other liabilities	42.1	43.8
Total liabilities	1,684.2	1,734.4

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 161.3 shares, respectively; outstanding, 159.4 and 160.2 shares, respectively	1.6	1.6
Additional paid-in-capital	675.6	686.5
Retained earnings	121.4	81.2
Treasury stock, at cost: 0.9 and 1.1 shares, respectively	(45.2)	(50.7)
Accumulated other comprehensive income	34.8	51.6
Total CDK stockholders' equity	788.2	770.2
Noncontrolling interest	16.1	13.9
Total equity	804.3	784.1
Total liabilities and equity	$2,488.5	$2,518.5

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$61.2	$41.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	14.0	13.9
Deferred income taxes	17.9	4.4
Stock-based compensation expense	5.8	5.4
Pension expense	—	0.8
Other	(4.9)	(4.4)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(21.6)	(0.7)
Increase in other assets	(21.4)	(6.3)
Decrease in accounts payable	(1.9)	(1.5)
Decrease in accrued expenses and other liabilities	(43.9)	(31.7)
Net cash flows provided by operating activities	5.2	20.9

Cash Flows from Investing Activities:
Capital expenditures	(8.1)	(5.8)
Capitalized software	(1.1)	(1.1)
Contributions to investments	(6.7)	—
Proceeds from notes receivable from ADP and its affiliates	—	40.6
Net cash flows (used in) provided by investing activities	(15.9)	33.7

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	—	(21.9)
Net transactions of parent company investment	—	(240.8)
Proceeds from long-term debt	—	1,000.0
Repayments of long-term debt and capital lease obligations	(3.3)	—
Dividend paid to ADP at spin-off	—	(825.0)
Dividends paid to stockholders	(19.2)	—
Repurchases of common stock	(11.0)	—
Proceeds from exercises of stock options	1.5	—
Excess tax benefit from stock-based compensation awards	5.9	3.9
Withholding tax payment for stock-based compensation awards	(8.4)	—
Dividend payments of CVR to noncontrolling owners	—	(5.4)
Payment of deferred financing costs	—	(2.8)
Recovery of dividends paid (Note 1E)	0.4	—
Net cash flows used in financing activities	(34.1)	(92.0)

Effect of exchange rate changes on cash and cash equivalents	(3.8)	(10.1)

Net change in cash and cash equivalents	(48.6)	(47.5)

Cash and cash equivalents, beginning of period	408.2	402.8

Cash and cash equivalents, end of period	$359.6	$355.3

Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$37.4	$3.3
Interest	1.0	1.1

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2015	161.3	$1.6	$686.5	$81.2	$(50.7)	$51.6	$770.2	$13.9	$784.1
Net earnings	—	—	—	59.0	—	—	59.0	2.2	61.2
Foreign currency translation adjustments	—	—	—	—	—	(16.8)	(16.8)	—	(16.8)
Stock-based compensation expense	—	—	5.9	—	—	—	5.9	—	5.9
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(22.7)	—	15.8	—	(6.9)	—	(6.9)
Excess tax benefit from stock-based compensation awards	—	—	5.9	—	—	—	5.9	—	5.9
Dividends paid to stockholders	—	—	—	(19.2)	—	—	(19.2)	—	(19.2)
Repurchases of common stock	—	—	—	—	(10.3)	—	(10.3)	—	(10.3)
Correction of common stock issued in connection with the spin-off and dividends paid (Note 1E)	(1.0)	—	—	0.4	—	—	0.4	—	0.4
Balance as of September 30, 2015	160.3	$1.6	$675.6	$121.4	$(45.2)	$34.8	$788.2	$16.1	$804.3

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Notes to the Condensed Consolidated and Combined Financial Statements
(Tabular amounts in millions, except per share amounts)
(Unaudited)
Note 1. Basis of Presentation
A. Spin-off
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. (“ADP”) approved the spin-off of the Dealer Services business of ADP ("Dealer Services"). On September 30, 2014, the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Concurrent with the spin-off, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Notes 8 and 11 for further information.
B. Description of Business
The Company is a global provider of integrated technology solutions to the information technology and marketing/advertising markets of the automotive retail industry. The Company’s solutions enable automotive retailers and original equipment manufacturers (“OEMs”) to better manage, analyze, and grow their businesses. The Company classifies its operations into the following reportable segments: Automotive Retail North America, Automotive Retail International, and Digital Marketing. In addition, the Company has an “Other” segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 12 for further information.
C. Basis of Preparation
The financial statements presented herein represent (i) the three months ended September 30, 2015 and the condensed consolidated balance sheets as of September 30, 2015 and June 30, 2015 with the Company reporting as a separate publicly-traded company (referred to as "consolidated financial statements") and (ii) the three months ended September 30, 2014 when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements"). Throughout this Quarterly Report on Form 10-Q when we refer to the "financial statements," we are referring to the "condensed consolidated and combined financial statements," unless the context indicates otherwise.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenues, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates. These financial statements present the consolidated and combined financial position and results of operations of the Company, which was under common control and common management by ADP until the spin-off. The historical financial results in the accompanying financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity.
The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated and combined financial statements and related notes of the Company as of and for the fiscal year ended June 30, 2015 included in the Annual Report on Form 10-K.
Prior to the spin-off, the financial statements in this Quarterly Report on Form 10-Q included costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on revenue and headcount. Following the spin-off, the Company performs these functions using internal resources or purchased services, certain of which were provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 11 for further information on agreements entered into with ADP as a result of the spin-off. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s combined financial statements include the following transactions with ADP or its affiliates:

Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the spin-off. Prior to the spin-off, separation costs were paid by ADP and allocated to the Company. These costs were related to professional services and amounted to $30.7 million for the three months ended September 30, 2014. The Company did not incur any separation costs during the three months ended September 30, 2015.
Overhead Expenses. Prior to the spin-off, the financial statements of the Company included an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated overhead costs related to ADP's shared functions of $7.1 million for the three months ended September 30, 2014. The Company was not allocated any overhead costs related to ADP's shared functions during the three months ended September 30, 2015. These costs were reported in selling, general, and administrative expenses on the consolidated and combined statements of operations. These allocations were based on a variety of factors. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time or system utilization in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. Prior to the spin-off, the financial statements included a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged trademark royalty fees of $5.7 million for the three months ended September 30, 2014. The Company was not charged trademark royalty fees for the three months ended September 30, 2015. These charges were included in selling, general, and administrative expenses on the consolidated and combined statements of operations. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Prior to the spin-off, certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to other ADP affiliates. The Company purchased services from this facility of $5.5 million for the three months ended September 30, 2014. These functions were no longer outsourced to an ADP shared services facility for the three months ended September 30, 2015. The charge for these services was included within cost of revenues on the consolidated and combined statements of operations.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. Prior to the spin-off, notes receivable from ADP and its affiliates and notes payable to ADP and its affiliates were settled; therefore, there were no outstanding notes receivable from or payable to ADP and its affiliates in the accompanying consolidated balance sheets as of September 30, 2015 and June 30, 2015. Interest income on notes receivable from ADP and its affiliates was $0.2 million for the three months ended September 30, 2014. The Company recorded interest income on notes receivable from ADP and its affiliates within other income, net on the consolidated and combined statements of operations. Interest expense on notes payable to ADP and its affiliates was $0.2 million for the three months ended September 30, 2014. The Company recorded interest expense on notes payable to ADP and its affiliates within interest expense on the consolidated and combined statements of operations. There was no interest income or interest expense under similar arrangements for the three months ended September 30, 2015.
Other Services. Prior to the spin-off, the Company received other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.4 million for the three months ended September 30, 2014. The Company did not incur expenses for such services during the three months ended September 30, 2015. These expenses were included in selling, general, and administrative expenses on the consolidated and combined statements of operations.
D. Financial Statement Revisions
During the fiscal year ended June 30, 2015, the Company elected to make revisions to previously reported results of operations, financial condition, and cash flows as discussed below. The Company previously reported the revisions in its Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2015 and its Registration Statement on Form S-4 and included the effects of the revisions in the quarterly financial results included in its Annual Report on Form 10-K for the year ended June 30, 2015. The nature of the revisions discussed below is consistent with the revisions reflected in those financial statements.

The Company previously reported the condensed consolidated and combined results of operations, comprehensive income, and cash flows for the three months ended September 30, 2014 in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. The Company assessed the materiality of the misstatements discussed below on prior period financial statements and concluded that while such revisions are immaterial to the condensed consolidated and combined results of operations, comprehensive income, and cash flows for the three months ended September 30, 2014, the condensed consolidated and combined financial statements should be revised to provide greater comparability to the financial statements for the periods occurring after the spin-off.
Historically, leases of certain hardware components included within Dealer Management Systems ("DMS") and integrated solutions were accounted for as operating leases and revenues were recognized in accordance with Accounting Standards Codification ("ASC") 840, "Leases." The Company has now determined that these hardware components should be reported as sales-type leases in accordance with ASC 840, "Leases." In accordance with sales-type lease accounting, revenues for leased hardware are recognized upon installation and receivables are recorded based on the present value of the minimum lease payments at the beginning of the lease term. The Company's consolidated and combined financial statements have been revised to reflect sales-type lease accounting for these hardware components as well as the related income tax effects. This revision impacted the Automotive Retail North America and Automotive Retail International segments and all of these revisions are immaterial. Segment revenues and earnings before income taxes in Note 12 for the three months ended September 30, 2014 include the effects of this revision.
The Company revised the presentation of the noncontrolling interest ("NCI") in CVR to comply with ASC 810, "Consolidations." Accordingly, earnings, comprehensive income, and net assets in CVR which are not attributable to the Company have been separately presented within the consolidated and combined financial statements. Historically, the NCI in CVR's earnings was included within selling, general, and administrative expenses in the consolidated and combined statements of operations, and the NCI in CVR's net assets was included within other liabilities in the consolidated and combined balance sheets. This revision impacted the Automotive Retail North America segment, and earnings before income taxes in Note 12 for the three months ended September 30, 2014 reflects this revision.
The Company revised the classification of net transactions of parent company investment from investing activities to financing activities in the consolidated and combined statement of cash flows due to the fact that amounts due to and from ADP were presented as parent company's net investment within equity on the balance sheet.
The following are selected line items from the Company's consolidated and combined financial statements illustrating the effect of these immaterial revisions:
Condensed Consolidated and Combined Statement of Operations

	Three Months Ended September 30, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Revenues	$516.0	$1.0	$—	$517.0
Cost of revenues	309.8	1.7	—	311.5
Selling, general and administrative	112.4	0.1	(2.0)	110.5
Total expenses	452.9	1.8	(2.0)	452.7
Operating earnings	63.1	(0.8)	2.0	64.3
Other income, net	0.7	0.6	—	1.3
Earnings before income taxes	62.7	(0.2)	2.0	64.5
Provision for income taxes	(23.6)	0.1	—	(23.5)
Net earnings	39.1	(0.1)	2.0	41.0
Less: net earnings attributable to noncontrolling interest	—	—	2.0	2.0
Net earnings attributable to CDK	$39.1	$(0.1)	$—	$39.0
Basic and diluted earnings attributable to CDK per share	$0.24	$—	$—	$0.24

Condensed Consolidated and Combined Statement of Comprehensive Income

	Three Months Ended September 30, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Net earnings	$39.1	$(0.1)	$2.0	$41.0
Other comprehensive income:
Currency translation adjustments	2.6	—	—	2.6
Other comprehensive income	2.6	—	—	2.6
Comprehensive income	41.7	(0.1)	2.0	43.6
Less: comprehensive income attributable to noncontrolling interest	—	—	2.0	2.0
Comprehensive income attributable to CDK	$41.7	$(0.1)	$—	$41.6
Condensed Consolidated and Combined Statement of Cash Flows

	Three Months Ended September 30, 2014
		Adjustments
	As Reported	Hardware	NCI	Parent Investment	As Revised
Cash Flows from Operating Activities:
Net earnings	$39.1	$(0.1)	$2.0	—	$41.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	18.1	(4.2)	—	—	13.9
Deferred income taxes	4.5	(0.1)	—	—	4.4
Other	(2.6)	0.2	(2.0)	—	(4.4)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(0.1)	(0.6)	—	—	(0.7)
Increase in other assets	(5.3)	(1.0)	—	—	(6.3)
(Decrease)/increase in accrued expenses and other liabilities	(37.1)	—	5.4	—	(31.7)
Net cash flows provided by/(used in) operating activities	21.3	(5.8)	5.4	—	20.9

Cash Flows from Investing Activities:
Capital expenditures	(11.6)	5.8	—	—	(5.8)
Net transactions of parent company investment	(240.8)	—	—	240.8	—
Net cash flows (used in)/provided by investing activities	(212.9)	5.8	—	240.8	33.7

Cash Flows from Financing Activities:
Net transactions of parent company investment	—	—	—	(240.8)	(240.8)
Dividend payment to noncontrolling owners	—	—	(5.4)	—	(5.4)
Net cash flows provided by/(used in) financing activities	154.2	—	(5.4)	(240.8)	(92.0)

E. Spin-off Common Stock Issued
During the three months ended September 30, 2015, the Company became aware that 1.0 million shares of common stock were inadvertently issued and distributed to ADP at the spin-off with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million shares. In addition, dividends paid to stockholders in fiscal 2015 were overstated by $0.4 million. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations, financial condition, or cash flows. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014 and the Company recovered the $0.4 million of cumulative dividends paid on such shares, thereby increasing the Company's retained earnings. The effects of these adjustments were reflected in the accompanying financial statements as of and for the three months ended September 30, 2015.
F. Significant Accounting Policies
Revenue Recognition. Revenues are generated from software licenses, hosting arrangements, hardware sales and leases, support and maintenance, professional services, advertising, and digital marketing, as well as certain transactional services.
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
The following are the Company’s major components of revenue:

•
Bundled sales of DMS and integrated solutions. In the Automotive Retail North America and Automotive Retail International segments, the Company receives fees for product installation, fees for software licenses, ongoing software support and maintenance of DMS, and other integrated solutions that are either hosted by the Company or installed on-site at the client’s location. Revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when client acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the client does not have the contractual right to take possession of the software and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the client without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.

The Company also offers various hardware elements in connection with DMS and integrated solution sales, which in some instances are considered sales-type leases under ASC 840, "Leases." Revenues related to leased hardware are recognized upon installation and receivables are recorded based on the present value of the minimum lease payments at the beginning of the lease term. Effective July 1, 2015, for new arrangements, the Company offers hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists. Hardware service revenues are recognized over the life of the arrangements. As a result, the legacy portfolio of sales-type lease receivables is expected to decline over time.

•
Transactional revenues. The Company receives revenues on a fee per transaction processed basis in connection with providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, and data updates. Transactional revenues are recorded in accordance with ASC 605, "Revenue Recognition." Delivery occurs at the time the services are rendered. Transactional revenues are recorded in revenues gross of costs incurred for credit report processing and vehicle registrations as the Company is contractually responsible for providing the service, software, and/or connectivity to the clients, and therefore, the Company is the primary obligor under ASC 605, "Revenue Recognition."

•
Digital Marketing services. The Company receives revenues from the placement of advertising for clients and providing websites and related advertising and marketing services. Digital marketing revenues are recorded in accordance with ASC 605, "Revenue Recognition" as delivery occurs at the time the services are rendered.

Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including the payroll related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the consolidated balance sheets were $103.8 million and $105.3 million as of September 30, 2015 and June 30, 2015, respectively. Long-term deferred costs classified within other assets on the consolidated balance sheets were $140.8 million and $144.7 million as of September 30, 2015 and June 30, 2015, respectively.
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
Pursuant to this policy, the Company recognized expenses of $39.5 million and $42.2 million for the three months ended September 30, 2015 and 2014, respectively. These expenses were classified within cost of revenues on the consolidated and combined statements of operations.
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facility (as described in Note 6), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of our senior notes as of September 30, 2015 was $748.3 million based on quoted market prices for the same or similar instruments and the carrying value was $750.0 million. The term loan facility and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.

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
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have an impact on the Company's consolidated and combined results of operations, financial condition, or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. In July 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, this standard will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. The Company has not yet determined the impact of ASU 2014-09 on its consolidated and combined results of operations, financial condition, or cash flows.

Note 3. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a three year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company’s long-term business performance.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company expects to incur total restructuring expenses under the business transformation plan of approximately $80.0 million through fiscal 2018. The Company recognized $1.9 million of restructuring expenses for the three months ended September 30, 2015 and has recognized cumulative restructuring expenses of $4.3 million since initiation of the business transformation plan. Restructuring expenses are presented separately on the consolidated and combined statement of operations. Restructuring expenses are recorded in the "Other" segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2015. The following table summarizes the activity for the restructuring expenses and the related accruals for the three months ended September 30, 2015:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	1.9	0.4	2.3
Cash payments	(1.4)	—	(1.4)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	—	—	—
Balance as of September 30, 2015	$2.5	$0.4	$2.9

The Company did not incur any restructuring expenses under a comparable business transformation plan during the three months ended September 30, 2014.

Note 4. Earnings per Share
The numerator for both basic and diluted earnings per share is net earnings attributable to CDK. The denominator for basic and diluted earnings per share is based upon the weighted-average number of shares of the Company's common stock outstanding during the reporting periods. Diluted earnings per share also reflects the dilutive effect of unexercised in-the-money stock options and unvested restricted stock. On September 30, 2014, ADP shareholders of record as of the close of business on September 24, 2014 received one share of the Company's common stock for every three shares of ADP common stock held as of the record date. For all periods prior to the spin-off, basic and diluted earnings per share were based on the number of shares of the Company's stock outstanding on September 30, 2014, the date on which the Company's common stock was distributed to the shareholders of ADP. The same number of shares was used to calculate both basic and diluted earnings per share for the three months ended September 30, 2014 since there were no dilutive securities until after the spin-off.
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 7. Net earnings allocated to participating securities were not significant for the three months ended September 30, 2015.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2015	2014
Net earnings attributable to CDK	$59.0	$39.0

Weighted-average shares outstanding:
Basic	159.2	160.6
Effect of employee stock options	0.7	—
Effect of employee restricted stock	0.8	—
Diluted	160.7	160.6

Basic earnings attributable to CDK per share	$0.37	$0.24
Diluted earnings attributable to CDK per share	$0.37	$0.24

Options to purchase 0.1 million shares of common stock for the three months ended September 30, 2015 have been excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for this period.

Note 5. Goodwill and Intangible Assets, Net
Changes in goodwill for the three months ended September 30, 2015 were as follows:

	Automotive Retail North America	Automotive Retail International	Digital Marketing	Total
Balance as of June 30, 2015	$430.3	$403.5	$376.1	$1,209.9
Currency translation adjustments	(1.9)	(10.7)	—	(12.6)
Balance as of September 30, 2015	$428.4	$392.8	$376.1	$1,197.3

Components of intangible assets, net were as follows:

	September 30, 2015			June 30, 2015
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$115.9	$(94.7)	$21.2	$115.6	$(92.0)	$23.6
Client lists	196.8	(127.4)	69.4	199.1	(125.5)	73.6
Trademarks	25.0	(23.0)	2.0	25.0	(22.9)	2.1
Other intangibles	3.0	(2.8)	0.2	2.4	(2.4)	—
	$340.7	$(247.9)	$92.8	$342.1	$(242.8)	$99.3
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 6 years (3 years for software and software licenses, 7 years for customer contracts and lists, and 4 years for trademarks). Amortization of intangible assets was $6.5 million and $7.6 million for the three months ended September 30, 2015 and 2014, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of September 30, 2015 were as follows:

Amount
Nine months ending June 30, 2016	$19.4
Twelve months ending June 30, 2017	20.3
Twelve months ending June 30, 2018	15.5
Twelve months ending June 30, 2019	8.5
Twelve months ending June 30, 2020	6.9
Twelve months ending June 30, 2021	6.6
Thereafter	15.6
$92.8

Note 6. Debt
Debt comprised of the following as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Revolving credit facility	$—	$—
Term loan facility	237.5	240.6
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
Capital lease obligations	2.0	1.5
Unamortized debt financing costs	(7.6)	(8.0)
Total debt and capital lease obligations	981.9	984.1
Current maturities of long-term debt and capital lease obligations	13.3	13.0
Total long-term debt and capital lease obligations	$968.6	$971.1
On September 16, 2014, the Company entered into (i) a five-year $300.0 million senior unsecured revolving credit facility (the "revolving credit facility"), which was undrawn as of September 30, 2015 and June 30, 2015, and (ii) a five-year $250.0 million senior unsecured term loan facility (the "term loan facility"). The Company's revolving credit facility and term loan facility are referred to together as the "Credit Facilities." The Company also entered into a $750.0 million senior unsecured bridge loan facility (the "bridge loan facility") on September 16, 2014. On September 30, 2014, the proceeds from the term loan facility and the bridge loan facility were used to pay ADP a cash dividend of $825.0 million, fees and expenses related to the spin-off, and fees related to the entry into the Credit Facilities and the bridge loan facility.
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
Term Loan Facility
The Company had $237.5 million and $240.6 million of borrowings outstanding under the term loan facility as of September 30, 2015 and June 30, 2015, respectively. The term loan facility will mature on September 16, 2019. The term loan facility is subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loans made on the closing date, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facility is unsecured and loans thereunder bear interest at the same rates as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the term loan facility was 1.70% and 1.69% as of September 30, 2015 and June 30, 2015, respectively.
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
Senior Notes
The issuance price of the senior notes was equal to the stated value. Interest is payable semi-annually on April 15 and October 15 of each year, and payment commenced on April 15, 2015. The interest rate payable on each applicable series of senior notes is subject to adjustment from time to time if the credit ratings assigned to any series of senior notes by the rating agencies is downgraded (or subsequently upgraded). The 2019 notes will mature on October 15, 2019 and the 2024 notes will mature on October 15, 2024. The senior notes are general unsecured obligations of the Company and are not guaranteed by any of the Company's subsidiaries.
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
Capital Lease Obligations
The Company has lease agreements for equipment, which are classified as capital lease obligations. The Company recognized the capital lease obligations and related leased equipment assets based on the present value of the minimum lease payments at lease inception.
Unamortized Debt Financing Costs
As of September 30, 2015 and June 30, 2015, debt issuance costs related to debt instruments were $9.2 million, net of accumulated amortization of $1.6 million and $1.2 million, respectively. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated and combined statements of operations.
The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of September 30, 2015 were as follows:

Amount
Twelve months ending September 30, 2016	$13.3
Twelve months ending September 30, 2017	13.3
Twelve months ending September 30, 2018	12.9
Twelve months ending September 30, 2019	200.0
Twelve months ending September 30, 2020	250.0
Thereafter	500.0
Total debt and capital lease obligations	989.5
Unamortized deferred financing costs	(7.6)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$981.9

Note 7. Stock-Based Compensation
Incentive Equity Awards Converted from ADP Awards
On October 1, 2014, ADP's outstanding equity awards for employees of the Company were converted into equity awards of CDK at a ratio of 2.757 CDK equity awards for every ADP equity award held prior to the spin-off. The converted equity awards have the same terms and conditions as the ADP equity awards. As a result, the Company issued 2.3 million stock options with a weighted-average exercise price of $19.64, 0.7 million time-based restricted shares, and 0.2 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company's equity awards. As the conversion was considered a modification of an award in accordance with ASC 718, "Compensation -

Stock Compensation," the Company compared the fair value of the award immediately prior to the spin-off to the fair value immediately after the spin-off to measure the incremental compensation cost. The fair values immediately prior to and after spin-off were estimated using a binomial option pricing model. The conversion resulted in an increase in the fair value of the awards by $1.4 million, of which $1.2 million was recognized from the date of spin-off to September 30, 2015 and the remaining $0.2 million will be recognized in net earnings prospectively throughout the year ending June 30, 2016.
Incentive Equity Awards Granted by the Company
The 2014 Omnibus Award Plan ("2014 Plan") provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, and advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years.
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Stock-based compensation primarily consisted of the following for the three months ended September 30, 2015 and 2014:
Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the date of grant. Stock options are issued under a graded vesting schedule and generally have a term of ten years. Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.
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
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock generally vests over a one-year performance period and performance-based restricted stock units generally vest over a three-year performance period. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards." Certain of our performance-based awards are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of the Company's common stock compared to a peer group of companies. The fair value of performance-based awards subject to a market condition was determined using a Monte Carlo simulation model. The principal variable assumptions utilized in valuing performance-based awards subject to a market condition include the risk-free rate, stock volatility, dividend yield, and correlations between our stock price and the stock prices of the peer group of companies. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.
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
Performance-based restricted stock units are settled in either cash or stock, depending on the employee’s home country, and cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock units settled in cash is recorded over the vesting period, is initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date to the current stock value during the three-year performance period, based upon the probability that the performance target will be met. Compensation expense relating to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date. Dividend equivalents are paid on awards settled in stock under the performance-based restricted stock unit program.
The following table represents stock-based compensation expense and related income tax benefits for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended
	September 30,
	2015	2014
Cost of revenues	$1.2	$1.7
Selling, general and administrative expenses	4.6	3.7
Total pre-tax stock-based compensation expense	$5.8	$5.4

Income tax benefit	$2.1	$2.0
Stock-based compensation expense for the three months ended September 30, 2015 consisted of $5.9 million of expense related to equity classified awards, which was offset by a reduction in liability awards of $0.1 million as a result of the fair market value adjustment. Stock-based compensation expense for the three months ended September 30, 2014 consisted of expense allocated from ADP. As of September 30, 2015, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $4.3 million, $12.5 million, and $18.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years, 1.6 years, and 1.7 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2015 to September 30, 2015 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2015	2,021	$24.88
Options granted	147	50.80
Options exercised	(93)	16.64
Options canceled	(6)	25.39
Options outstanding as of September 30, 2015	2,069	$27.09
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2015	967	300
Restricted shares/units granted	233	64
Restricted shares/units vested	(447)	(114)
Restricted shares/units forfeited	(9)	(7)
Non-vested restricted shares/units as of September 30, 2015	744	243

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2015	70	222
Restricted shares/units granted	—	12
Dividend equivalents	—	1
Restricted shares/units vested	(70)	(8)
Restricted shares/units forfeited	—	—
Non-vested restricted shares/units as of September 30, 2015	—	227
The performance-based restricted stock units granted during the three months ended September 30, 2015 represent the units earned in excess of the target award based on fiscal 2015 results.
Pursuant to an authorized common stock repurchase program, the Company may purchase common stock in the open market or in privately negotiated transactions from time to time. During the three months ended September 30, 2015, the Company began reissuing treasury stock to satisfy issuances of vested restricted stock awards.
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
The following table presents the assumptions used to determine the fair value of stock options granted during the three months ended September 30, 2015:

Risk-free interest rate	1.8%
Dividend yield	0.9%
Weighted-average volatility factor	24.7%
Weighted-average expected life (in years)	6.3
Weighted-average fair value (in dollars)	$12.55

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
The Company recognized receivables from ADP of $0.5 million as of both September 30, 2015 and June 30, 2015 and payables to ADP of $3.8 million and $3.7 million as of September 30, 2015 and June 30, 2015, respectively, under the tax matters agreement.
Valuation Allowance
The Company had valuation allowances of $33.2 million and $33.4 million as of September 30, 2015 and June 30, 2015, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the three months ended September 30, 2015, the valuation allowance balance was adjusted for current year activity and currency exchange fluctuations.
Unrecognized Income Tax Benefits
As of September 30, 2015 and June 30, 2015, the Company had unrecognized income tax benefits of $2.0 million and $1.9 million, respectively, of which $1.7 million and $1.6 million, respectively, would impact the effective tax rate if recognized. During the three months ended September 30, 2015, the Company increased its unrecognized income tax benefits related to current year tax positions by $0.1 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2015 and 2014 was 36.1% and 36.4%, respectively. The effective tax rate for the three months ended September 30, 2014 was unfavorably impacted by certain separation costs that were not tax deductible, partially offset by a valuation allowance adjustment and the resolution of certain tax matters.

Note 9. Commitments and Contingencies
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

Note 10. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' equity. The Company's other comprehensive income (loss) for the three months ended September 30, 2015 and 2014 and AOCI balances as of September 30, 2015 and June 30, 2015 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $(16.8) million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $34.8 million and $51.6 million as of September 30, 2015 and June 30, 2015, respectively.

Note 11. Transactions with ADP
Prior to the spin-off, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided by ADP to the Company were operational and administrative infrastructure-related services, such as use of the e-mail domain “adp.com,” facilities sharing, procurement support, tax, human resources administrative services and services related to back office support, and software development in ADP's Indian facilities. Among the principal services to be provided by the Company to ADP were operational and administrative infrastructure-related services, such as facilities sharing, and human resources administrative services. The agreement expired and services under it ceased on September 30, 2015, the one year anniversary of the spin-off.
The Company entered into a data services agreement with ADP prior to the spin-off under which ADP will provide the Company with certain data center sharing services relating to the provision of information technology, platform support, hosting, and network services. The term of the agreement will expire two years after the spin-off date.
The Company entered into an intellectual property transfer agreement with ADP prior to the spin-off under which ADP assigned to the Company certain patents, trademarks, copyrights, and other intellectual property developed or owned by ADP or certain of its subsidiaries and with respect to which the Company is the primary or exclusive user today or the anticipated primary or exclusive user in the future. The term of the agreement is perpetual after the spin-off date.
The Company also entered into an employee matters agreement with ADP prior to the spin-off pursuant to which certain employee benefit matters will be addressed, such as the treatment of ADP options held by Company employees after the spin-off and the treatment of benefits for Company management employees who participate in and have accrued benefits under the ADP Supplemental Officers Retirement Plan. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which the Company's employees participate following the spin-off. ADP will remain responsible for the payment of all benefits under the ADP plans.
For the three months ended September 30, 2015, the Company recorded $0.9 million of expense related to the transition services agreement and $2.2 million of expense related to the data services agreement in the accompanying financial statements. There were no expenses incurred for the three months ended September 30, 2014 as these agreements were entered into in connection with the spin-off. As of September 30, 2015 and June 30, 2015, the Company had amounts payable to ADP under the transition services and data services agreements of $0.3 million and $7.8 million.

Note 12. Interim Financial Data by Segment
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
During the three months ended September 30, 2015, the Company began to report segment revenues and earnings before income taxes using actual foreign exchange rates. Previously, the Company's revenues and earnings before income taxes for each segment were adjusted to reflect budgeted foreign exchange rates, which resulted in a reconciling item for foreign exchange so as to present segment results on a consistent basis without the impact of fluctuations in foreign currency exchange rates. Segment information for the three months ended September 30, 2014 has been updated to conform to the new presentation and the effect of foreign exchange now resides within reportable segment revenues and earnings before income taxes.
Segment results:

	Revenues
	Three Months Ended
	September 30,
	2015	2014
Automotive Retail North America	$332.2	$327.7
Automotive Retail International	78.2	85.7
Digital Marketing	104.2	103.6
Total	$514.6	$517.0

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2015	2014
Automotive Retail North America	$102.4	$94.5
Automotive Retail International	14.2	12.6
Digital Marketing	10.5	8.1
Other (1)	(31.3)	(50.7)
Total	$95.8	$64.5

(1) Other includes $30.7 million of separation costs for the three months ended September 30, 2014.

Note 13. Subsequent Event
On October 2, 2015, the Company entered into a new lease agreement for a facility in Norwood, Ohio with a third party. This facility will be used for a client services center for North America and expects to employ approximately 1,000 people in customer-facing roles. The lease term is for 11 years commencing on June 1, 2016. The minimum lease commitment to be paid over the term of the agreement is $17.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other written or oral statements made from time to time by CDK Global, Inc. ("CDK" or the "Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could,” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

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

•
our ability to timely and effectively implement our business transformation plan, which is intended to increase operating efficiency and improve our global cost structure, while limiting or mitigating business disruption; and

•	the ability of significant stockholders of the Company and their affiliates to significantly influence our decisions.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” under “Item 1A. Risk Factors” of our Annual Report on Form 10-K (the “Form 10-K”) and in this Quarterly Report on Form 10-Q under “Item 1A. Risk Factors,” for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
The following discussion should be read in conjunction with our condensed consolidated and combined financial statements and accompanying notes thereto included elsewhere herein. In this Quarterly Report on Form 10-Q, all references to "we," "our," and "us" refer collectively to CDK and its consolidated subsidiaries.

RESULTS OF OPERATIONS
Executive Overview
We are the largest global provider, both in terms of revenues and geographic reach, of integrated technology and digital marketing/advertising solutions to the automotive retail industry. We have a 43 year history of providing innovative solutions to automotive retailers and original equipment manufacturers ("OEMs") to better manage, analyze and grow their businesses. Our solutions automate and integrate critical workflow processes from pre-sale targeted advertising and marketing campaigns to the sale, financing, insurance, parts supply, repair, and maintenance of vehicles, with an increasing focus on utilizing big data analytics and predictive intelligence. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
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
Automotive Retail North America
Through our ARNA segment, we provide technology-based solutions that help automotive retailers, OEMs, and other industry participants manage the sale, financing, insurance, parts supply, repair, and maintenance of vehicles. Our solutions help our clients streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats and other marine vehicles, and recreational vehicles.
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
Business Transformation Plan
During the fiscal year ended June 30, 2015, we initiated a three year business transformation plan that is intended to increase operating efficiency and improve the cost structure within our global operations. The business transformation plan is expected to produce significant benefits in our long-term business performance and is built on three pillars:

•	Drive operational excellence by streamlining our organization, simplifying our business and pricing, and engaging clients more efficiently;

•	Deliver organic growth by increasing our revenues annually in order to protect our market leadership position and enhance long-term value; and

•	Maintain disciplined capital allocation by preserving our strong balance sheet and debt ratios, financial flexibility, and a target cash balance.
We believe that the successful execution of our business transformation plan will result in a strong, go-forward financial profile as listed below:

•	Revenues estimated to grow 4% to 5% annually on average for the next three fiscal years, and 5% to 7% thereafter;

•
Additional EBITDA of $250 to $275 million estimated to be generated over the next three fiscal years resulting in significant margin expansion, with a targeted consolidated adjusted EBITDA margin for fiscal 2018 of 35%;

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

We expect to incur expenses in connection with the execution of our business transformation plan of approximately $150.0 million. These expenses are comprised of restructuring expenses of approximately $80.0 million and other expenses to implement the business transformation plan of $70.0 million. We expect to incur these expenses through fiscal 2018.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits and contract termination costs. The Company recognized $1.9 million of restructuring expenses for the three months ended September 30, 2015 and has recognized cumulative restructuring expenses of $4.3 million since initiation of the business transformation plan. Restructuring expenses are presented separately on the consolidated statement of operations. Restructuring expenses are recorded in the "Other" segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheet as of September 30, 2015. The following table summarizes the activity for the restructuring related accruals for the three months ended September 30, 2015:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	1.9	0.4	2.3
Cash payments	(1.4)	—	(1.4)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	—	—	—
Balance as of September 30, 2015	$2.5	$0.4	$2.9
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful life of our assets is adjusted. While these costs are directly attributable to our business transformation plan, they were not included in restructuring expenses on our consolidated and combined statement of operations. The Company recognized $1.7 million of other business transformation expenses for the three months ended September 30, 2015 and has recognized cumulative other business transformation expenses of $3.6 million since the initiation of the business transformation plan. Other business transformation expenses incurred for the three months ended September 30, 2015 include $0.1 million of accelerated depreciation expense. Other business transformation expenses incurred for the three months ended September 30, 2015 were recorded in the Other segment, and were included within cost of revenues and selling, general and administrative expenses on our consolidated and combined statement of operations.
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
Factors Affecting Comparability of Financial Results
Our Spin-Off from ADP
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. ("ADP") approved the spin-off of the Dealer Services business of ADP ("Dealer Services"). On September 30, 2014, the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Historical ADP Cost Allocations Versus CDK as a Stand-alone Company
Our historical combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These financial statements include the combined financial condition and results of operations of the Dealer Services business of ADP, which was the subject of the spin-off. The combined financial statements include allocated costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage.
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
As an independent public company, these obligations are ours and we bear all of these expenses directly. The historical allocation of ADP’s expenses to the Company may be significantly less than the actual costs we will incur as an independent public company. In addition to public company expenses, other general overhead transactions were handled for us by ADP, such as data center services, which, after the spin-off will still be provided by ADP, but will be transitioned to us by the end of the second year following the spin-off date based on the terms of agreements entered into with ADP.
Debt Financing
We entered into debt financing arrangements in connection with the spin-off. At the time of the spin-off, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of September 30, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "notes"). The issuance price of the senior notes was equal to the stated value. We used net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
Acquisitions and Divestiture
On April 2, 2015, Computerized Vehicle Registration, Inc. (“CVR”), our majority owned subsidiary, acquired AVRS, Inc. ("AVRS"), a provider of electronic vehicle registration software in California. CVR acquired all of the outstanding stock of AVRS under an agreement of merger. The results of operations of the acquired business are included in our consolidated and combined statements of operations since the acquisition date.

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
Key Performance Measures
We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business, and making operating and strategic decisions:
Dealer Management System Client Sites. We track the number of client sites that have an active DMS. Consistent with our strategy of growing our Automotive Retail client base, we view the number of client sites purchasing our DMS solutions as an indicator of market penetration for our Automotive Retail segments. Our DMS client site count includes retailers with an active DMS that sell vehicles in the automotive and adjacent markets. Adjacent markets include heavy truck dealerships that provide vehicles to the over-the-road trucking industry; recreation dealerships in the motorcycle, marine, and recreational vehicle industries, and heavy equipment dealerships in the agriculture and construction equipment industries. We consider a DMS to be active if we have billed a subscription fee for that solution during the most recently ended calendar month.
Average Revenue Per DMS Client Site. Average revenue per Automotive Retail DMS client site is an indicator of the adoption of our solutions by DMS clients, and we monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current client base through upgrading and expanding solutions and increasing transaction volumes. We calculate average revenue per DMS client site by dividing the monthly applicable revenue generated from our solutions in a period by the average number of DMS client sites in the period. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per DMS client site, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.
Websites. For the DM segment, we track the number of websites that we host and develop for our OEM and automotive retail clients as an indicator of business activity. The number of websites as of a specified date is the total number of full function dealer websites or portals that are currently accessible as of the end of the most recent calendar month.
Average Revenue Per Website. We monitor changes in our average revenue per website as an indicator of the relative depth of our relationships in our DM segment. We calculate average revenue per website by dividing the monthly revenue generated from our DM solutions in a period, excluding OEM advertising revenues, by the average number of client websites in the period. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per website, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.
OEM Advertising. For the DM segment, we track the amount of advertising revenue generated from OEMs on either a national or regional scale as a measure of our effectiveness in delivering advertising services to the OEM market.
Results of Operations
The following is a discussion of the results of our consolidated and combined operations for the three months ended September 30, 2015 and 2014. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
Our consolidated and combined results of operations, non-GAAP measures, segment revenues, and segment earnings before income taxes for the three months ended September 30, 2014 have been revised to reflect sales-type lease accounting for certain hardware components of our DMS and integrated solutions and to reflect the revised presentation of the noncontrolling interest in the earnings of CVR. Refer to Note 1 - Basis of Presentation in the accompanying Notes to the unaudited condensed consolidated and combined financial statements.

The table below presents consolidated and combined results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Revenues	$514.6	$517.0	$(2.4)	—%
Cost of revenues	310.8	311.5	(0.7)	—%
Selling, general, and administrative costs	97.4	110.5	(13.1)	(12)%
Restructuring expenses	1.9	—	1.9	n/m
Separation costs	—	30.7	(30.7)	(100)%
Total expenses	410.1	452.7	(42.6)	(9)%
Operating earnings	104.5	64.3	40.2	63%
Interest expense	(9.3)	(1.1)	(8.2)	n/m
Other income, net	0.6	1.3	(0.7)	(54)%
Earnings before income taxes	95.8	64.5	31.3	49%
Margin %	18.6%	12.5%
Provision for income taxes	(34.6)	(23.5)	(11.1)	47%
Effective tax rate	36.1%	36.4%
Net earnings	61.2	41.0	20.2	49%
Less: net earnings attributable to noncontrolling interest	2.2	2.0	0.2	10%
Net earnings attributable to CDK	$59.0	$39.0	$20.0	51%
Revenues. Revenues for the three months ended September 30, 2015 were $514.6 million, a decrease of $2.4 million, as compared to $517.0 million for the three months ended September 30, 2014. The ARNA segment contributed $4.5 million and the DM segment contributed $0.6 million of revenue growth, offset by a decrease in revenues in the ARI segment of $7.5 million. See the discussion below for drivers of each segment's revenue growth.
We also review revenues on a constant currency basis to understand underlying business trends. We computed constant currency by translating results for the three months ended September 30, 2015 using the average monthly exchange rates for the three months ended September 30, 2014. Revenues for the three months ended September 30, 2015 increased by 3% on a constant currency basis as shown in the table below.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Revenues	$514.6	$517.0	$(2.4)	—%
Impact of exchange rates	15.7	—	15.7
Constant currency revenues	$530.3	$517.0	$13.3	3%
The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Euro, the Canadian dollar, and the Pound Sterling.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2015 decreased by $0.7 million as compared to the three months ended September 30, 2014. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $8.6 million. In addition, cost of revenues was impacted by lower costs as a result of the sale of the Internet sales leads business and lower full-time equivalent headcount resulting in lower payroll and related costs, partially offset by increased direct operating expenses to support product growth and the acquisition of AVRS and increased costs associated with the migration of hosting facilities that support the ARNA and DM segments. Cost of revenues also included expenses to research, develop, and deploy new and enhanced solutions for our clients of $39.5 million and $42.2 million for the three months ended September 30, 2015 and 2014, respectively, representing 8% of revenues in both periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2015 decreased by $13.1 million, or 12%, as compared to the three months ended September 30, 2014. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $3.6 million. In addition, selling, general and administrative expenses were impacted by trademark royalty expense incurred during the three months ended September 30, 2014 prior to the spin-off, lower full-time equivalent headcount resulting in lower payroll and related costs, a prior year non-recurring severance accrual in the ARNA segment, and the extinguishment of a vendor-related contractual obligation in the ARNA segment, partially offset by costs incurred related to the formation of corporate departments as a stand-alone public company.
Restructuring Expenses. Restructuring expenses represent employee-related costs and contract termination costs incurred in connection with the business transformation plan we initiated in the fiscal year ended June 30, 2015. Restructuring expenses for the three months ended September 30, 2015 were $1.9 million; there were no restructuring expenses for the three months ended September 30, 2014 as there was no comparable business transformation plan.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and were primarily related to professional services. Separation costs for the three months ended September 30, 2014 were $30.7 million; there were no comparable costs incurred for the three months ended September 30, 2015.
Interest Expense. Interest expense for the three months ended September 30, 2015 increased by $8.2 million as compared to the three months ended September 30, 2014 due to borrowings under our term loan facility and senior notes, revolving credit facility commitment fees, and amortization of deferred financing costs.
Other Income, net. Other income, net for the three months ended September 30, 2015 decreased by $0.7 million as compared to the three months ended September 30, 2014 due primarily to a mark-to-market adjustment related to certain investments.
Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2015 was 36.1% as compared to 36.4% for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2014 was unfavorably impacted by certain separation costs that were not tax deductible, partially offset by a valuation allowance adjustment, and the resolution of certain tax matters.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended September 30, 2015 was $59.0 million, an increase of $20.0 million, or 51%, as compared to $39.0 million for the three months ended September 30, 2014. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
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
Adjusted revenues for the three months ended September 30, 2014 excludes the revenues related to the Internet sales leads business sold on May 21, 2015. Adjusted earnings before income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share for the reporting periods ended September 30, 2015 and 2014 reflect adjustments to exclude costs directly attributable to our spin-off from ADP, incremental costs associated with the formation of corporate departments as a stand-alone public company, costs attributable to the business transformation plan, earnings related to the Internet sales leads business, and the tax effect of the pre-tax adjustments. Adjusted provision for income taxes reflects the tax effect of the pre-tax adjustments.
We also review adjusted revenues and adjusted earnings before income taxes on a constant currency basis to understand underlying business trends. We computed constant currency by translating results for the three months ended September 30, 2015 using the average monthly exchange rates for the three months ended September 30, 2014. As a result, constant currency results exclude the effects of foreign currency.

The tables below present the reconciliation of the most directly comparable GAAP measure to adjusted revenues, adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Revenues	$514.6	$517.0	$(2.4)	—%
Internet sales leads revenues (1)	—	(14.1)	14.1
Adjusted revenues	$514.6	$502.9	$11.7	2%
Impact of exchange rates	15.7	—	15.7
Constant currency adjusted revenues	$530.3	$502.9	$27.4	5%

Earnings before income taxes	$95.8	$64.5	$31.3	49%
Separation costs (2)	—	30.7	(30.7)
Stand-alone public company costs (3)	—	(10.3)	10.3
Trademark royalty fee (4)	—	5.7	(5.7)
Stock-based compensation (3)	—	(0.4)	0.4
Interest expense (3)	—	(8.2)	8.2
Restructuring expenses (5)	1.9	—	1.9
Other business transformation expenses (5)	1.7	—	1.7
Internet sales leads earnings (1)	—	(1.0)	1.0
Adjusted earnings before income taxes	$99.4	$81.0	$18.4	23%
Adjusted margin %	19.3%	16.1%	320 bps
Impact of exchange rates	3.6	—	3.6
Constant currency adjusted earnings before income taxes	$103.0	$81.0	$22.0	27%

Provision for income taxes	$34.6	$23.5	$11.1	47%
Income tax effect of pre-tax adjustments (6)	1.2	1.7	(0.5)
Adjusted provision for income taxes	$35.8	$25.2	$10.6	42%
Adjusted effective tax rate	36.0%	31.1%

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Net earnings attributable to CDK	$59.0	$39.0	$20.0	51%
Separation costs (2)	—	30.7	(30.7)
Stand-alone public company costs (3)	—	(10.3)	10.3
Trademark royalty fee (4)	—	5.7	(5.7)
Stock-based compensation (3)	—	(0.4)	0.4
Interest expense (3)	—	(8.2)	8.2
Restructuring expenses (5)	1.9	—	1.9
Other business transformation expenses (5)	1.7	—	1.7
Internet sales leads earnings (1)	—	(1.0)	1.0
Income tax effect of pre-tax adjustments (6)	(1.2)	(1.7)	0.5
Adjusted net earnings attributable to CDK	$61.4	$53.8	$7.6	14%

Adjusted net earnings attributable to CDK per common share:
Basic	$0.39	$0.33		18%
Diluted	$0.38	$0.33		15%

Weighted-average common shares outstanding:
Basic (7)	159.2	160.6
Diluted (7)	160.7	160.6
(1) Elimination of revenues and earnings before income taxes related to the Internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015.
(2) Incremental costs incurred for the three months ended September 30, 2014 that were directly attributable to the spin-off from ADP.
(3) Incremental costs associated with the formation of corporate departments as a stand-alone public company, incremental stock-based compensation expenses incurred for staff additions to build out corporate functions and director compensation costs, and interest expense related to our indebtedness. These costs were incurred in the three months ended September 30, 2015 and have been reflected as adjustments in the three months ended September 30, 2014 to present these periods on a comparable basis.
(4) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the three months ended September 30, 2014, prior to our spin-off from ADP, as there was no comparable royalty for the three months ended September 30, 2015.
(5) Restructuring expense recognized in connection with our business transformation plan for the three months ended September 30, 2015. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three months ended September 30, 2015.
(6) Income tax effect of pre-tax adjustments including separation costs for the three months ended September 30, 2014, which were partially tax deductible, and the tax effect of the Internet sales leads business.
(7) During the three months ended September 30, 2015, we became aware that 1.0 million shares of common stock were inadvertently issued and distributed at the spin-off to ADP with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014. The effect of this correction is reflected in weighted-average common shares outstanding for the three months ended September 30, 2015. For additional information on this matter, refer to Note 1 - Basis of Presentation in the accompanying unaudited condensed consolidated and combined financial statements in this Quarterly Report on Form 10-Q.

Adjusted Revenues. Adjusted revenues for the three months ended September 30, 2015 were $514.6 million, an increase of $11.7 million, or 2%, as compared to $502.9 million for the three months ended September 30, 2014. Adjusted revenues were unfavorably impacted by the same currencies discussed above in revenues, which contributed a decrease of $15.7 million. Adjusted revenues were favorably impacted by increased revenues in the underlying operations of all of our segments, excluding the effect of revenues related to the Internet sales leads business in ARNA and including the effect of revenues contributed by the acquisition of AVRS.
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for the three months ended September 30, 2015 were $99.4 million, an increase of $18.4 million, or 23%, as compared to $81.0 million for the three months ended September 30, 2014. Margin increased from 16.1% to 19.3%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $3.6 million. Adjusted earnings before income taxes were favorably impacted by revenue growth in our segments, operating efficiencies, a prior year non-recurring severance accrual in the ARNA segment, the extinguishment of a vendor-related contractual obligation in the ARNA segment, and an adjustment to the fiscal bonus accrual. Operating efficiencies were driven by lower full-time equivalent headcount resulting in lower payroll and related costs. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the ARNA and DM segments.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended September 30, 2015 was 36.0% as compared to 31.1% for the three months ended September 30, 2014. The adjusted effective tax rate for the three months ended September 30, 2014 was favorably impacted by a valuation allowance adjustment.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended September 30, 2015 were $61.4 million, an increase of $7.6 million, or 14%, as compared to $53.8 million for the three months ended September 30, 2014. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.
Adjusted EBITDA for the periods ended September 30, 2015 and 2014 represents earnings before income taxes adjusted to exclude interest expense, depreciation and amortization, costs directly attributable to our spin-off from ADP, incremental costs associated with the formation of corporate departments as a stand-alone public company, total stock-based compensation expense, costs attributable to the business transformation plan, and earnings related to the Internet sales leads business. Because adjusted EBITDA is not a measure of performance that is calculated in accordance with GAAP, it should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
The table below presents the reconciliation of earnings before income taxes to adjusted EBITDA.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Earnings before income taxes	$95.8	$64.5	$31.3	49%
Interest expense (1)	9.3	1.1	8.2
Depreciation and amortization (2)	14.0	13.9	0.1
Separation costs (3)	—	30.7	(30.7)
Stand-alone public company costs (4)	—	(10.3)	10.3
Trademark royalty fee (5)	—	5.7	(5.7)
Total stock-based compensation (6)	5.8	5.4	0.4
Restructuring expenses (7)	1.9	—	1.9
Other business transformation expenses (7)	1.6	—	1.6
Internet sales leads earnings (8)	—	(1.0)	1.0
Adjusted EBITDA	$128.4	$110.0	$18.4	17%
Adjusted margin %	25.0%	21.9%	310 bps

(1) Interest expense included within the financial statements for the periods presented.
(2) Depreciation and amortization included within the financial statements for the periods presented.
(3) Incremental costs incurred for the three months ended September 30, 2014 that were directly attributable to the spin-off from ADP.

(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company.
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the three months ended September 30, 2014, prior to our spin-off from ADP, as there was no comparable royalty for the three months ended September 30, 2015.
(6) Total stock-based compensation expense recognized for the periods presented.
(7) Restructuring expense recognized in connection with our business transformation plan for the three months ended September 30, 2015. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three months ended September 30, 2015. Other business transformation expenses exclude $0.1 million of accelerated depreciation expense.
(8) Elimination of earnings before income taxes related to the Internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015.
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2015 was $128.4 million, an increase of $18.4 million, or 17%, as compared to $110.0 million for the three months ended September 30, 2014. Adjusted margin increased from 21.9% to 25.0%. The increase in adjusted EBITDA was favorably impacted by revenue growth in our segments, operating efficiencies, a prior year non-recurring severance accrual in the ARNA segment, the extinguishment of a vendor-related contractual obligation in the ARNA segment, and an adjustment to the fiscal bonus accrual. Operating efficiencies were driven by lower full-time equivalent headcount resulting in lower payroll and related costs. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the ARNA and DM segments and fluctuations in foreign currency exchange rates.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three months ended September 30, 2015 and 2014. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
During the three months ended September 30, 2015, the Company began to report segment revenues and earnings before income taxes using actual foreign exchange rates. Previously, the Company's revenues and earnings before income taxes for each segment were adjusted to reflect budgeted foreign exchange rates, which resulted in a reconciling item for foreign exchange so as to present segment results on a consistent basis without the impact of fluctuations in foreign currency exchange rates. Segment information for the three months ended September 30, 2014 has been updated to conform to the new presentation and the effect of foreign exchange now resides within reportable segment revenues and earnings before income taxes.
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
We also review segment results on a constant currency basis to understand underlying business trends. We computed constant currency by translating results for the three months ended September 30, 2015 using the average monthly exchange rates for the three months ended September 30, 2014. As a result, constant currency results exclude the effects of foreign currency.

Segment Financial Data
The table below presents revenues and earnings before income taxes by segment for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Segment Revenues
Automotive Retail North America	$332.2	$327.7	$4.5	1%
Automotive Retail International	78.2	85.7	(7.5)	(9)%
Digital Marketing	104.2	103.6	0.6	1%
Total Revenues	$514.6	$517.0	$(2.4)	—%

Segment Earnings before Income Taxes
Automotive Retail North America	$102.4	$94.5	$7.9	8%
Margin %	30.8%	28.8%
Automotive Retail International	14.2	12.6	1.6	13%
Margin %	18.2%	14.7%
Digital Marketing	10.5	8.1	2.4	30%
Margin %	10.1%	7.8%
Other	(31.3)	(50.7)	19.4	(38)%
Total Earnings before Income Taxes	$95.8	$64.5	$31.3	49%
Margin %	18.6%	12.5%
Automotive Retail North America Segment
The table below presents the reconciliation of revenues to adjusted revenues and earnings before income taxes to adjusted earnings before income taxes for the ARNA segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Revenues	$332.2	$327.7	$4.5	1%
Internet sales leads revenues	—	(14.1)	14.1
Adjusted revenues	$332.2	$313.6	$18.6	6%
Impact of exchange rates	4.4	—	4.4
Constant currency adjusted revenues	$336.6	$313.6	$23.0	7%
Revenues. ARNA revenues increased by $4.5 million, or 1%, to $332.2 million for the three months ended September 30, 2015 as compared to $327.7 million for the three months ended September 30, 2014. ARNA revenues were unfavorably impacted by the strength of the U.S. dollar against the Canadian dollar on a constant currency basis, which contributed to a decrease of $4.4 million, or approximately 1 percentage point. In addition, ARNA revenues were unfavorably impacted by the Internet sales leads business, which was sold on May 21, 2015 and contributed $14.1 million in revenues during the three months ended September 30, 2014. The impact of the Internet sales leads business on revenues was a decrement of approximately 5 percentage points.
Favorable contributions to revenue growth included the following. DMS client site count as of September 30, 2015 was 14,277 sites, an increase of approximately 4%, as compared to 13,687 sites as of September 30, 2014. In addition, we experienced 5% growth in average revenue per DMS client site, which resulted from a combination of increased sales of new or expanded solutions to our existing client base and pricing. On a combined basis, the increase in DMS client sites and average revenue per DMS client site contributed $17.9 million of revenue growth, or approximately 5.7 percentage points. Transaction related revenues due to vehicle registrations, which include the effect of revenues contributed by the AVRS acquisition, contributed $5.0 million of revenue growth, or approximately 1.6 percentage points. Other revenue items such as hardware sales, consulting, and data aggregation services contributed $0.1 million revenue growth.

Organic revenue growth excluding the effect of revenues contributed by the AVRS acquisition and the Internet sales leads business was 4%.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%	Basis Points
Earnings before income taxes	$102.4	$94.5	$7.9	8%
Margin %	30.8%	28.8%			200
Stand-alone public company costs	—	(2.1)	2.1
Internet sales leads earnings	—	(1.0)	1.0
Adjusted earnings before income taxes	$102.4	$91.4	$11.0	12%
Adjusted margin %	30.8%	29.1%			170
Impact of exchange rates	1.8	—	1.8
Constant currency adjusted earnings before income taxes	$104.2	$91.4	$12.8	14%
Earnings Before Income Taxes. ARNA earnings before income taxes increased by $7.9 million, or 8%, to $102.4 million for the three months ended September 30, 2015 as compared to $94.5 million for the three months ended September 30, 2014. Margin increased from 28.8% to 30.8% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The constant currency impact of foreign exchange rates on ARNA earnings before income taxes was a decrease of $1.8 million, or approximately 2 percentage points. The effect of the Internet sales leads business and stand-alone public company costs on earnings before income taxes contributed to a decrease of approximately 4 percentage points.
ARNA earnings before income taxes were favorably impacted by revenue growth as discussed above, operating efficiencies, the sale of the Internet sales leads business, which was a lower margin business, a prior year non-recurring severance accrual, and the extinguishment of a vendor-related contractual obligation. Operating efficiencies were driven by lower expense as a result of geographic labor mix and hiring control. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities and stand-alone public company costs.
Automotive Retail International Segment
There were no non-GAAP adjustments to the ARI segment for the three months ended September 30, 2015 and 2014. The table below presents the reconciliation of revenues and earnings before income taxes for the ARI segment on a constant currency basis.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Revenues	$78.2	$85.7	$(7.5)	(9)%
Impact of exchange rates	10.8	—	10.8
Constant currency revenues	$89.0	$85.7	$3.3	4%
Revenues. ARI revenues decreased by $7.5 million, or 9%, to $78.2 million for the three months ended September 30, 2015 as compared to $85.7 million for the three months ended September 30, 2014. ARI revenues were impacted by the strength of the U.S. dollar against the Euro and the Pound Sterling, which contributed to a decline of $10.8 million, or 13 percentage points. ARI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per client site.

	Three Months Ended				Basis Point
	September 30,		Change		Change
	2015	2014	$	%
Earnings before income taxes	$14.2	$12.6	$1.6	13%
Margin %	18.2%	14.7%			350
Impact of exchange rates	1.6	—	1.6
Constant currency earnings before income taxes	$15.8	$12.6	$3.2	25%
Earnings Before Income Taxes. ARI earnings before income taxes increased by $1.6 million, or 13%, to $14.2 million for the three months ended September 30, 2015 as compared to $12.6 million for the three months ended September 30, 2014. Margin increased from 14.7% to 18.2%. The constant currency impact of foreign exchange rates on ARI earnings before income taxes was a decrease of $1.6 million, or 12 percentage points. ARI earnings before income taxes were favorably impacted by operating efficiencies, which resulted from increased average revenue per client and flat full-time equivalent headcount. In addition, margin was favorably impacted by an increase in a foreign tax rebate and an adjustment to the fiscal bonus accrual.
Digital Marketing Segment
There were no non-GAAP adjustments to the DM segment for the three months ended September 30, 2015 and 2014. The table below presents the reconciliation of revenues and earnings before income taxes for the DM segment on a constant currency basis.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Revenues	$104.2	$103.6	$0.6	1%
Impact of exchange rates	0.5		0.5
Constant currency revenues	$104.7	$103.6	$1.1	1%
Revenues. DM revenues increased by $0.6 million, or 1%, to $104.2 million for the three months ended September 30, 2015 as compared to $103.6 million for the three months ended September 30, 2014. The constant currency impact of foreign exchange rates on DM revenues was a decrease of $0.5 million. The overall increase was due to an increase in average monthly revenue per website of 11%, which contributed $7.2 million, or 7 percentage points, of revenue growth and was attributable to increased advertising per website. OEM advertising revenues increased 7%, which contributed $1.8 million, or 2 percentage points, of revenue growth. We experienced a decrease in website count resulting from changes to certain OEM programs of 11%, which contributed $8.0 million, or 8 percentage points, of revenue decrement.

	Three Months Ended
	September 30,		Change		Change
	2015	2014	$	%	Basis Points
Earnings before income taxes	$10.5	$8.1	$2.4	30%
Margin %	10.1%	7.8%			230
Impact of exchange rates	0.2		0.2
Constant currency earnings before income taxes	$10.7	$8.1	$2.6	32%
    Earnings Before Income Taxes. DM earnings before income taxes increased by $2.4 million to $10.5 million for the three months ended September 30, 2015 as compared to $8.1 million for the three months ended September 30, 2014. Margin increased from 7.8% to 10.1% primarily due to lower expenses as a result of lower full-time equivalent headcount, partially offset by increased costs associated with the migration of hosting facilities. The constant currency impact of foreign exchange rates on DM earnings before income taxes was a decrease of $0.2 million, or 2 percentage points.

Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
Loss before income taxes	$(31.3)	$(50.7)	$19.4	(38)%
Separation costs	—	30.7	(30.7)
Stand-alone public company costs	—	(8.2)	8.2
Trademark royalty fee	—	5.7	(5.7)
Stock-based compensation	—	(0.4)	0.4
Interest expense	—	(8.2)	8.2
Restructuring expenses	1.9	—	1.9
Other business transformation expenses	1.7	—	1.7
Adjusted loss before income taxes	$(27.7)	$(31.1)	$3.4	(11)%
Impact of exchange rates	—
Constant currency loss before income taxes	$(27.7)	$(31.1)	$3.4	(11)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, stand-alone public company costs, costs that are directly attributable to our spin-off from ADP, costs attributable to the business transformation plan, the trademark royalty fee charged by ADP prior to the spin-off, and certain unallocated expenses.
Loss Before Income Taxes. The loss before income taxes in Other decreased by $19.4 million, or 38%, to $31.3 million for the three months ended September 30, 2015 as compared to $50.7 million for the three months ended September 30, 2014. Other loss before income taxes were favorably impacted by stand-alone public company costs, increased interest expense associated with our indebtedness, and expenses associated with our business transformation plan, partially offset by separation costs and the trademark royalty fee charged by ADP for the three months ended September 30, 2014, an adjustment to the fiscal bonus accrual, and the realization of a gain on foreign currency denominated transactions with our shared services facility in India.
Adjusted Loss Before Income Taxes. The adjusted loss before income taxes decreased by $3.4 million, or 11%, to $27.7 million for the three months ended September 30, 2015 as compared to $31.1 million for the three months ended September 30, 2014 primarily due to an adjustment to the fiscal bonus accrual and the realization of a gain on foreign currency denominated transactions with our shared services facility in India.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Structure Overview
Our principal source of liquidity is derived from cash generated through operations. At present, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover our cash needs for working capital, capital expenditures, strategic acquisitions, anticipated quarterly dividends, and stock repurchases.
As of September 30, 2015, cash and cash equivalents were $359.6 million, total CDK stockholders' equity was $788.2 million, and total debt was $981.9 million, net of unamortized financing costs of $7.6 million. Working capital at September 30, 2015 was $435.8 million, as compared to $399.8 million as of June 30, 2015. Working capital as presented herein excludes current maturities of long-term debt.
We entered into debt financing arrangements in connection with the spin-off. At the time of the spin-off, we borrowed $250.0 million under our term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of September 30, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. The issuance price of the senior notes was equal to the stated value. We used net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
Of the $359.6 million of cash and cash equivalents held as of September 30, 2015, $143.5 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. A minimal amount of U.S. income tax has been accrued on the undistributed foreign earnings since our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings.
Dividends to Common Stockholders
The Board of Directors declared a quarterly cash dividend of $0.12 per share payable on September 29, 2015 to shareholders of record at the close of business on September 1, 2015. We paid dividends of $19.2 million during the three months ended September 30, 2015.
Stock Repurchase Program
On January 20, 2015, the Board of Directors authorized the repurchase of up to 10.0 million shares of our common stock expiring on January 19, 2018. Under the authorization for the stock repurchase program, we may purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow. We made open market repurchases of 0.2 million shares of our common stock at an average price per share of $51.98 during the three months ended September 30, 2015 for a total cost of approximately $10.3 million.
Cash Flows
Our consolidated and combined cash flows for the three months ended September 30, 2014 have been revised to reflect sales-type lease accounting for certain hardware components of our DMS and integrated solutions, the revised presentation of the noncontrolling interest in the earnings of CVR, and the reclassification of net advances of parent company investment from investing activities to financing activities. Refer to Note 1 - Basis of Presentation in the accompanying Notes to the unaudited condensed consolidated and combined financial statements.
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for the three months ended September 30, 2015 and 2014, are summarized as follows:

	Three Months Ended
	September 30,
	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$5.2	$20.9	$(15.7)
Investing activities	(15.9)	33.7	(49.6)
Financing activities	(34.1)	(92.0)	57.9
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(10.1)	6.3
Net change in cash and cash equivalents	$(48.6)	$(47.5)	$(1.1)
Net cash flows provided by operating activities were $5.2 million for the three months ended September 30, 2015 as compared to $20.9 million for the three months ended September 30, 2014. This $15.7 million decrease was primarily due to a comparative increase of $48.6 million in net working capital components, which was due to the timing of cash payments made to our vendors and employees and cash payments received from our clients in the normal course of business. Net earnings adjusted for non-cash items increased by $32.9 million when compared to the three months ended September 30, 2014 due to earnings growth in our business and a lower current tax liability due to higher employee compensation-related payments.

Net cash flows used in investing activities were $15.9 million for the three months ended September 30, 2015 as compared to net cash flows provided by investing activities of $33.7 million for the three months ended September 30, 2014. This $49.6 million increase in cash used in investing activities was primarily due to $40.6 million of proceeds from notes receivable from ADP and its affiliates during the three months ended September 30, 2014, which did not recur following the spin-off. In addition, there was an increase in contributions to investments of $6.7 million during the three months ended September 30, 2015.
Net cash flows used in financing activities were $34.1 million for the three months ended September 30, 2015 as compared to $92.0 million used in financing activities for the three months ended September 30, 2014. This $57.9 million decrease in cash used in financing activities is primarily due to cash used in financing activities as a result of our spin-off from ADP during the three months ended September 30, 2014, which exceeded cash used during the three months ended September 30, 2015 for the payment of dividends to our stockholders of $19.2 million, the repurchase of common stock for $11.0 million, and the repayment of debt and capital lease obligations of $3.3 million. During the three months ended September 30, 2014, cash used in financing activities was primarily impacted by proceeds from long-term debt of $1.0 billion, which consists of $250.0 million from our term loan facility and $750.0 million from our bridge loan facility, offset by outflows related to the dividend paid to ADP in connection with our spin-off of $825.0 million, net transactions of parent company investment of $240.8 million, and repayments of notes payable to ADP and its affiliates of $21.9 million.
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
We are generally required to indemnify ADP against any tax resulting from the spin-off (and against any claims made against ADP in respect of any tax imposed on its stockholders), in each case if that tax results from (i) an issuance of a significant amount of our equity securities, a redemption of a significant amount of our equity securities or our involvement in other significant acquisitions of our equity securities (excluding the spin-off), (ii) other actions or failures to act by us or (iii) any of our representations or undertakings referred to in the tax matters agreement being incorrect or violated. ADP is generally required to indemnify us for any tax resulting from the spin-off if that tax results from (a) ADP's issuance of its equity securities, redemption of its equity securities or involvement in other acquisitions of its equity securities, (b) other actions or failures to act by ADP, or (c) any of ADP's representations or undertakings referred to in the tax matters agreement being incorrect or violated.
Prior to the spin-off, we entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided by ADP to us were operational and administrative infrastructure-related services, such as use of the e-mail domain “adp.com,” facilities sharing, procurement support, tax, human resources, administrative services and services related to back office support, and software development in our Indian facilities. Among the principal services to be provided by us to ADP were operational and administrative infrastructure-related services, such as facilities sharing and human resources administrative services. The agreement expired and services under it ceased on September 30, 2015, the one-year anniversary of the spin-off.
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
We also entered into an employee matters agreement with ADP prior to the spin-off pursuant to which certain employee benefit matters are addressed, such as the treatment of ADP options held by our employees after the spin-off and the treatment of benefits for Company management employees who participate in and have accrued benefits under the ADP Supplemental Officers Retirement Plan. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which our employees participate following the spin-off. ADP will remain responsible for the payment of all benefits under the ADP plans.
In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facility as those arrangements contain interest rates that are not fixed. As of September 30, 2015, our revolving credit facility was undrawn. The interest rate per annum on the term loan facility was 1.70% as of September 30, 2015. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the three months ended September 30, 2015.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of September 30, 2015, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $2.3 million for the three months ended September 30, 2015.
We manage our exposure to these market risks through our regular operating and financing activities. We may in the future use derivative financial instruments as risk management tools.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated and combined financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated and combined financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Since the date of the Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we use in applying them.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 requires that if the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-05 will not have a material impact on our consolidated and combined results of operations, financial condition, or cash flows.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have an impact on our consolidated and combined results of operations, financial condition, or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. In July 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, this standard will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. We have not yet determined the impact of ASU 2014-09 on the consolidated and combined results of operations, financial condition, or cash flows.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the SEC. You should be aware that these risk factors and other information may not describe every risk facing our Company. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the "Risk Factors" section of our Form 10-K filed with the SEC.
We have clients in over 100 countries, where we are subject to country-specific risks that could negatively impact our business, results of operations, and financial condition.
During the three months ended September 30, 2015, we generated approximately 20% of our revenues outside of the United States, and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number that May Yet Be Purchased Under the Program (2)
July 1 - 31, 2015	131,947	$52.75	131,947	8,816,884
August 1 - 31, 2015	66,300	$50.45	66,300	8,750,584
September 1 - 30, 2015	171,144	$49.30	—	8,750,584
Total	369,391	$50.74	198,247
(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock were withheld upon vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purpose have been included within the total number of shares purchased.
(2) On January 20, 2015, our Board of Directors authorized us to repurchase up to 10.0 million shares of our common stock under a program expiring on January 19, 2018.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.1	9/9/2015
10.2	Form of UK Sub-Plan Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.2	9/9/2015
10.3	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.3	9/9/2015
10.4	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.4	9/9/2015
10.5	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K/A	1-36486	10.5	9/22/2015
10.6	Amended and Restated Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)	8-K	1-36486	10.6	9/9/2015
10.7	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director)					X
10.8	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director)					X
31.1	Certification by Steven J. Anenen pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Steven J. Anenen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	November 3, 2015	/s/ Alfred A. Nietzel Alfred A. Nietzel

Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)