Form 10-Q
period 2015-12-31
CDK Global, Inc.
filed 2016-02-03
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of January 29, 2016 was 155,276,390.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated and Combined Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues	$520.1	$517.0	$1,034.7	$1,034.0

Expenses:
Cost of revenues	301.2	323.3	612.0	634.8
Selling, general and administrative expenses	105.8	105.9	203.2	216.4
Restructuring expenses	1.8	—	3.7	—
Separation costs	—	3.3	—	34.0
Total expenses	408.8	432.5	818.9	885.2
Operating earnings	111.3	84.5	215.8	148.8

Interest expense	(9.5)	(9.0)	(18.8)	(10.1)
Other income, net	5.0	1.6	5.6	2.9

Earnings before income taxes	106.8	77.1	202.6	141.6

Provision for income taxes	(37.1)	(32.7)	(71.7)	(56.2)

Net earnings	69.7	44.4	130.9	85.4
Less: net earnings attributable to noncontrolling interest	1.5	2.0	3.7	4.0
Net earnings attributable to CDK	$68.2	$42.4	$127.2	$81.4

Net earnings attributable to CDK per common share:
Basic	$0.43	$0.26	$0.80	$0.51
Diluted	$0.43	$0.26	$0.80	$0.50

Weighted-average common shares outstanding:
Basic	158.7	160.7	158.9	160.7
Diluted	159.7	161.8	160.0	161.2

Dividends declared per common share	$0.135	$0.120	$0.255	$0.120

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net earnings	$69.7	$44.4	$130.9	$85.4
Other comprehensive loss:
Currency translation adjustments	(15.0)	(19.5)	(31.8)	(16.9)
Other comprehensive loss	(15.0)	(19.5)	(31.8)	(16.9)
Comprehensive income	54.7	24.9	99.1	68.5
Less: comprehensive income attributable to noncontrolling interest	1.5	2.0	3.7	4.0
Comprehensive income attributable to CDK	$53.2	$22.9	$95.4	$64.5

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	December 31,	June 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$347.5	$408.2
Accounts receivable, net of allowances of $7.0 and $6.8, respectively	378.9	314.6
Other current assets	190.7	162.4
Total current assets	917.1	885.2
Property, plant and equipment, net	101.4	100.0
Other assets	223.3	224.1
Goodwill	1,187.3	1,209.9
Intangible assets, net	86.9	99.3
Total assets	$2,516.0	$2,518.5

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$26.4	$13.0
Accounts payable	13.4	21.7
Accrued expenses and other current liabilities	159.2	154.4
Accrued payroll and payroll-related expenses	71.0	123.2
Short-term deferred revenues	173.4	186.1
Total current liabilities	443.4	498.4
Long-term debt and capital lease obligations	1,202.2	971.1
Long-term deferred revenues	157.7	162.9
Deferred income taxes	71.8	58.2
Other liabilities	45.1	43.8
Total liabilities	1,920.2	1,734.4

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 161.3 shares, respectively; outstanding, 155.2 and 160.2 shares, respectively	1.6	1.6
Additional paid-in-capital	629.6	686.5
Retained earnings	167.8	81.2
Treasury stock, at cost: 5.1 and 1.1 shares, respectively	(240.6)	(50.7)
Accumulated other comprehensive income	19.8	51.6
Total CDK stockholders' equity	578.2	770.2
Noncontrolling interest	17.6	13.9
Total equity	595.8	784.1
Total liabilities and equity	$2,516.0	$2,518.5

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$130.9	$85.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	28.7	43.4
Deferred income taxes	19.0	2.3
Stock-based compensation expense	12.8	13.4
Pension expense	—	1.0
Other	(5.0)	(5.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(69.8)	(27.7)
Increase in other assets	(41.6)	(18.0)
Decrease in accounts payable	(7.8)	(0.7)
(Decrease) increase in accrued expenses and other liabilities	(41.4)	11.8
Net cash flows provided by operating activities	25.8	105.0

Cash Flows from Investing Activities:
Capital expenditures	(18.1)	(14.5)
Proceeds from sale of property, plant and equipment	—	0.9
Capitalized software	(2.1)	(2.0)
Contributions to investments	(6.7)	—
Proceeds from investments	7.7	—
Proceeds from notes receivable from ADP and its affiliates	—	40.6
Net cash flows (used in) provided by investing activities	(19.2)	25.0

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	—	(21.9)
Net transactions of parent company investment	—	(240.8)
Proceeds from long-term debt	250.0	1,750.0
Repayments of long-term debt and capital lease obligations	(6.7)	(753.1)
Dividend paid to ADP at spin-off	—	(825.0)
Dividends paid to stockholders	(40.8)	(19.4)
Repurchases of common stock	(261.0)	—
Proceeds from exercises of stock options	2.9	3.1
Excess tax benefit from stock-based compensation awards	7.0	6.8
Withholding tax payments for stock-based compensation awards	(8.5)	—
Dividend payments of CVR to noncontrolling owners	—	(5.4)
Payment of deferred financing costs	(1.6)	(9.0)
Recovery of dividends paid (Note 1E)	0.4	—
Net cash flows used in financing activities	(58.3)	(114.7)

Effect of exchange rate changes on cash and cash equivalents	(9.0)	(15.9)

Net change in cash and cash equivalents	(60.7)	(0.6)

Cash and cash equivalents, beginning of period	408.2	402.8

Cash and cash equivalents, end of period	$347.5	$402.2

Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$86.3	$10.6
Interest	17.5	1.7

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2015	161.3	$1.6	$686.5	$81.2	$(50.7)	$51.6	$770.2	$13.9	$784.1
Net earnings	—	—	—	127.2	—	—	127.2	3.7	130.9
Foreign currency translation adjustments	—	—	—	—	—	(31.8)	(31.8)	—	(31.8)
Stock-based compensation expense and related dividend equivalents	—	—	12.1	(0.2)	—	—	11.9	—	11.9
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(26.0)	—	20.4	—	(5.6)	—	(5.6)
Excess tax benefit from stock-based compensation awards	—	—	7.0	—	—	—	7.0	—	7.0
Cash dividends paid to stockholders	—	—	—	(40.8)	—	—	(40.8)	—	(40.8)
Repurchases of common stock	—	—	(50.0)	—	(210.3)	—	(260.3)	—	(260.3)
Correction of common stock issued in connection with the spin-off and dividends paid (Note 1E)	(1.0)	—	—	0.4	—	—	0.4	—	0.4
Balance as of December 31, 2015	160.3	$1.6	$629.6	$167.8	$(240.6)	$19.8	$578.2	$17.6	$595.8

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Notes to the Condensed Consolidated and Combined Financial Statements
(Tabular amounts in millions, except per share amounts)
(Unaudited)
Note 1. Basis of Presentation
A. Spin-off
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. (“ADP”) approved the spin-off of the Dealer Services business of ADP. On September 30, 2014, the spin-off became effective and ADP distributed 100% of the common stock of CDK Global, Inc. (the "Company" or "CDK") to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Concurrent with the spin-off, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Notes 8 and 12 for further information.
B. Description of Business
The Company is a global provider of integrated technology solutions to the information technology and marketing/advertising markets of the automotive retail industry. The Company’s solutions enable automotive retailers and original equipment manufacturers (“OEMs”) to better manage, analyze, and grow their businesses. The Company classifies its operations into the following reportable segments: Automotive Retail North America, Automotive Retail International, and Digital Marketing. In addition, the Company has an “Other” segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 13 for further information.
C. Basis of Preparation
The financial statements presented herein represent (i) the results of operations for the three months and six months ended December 31, 2015 and the three months ended December 31, 2014 and the balance sheets as of December 31, 2015 and June 30, 2015 with the Company reporting as a separate publicly-traded company (referred to as "consolidated financial statements") and (ii) the results of operations for the six months ended December 31, 2014, which includes the period prior to the spin-off when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements"). Throughout this Quarterly Report on Form 10-Q when we refer to the "financial statements," we are referring to the "condensed consolidated and combined financial statements," unless the context indicates otherwise.
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
Prior to the spin-off, the financial statements in this Quarterly Report on Form 10-Q included costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on revenue and headcount. Following the spin-off, the Company performs these functions using internal resources or purchased services, certain of which were provided by ADP during a transitional period that ended September 30, 2015 pursuant to the transition services agreement. Refer to Note 12 for further information on agreements entered into with ADP as a result of the spin-off. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s financial statements include the following transactions with ADP or its affiliates:
Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the spin-off. Prior to the spin-off, separation costs were paid by ADP and allocated to the Company. These costs were related to professional services and amounted to $3.3 million and $34.0 million for the three and six months ended December 31, 2014, respectively. The Company did not incur any separation costs during the three and six months ended December 31, 2015.
Overhead Expenses. Prior to the spin-off, the financial statements of the Company included an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated overhead costs related to ADP's shared functions of $7.1 million for the three and six months ended December 31, 2014. The Company was not allocated any overhead costs related to ADP's shared functions during the three and six months ended December 31, 2015. These costs were reported in selling, general, and administrative expenses on the consolidated and combined statements of operations. These allocations were based on a variety of factors. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time or system utilization in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. Prior to the spin-off, the financial statements included a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged trademark royalty fees of $5.7 million for the three and six months ended December 31, 2014. The Company was not charged trademark royalty fees for the three and six months ended December 31, 2015. These charges were included in selling, general, and administrative expenses on the consolidated and combined statements of operations. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Prior to the spin-off, certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to other ADP affiliates. The Company purchased services from this facility of $5.5 million for the three and six months ended December 31, 2014. These functions were no longer outsourced to an ADP shared services facility for the three and six months ended December 31, 2015. The charge for these services was included within cost of revenues on the consolidated and combined statements of operations.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. Prior to the spin-off, notes receivable from ADP and its affiliates and notes payable to ADP and its affiliates were settled; therefore, there were no outstanding notes receivable from or payable to ADP and its affiliates in the accompanying consolidated balance sheets as of December 31, 2015 and June 30, 2015. Interest income on notes receivable from ADP and its affiliates was $0.2 million for the three and six months ended December 31, 2014. The Company recorded interest income on notes receivable from ADP and its affiliates within other income, net on the consolidated and combined statements of operations. Interest expense on notes payable to ADP and its affiliates was $0.2 million for the three and six months ended December 31, 2014. The Company recorded interest expense on notes payable to ADP and its affiliates within interest expense on the consolidated and combined statements of operations. There was no interest income or interest expense under similar arrangements for the three and six months ended December 31, 2015.
Other Services. Prior to the spin-off, the Company received other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.4 million for the three and six months ended December 31, 2014. The Company did not incur expenses for such services during the three and six months ended December 31, 2015. These expenses were included in selling, general, and administrative expenses on the consolidated and combined statements of operations.

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
The Company previously reported the condensed consolidated and combined results of operations and comprehensive income for the three and six months ended December 31, 2014 and cash flows for the six months ended December 31, 2014 in its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014. The Company assessed the materiality of the misstatements discussed below on prior period financial statements and concluded that while such revisions are immaterial to the condensed consolidated and combined results of operations and comprehensive income for the three and six months ended December 31, 2014 and cash flows for the six months ended December 31, 2014, the condensed consolidated and combined financial statements should be revised to provide greater comparability to the financial statements for the periods occurring after the spin-off.
Historically, leases of certain hardware components included within Dealer Management Systems ("DMS") and integrated solutions were accounted for as operating leases and revenues were recognized in accordance with Accounting Standards Codification ("ASC") 840, "Leases." The Company has now determined that these hardware components should be reported as sales-type leases in accordance with ASC 840, "Leases." In accordance with sales-type lease accounting, revenues for leased hardware are recognized upon installation and receivables are recorded based on the present value of the minimum lease payments at the beginning of the lease term. The Company's consolidated and combined financial statements have been revised to reflect sales-type lease accounting for these hardware components as well as the related income tax effects. This revision impacted the Automotive Retail North America and Automotive Retail International segments and is immaterial. Segment revenues and earnings before income taxes in Note 13 for the three and six months ended December 31, 2014 include the effects of this revision.
The Company revised the presentation of the noncontrolling interest ("NCI") in CVR to comply with ASC 810, "Consolidations." Accordingly, earnings, comprehensive income, and net assets in CVR which are not attributable to the Company have been separately presented within the consolidated and combined financial statements. Historically, the NCI in CVR's earnings was included within selling, general, and administrative expenses in the consolidated and combined statements of operations, and the NCI in CVR's net assets was included within other liabilities in the consolidated and combined balance sheets. This revision impacted the Automotive Retail North America segment, and earnings before income taxes in Note 13 for the three and six months ended December 31, 2014 reflects this revision.
The Company revised the classification of net transactions of parent company investment from investing activities to financing activities in the consolidated and combined statement of cash flows for the six months ended December 31, 2014 due to the fact that amounts due to and from ADP were presented as parent company's net investment within equity on the balance sheet.
The following are selected line items from the Company's consolidated and combined financial statements illustrating the effect of these immaterial revisions:

Condensed Consolidated and Combined Statements of Operations

	Three Months Ended December 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Revenues	$521.2	$(4.2)	$—	$517.0
Cost of revenues	326.9	(3.6)	—	323.3
Selling, general and administrative	107.8	0.1	(2.0)	105.9
Total expenses	438.0	(3.5)	(2.0)	432.5
Operating earnings	83.2	(0.7)	2.0	84.5
Other income, net	1.0	0.6	—	1.6
Earnings before income taxes	75.2	(0.1)	2.0	77.1
Net earnings	42.5	(0.1)	2.0	44.4
Less: net earnings attributable to noncontrolling interest	—	—	2.0	2.0
Net earnings attributable to CDK	$42.5	$(0.1)	$—	$42.4
Basic earnings attributable to CDK per share	$0.26	$—	$—	$0.26
Diluted earnings attributable to CDK per share	$0.26	$—	$—	$0.26

	Six Months Ended December 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Revenues	$1,037.2	$(3.2)	$—	$1,034.0
Cost of revenues	636.7	(1.9)	—	634.8
Selling, general and administrative	220.2	0.2	(4.0)	216.4
Total expenses	890.9	(1.7)	(4.0)	885.2
Operating earnings	146.3	(1.5)	4.0	148.8
Other income, net	1.7	1.2	—	2.9
Earnings before income taxes	137.9	(0.3)	4.0	141.6
Provision for income taxes	(56.3)	0.1	—	(56.2)
Net earnings	81.6	(0.2)	4.0	85.4
Less: net earnings attributable to noncontrolling interest	—	—	4.0	4.0
Net earnings attributable to CDK	$81.6	$(0.2)	$—	$81.4
Basic earnings attributable to CDK per share	$0.51	$—	$—	$0.51
Diluted earnings attributable to CDK per share	$0.51	$—	$—	$0.50

Condensed Consolidated and Combined Statements of Comprehensive Income

	Three Months Ended December 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Net earnings	$42.5	$(0.1)	$2.0	$44.4
Other comprehensive loss:
Currency translation adjustments	(19.4)	(0.1)	—	(19.5)
Other comprehensive loss	(19.4)	(0.1)	—	(19.5)
Comprehensive income	23.1	(0.2)	2.0	24.9
Less: comprehensive income attributable to noncontrolling interest	—	—	2.0	2.0
Comprehensive income attributable to CDK	$23.1	$(0.2)	$—	$22.9

	Six Months Ended December 31, 2014
		Adjustments
	As Reported	Hardware	NCI	As Revised
Net earnings	$81.6	$(0.2)	$4.0	$85.4
Other comprehensive loss:
Currency translation adjustments	(16.8)	(0.1)	—	(16.9)
Other comprehensive loss	(16.8)	(0.1)	—	(16.9)
Comprehensive income	64.8	(0.3)	4.0	68.5
Less: comprehensive income attributable to noncontrolling interest	—	—	4.0	4.0
Comprehensive income attributable to CDK	$64.8	$(0.3)	$—	$64.5

Condensed Consolidated and Combined Statement of Cash Flows

	Six Months Ended December 31, 2014
		Adjustments
	As Reported	Hardware	NCI	Parent Investment	As Revised
Cash Flows from Operating Activities:
Net earnings	$81.6	$(0.2)	$4.0	—	$85.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	51.7	(8.3)	—	—	43.4
Deferred income taxes	2.4	(0.1)	—	—	2.3
Other	(1.7)	(0.2)	(4.0)	—	(5.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(27.5)	(0.2)	—	—	(27.7)
(Increase)/decrease in other assets	(21.0)	3.0	—	—	(18.0)
(Decrease)/increase in accrued expenses and other liabilities	7.1	(0.7)	5.4	—	11.8
Net cash flows provided by/(used in) operating activities	106.3	(6.7)	5.4	—	105.0

Cash Flows from Investing Activities:
Capital expenditures	(21.2)	6.7	—	—	(14.5)
Net transactions of parent company investment	(240.8)	—	—	240.8	—
Net cash flows (used in)/provided by investing activities	(222.5)	6.7	—	240.8	25.0

Cash Flows from Financing Activities:
Net transactions of parent company investment	—	—	—	(240.8)	(240.8)
Dividend payment to noncontrolling owners	—	—	(5.4)	—	(5.4)
Net cash flows provided by/(used in) financing activities	131.5	—	(5.4)	(240.8)	(114.7)
E. Spin-off Common Stock Issued
During the three months ended September 30, 2015, the Company became aware that 1.0 million shares of common stock were inadvertently issued and distributed to ADP at the spin-off with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million shares. In addition, dividends paid to stockholders in fiscal 2015 were overstated by $0.4 million. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations, financial condition, or cash flows. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014 and the Company recovered the $0.4 million of cumulative dividends paid on such shares, thereby increasing the Company's retained earnings. The effects of these adjustments were reflected in the accompanying financial statements for the three and six months ended December 31, 2015.
F. Significant Accounting Policies
Revenue Recognition. Revenues are generated from software licenses, hosting arrangements, hardware sales and leases, support and maintenance, professional services, advertising, and digital marketing, as well as certain transactional services.
The Company recognizes software related revenue (on-site) in accordance with the provisions of ASC 985-605, “Software-Revenue Recognition,” and non-software related revenues, upfront hardware sales, and software delivered under a hosted model in accordance with ASC 605, "Revenue Recognition."
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

•
Transactional revenues. The Company receives revenues on a fee per transaction processed basis in connection with providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, data updates, and automotive equity mining. Transactional revenues are recorded in accordance with ASC 605, "Revenue Recognition." Delivery occurs at the time the services are rendered. Transactional revenues are recorded in revenues gross of costs incurred for credit report processing, vehicle registrations, and automotive equity mining as the Company is contractually responsible for providing the service, software, and/or connectivity to the clients, and therefore, the Company is the primary obligor under ASC 605, "Revenue Recognition."

•
Digital Marketing services. The Company receives revenues from the placement of advertising for clients and providing websites and related advertising and marketing services. Digital marketing revenues are recorded in accordance with ASC 605, "Revenue Recognition" as delivery occurs at the time the services are rendered.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenues.
Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including the payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the consolidated balance sheets were $102.7 million and $105.3 million as of December 31, 2015 and June 30, 2015, respectively. Long-term deferred costs classified within other assets on the consolidated balance sheets were $138.7 million and $144.7 million as of December 31, 2015 and June 30, 2015, respectively.
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
Pursuant to this policy, the Company recognized expenses of $39.1 million and $41.7 million for the three months ended December 31, 2015 and 2014, respectively, and $78.6 million and $83.9 million for the six months ended December 31, 2015 and 2014, respectively. These expenses were classified within cost of revenues on the consolidated and combined statements of operations.
Stock-Based Compensation. Certain employees (a) have been granted stock options to purchase shares of the Company’s common stock and (b) have been granted restricted stock or restricted stock units under which shares of the Company's common stock vest based on the passage of time or achievement of performance conditions.
The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued using a binomial option pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of peer companies. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The grant date fair value of restricted stock and restricted stock units that vest upon achievement of service conditions is based on the closing price of the Company's common stock on the date of grant. The Company also grants performance-based awards that vest over a performance period. Certain performance-based awards are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of the Company’s common stock compared to a peer group of companies. The fair value of performance-based awards subject to a market condition is determined using a Monte Carlo simulation model. The principal variable assumptions utilized in determining the grant date fair value of performance-based awards subject to a market condition include the risk-free rate, stock volatility, dividend yield, and correlations between the Company's stock price and the stock prices of the peer group of companies.
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 6), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of December 31, 2015 was $734.7 million based on quoted market prices for the same or similar instruments and the carrying value was $750.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.

Note 2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.
The Company elected to adopt ASU 2015-17 during the three months ended December 31, 2015 on a prospective basis. The Company concluded that the simplified presentation requirement permitted by ASU 2015-17 is preferable because the current and non-current classification does not necessarily reflect when the temporary difference will reverse and become a taxable or deductible item. As a result, deferred tax assets and liabilities are presented as long-term in the consolidated balance sheet as of December 31, 2015. Because ASU 2015-17 was adopted prospectively, the Company did not adjust the classification of deferred tax assets and liabilities in the consolidated balance sheet as of June 30, 2015. The consolidated balance sheet as of June 30, 2015 includes current deferred tax assets of $13.0 million, which are included within other current assets, and current deferred tax liabilities of $1.4 million, which are included within accrued expenses and other current liabilities.
Recently Issued Accounting Pronouncements
In May 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 requires that if the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015. The adoption of ASU 2015-05 will not have a material impact on the Company's consolidated and combined results of operations, financial condition, or cash flows.
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

Note 3. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company’s long-term business performance.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company expects to incur total restructuring expenses under the business transformation plan of approximately $80.0 million through fiscal 2018. The Company will continue to evaluate its estimate of total restructuring expenses as it executes the business transformation plan. The Company recognized $1.8 million and $3.7 million of restructuring expenses for the three and six months ended December 31, 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $6.1 million. Restructuring expenses are presented separately on the consolidated and combined statement of operations. Restructuring expenses are recorded in the "Other" segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.

Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2015 and June 30, 2015. The following table summarizes the activity for the restructuring expenses and the related accruals for the six months ended December 31, 2015:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	3.3	0.8	4.1
Cash payments	(3.2)	(0.1)	(3.3)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	—	—	—
Balance as of December 31, 2015	$2.1	$0.7	$2.8

The Company did not incur any restructuring expenses under a comparable business transformation plan during the three and six months ended December 31, 2014.

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 7. Net earnings allocated to participating securities were not significant for the three and six months ended December 31, 2015 and 2014.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net earnings attributable to CDK	$68.2	$42.4	$127.2	$81.4

Weighted-average shares outstanding:
Basic	158.7	160.7	158.9	160.7
Effect of employee stock options	0.6	0.6	0.6	0.3
Effect of employee restricted stock	0.4	0.5	0.5	0.2
Diluted	159.7	161.8	160.0	161.2

Basic earnings attributable to CDK per share	$0.43	$0.26	$0.80	$0.51
Diluted earnings attributable to CDK per share	$0.43	$0.26	$0.80	$0.50

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Stock-based awards	0.2	0.1	0.2	—

Note 5. Goodwill and Intangible Assets, Net
Changes in goodwill for the six months ended December 31, 2015 were as follows:

	Automotive Retail North America	Automotive Retail International	Digital Marketing	Total
Balance as of June 30, 2015	$430.3	$403.5	$376.1	$1,209.9
Currency translation adjustments	(2.8)	(19.8)	—	(22.6)
Balance as of December 31, 2015	$427.5	$383.7	$376.1	$1,187.3
Components of intangible assets, net were as follows:

	December 31, 2015			June 30, 2015
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$116.2	$(96.6)	$19.6	$115.6	$(92.0)	$23.6
Client lists	195.3	(130.0)	65.3	199.1	(125.5)	73.6
Trademarks	25.0	(23.2)	1.8	25.0	(22.9)	2.1
Other intangibles	2.9	(2.7)	0.2	2.4	(2.4)	—
	$339.4	$(252.5)	$86.9	$342.1	$(242.8)	$99.3
In October 2014 following the separation from ADP, the Company evaluated its branding strategy and the trademark names under which each of its businesses will operate. The Company determined that the Cobalt trademark used by the Digital Marketing segment will no longer be used. Therefore, the Company revised the estimated useful life assigned to the Cobalt trademark. The Company recognized accelerated amortization on the trademark of $15.6 million in cost of revenues during the three and six months ended December 31, 2014. The effect of this change in estimate on both basic and diluted earnings per share, net of the related tax effect, was $0.06 for both the three and six months ended December 31, 2014.
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 6 years (3 years for software and software licenses, 7 years for customer contracts and lists, and 3 years for trademarks). Amortization of intangible assets was $6.4 million and $22.9 million for the three months ended December 31, 2015 and 2014, respectively, and $12.9 million and $30.5 million for the six months ended December 31, 2015 and 2014, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of December 31, 2015 were as follows:

Amount
Six months ending June 30, 2016	$14.0
Twelve months ending June 30, 2017	20.1
Twelve months ending June 30, 2018	15.3
Twelve months ending June 30, 2019	8.5
Twelve months ending June 30, 2020	6.9
Twelve months ending June 30, 2021	6.7
Thereafter	15.4
$86.9

Note 6. Debt
Debt comprised of the following as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Revolving credit facility	$—	$—
2019 term loan facility	234.4	240.6
2020 term loan facility	250.0	—
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
Capital lease obligations	3.5	1.5
Unamortized debt financing costs	(9.3)	(8.0)
Total debt and capital lease obligations	1,228.6	984.1
Current maturities of long-term debt and capital lease obligations	26.4	13.0
Total long-term debt and capital lease obligations	$1,202.2	$971.1
Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of December 31, 2015. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity under the revolving credit facility of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
Term Loan Facilities
The Company has two five-year $250.0 million senior unsecured term loan facilities that mature on September 16, 2019 (the "2019 term loan facility") and December 14, 2020 (the "2020 term loan facility"), respectively. The Company entered into the 2020 term loan facility on December 14, 2015. Borrowings under the 2020 term loan facility were used for general corporate purposes, which included the repurchase of shares of the Company's common stock as part of the new return of capital plan and pursuant to the accelerated share repurchase ("ASR") discussed further in Note 11. The 2019 term loan facility and 2020 term loan facility are together referred to as the "term loan facilities." The term loan facilities are both subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loans made on the respective closing dates, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the 2019 term loan facility was 1.93% and 1.69% as of December 31, 2015 and June 30, 2015, respectively. The interest rate per annum on the 2020 term loan facility was 1.84% as of December 31, 2015.

Restrictive Covenants and Other Matters
The revolving credit facility and the term loan facilities are together referred to as the "credit facilities." The credit facilities contain various covenants and restrictive provisions that limit the Company's subsidiaries' ability to incur additional indebtedness; the Company's ability to consolidate or merge with other entities; and the Company's subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of the Company's subsidiaries to pay dividends. If the Company fails to perform the obligations under these and other covenants, the credit facilities could be terminated and any outstanding borrowings, together with accrued interest, under the credit facilities could be declared immediately due and payable. The credit facilities also has, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness the Company may have in an aggregate principal amount in excess of $75.0 million.
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
The senior notes rank equally in right of payment with the Company's existing and future unsecured unsubordinated obligations, including the credit facilities. The senior notes contain covenants restricting the Company's ability to incur additional indebtedness secured by liens, engage in sale/leaseback transactions, and merge, consolidate, or transfer all or substantially all of the Company's assets.
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
Unamortized Debt Financing Costs
As of December 31, 2015 and June 30, 2015, gross debt issuance costs related to debt instruments were $11.1 million and $9.2 million, respectively, net of accumulated amortization of $1.8 million and $1.2 million, respectively. Additional debt issuance costs of $1.9 million were capitalized for the 2020 term loan facility. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated and combined statements of operations.

The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of December 31, 2015 were as follows:

Amount
Twelve months ending December 31, 2016	$26.4
Twelve months ending December 31, 2017	26.4
Twelve months ending December 31, 2018	25.7
Twelve months ending December 31, 2019	459.4
Twelve months ending December 31, 2020	200.0
Thereafter	500.0
Total debt and capital lease obligations	1,237.9
Unamortized deferred financing costs	(9.3)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$1,228.6

Note 7. Stock-Based Compensation
Incentive Equity Awards Converted from ADP Awards
On October 1, 2014, ADP's outstanding equity awards for employees of the Company were converted into equity awards of CDK at a ratio of 2.757 CDK equity awards for every ADP equity award held prior to the spin-off. The converted equity awards have the same terms and conditions as the ADP equity awards. As a result, the Company issued 2.3 million stock options with a weighted-average exercise price of $19.64, 0.7 million time-based restricted shares, and 0.2 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company's equity awards. As the conversion was considered a modification of an award in accordance with ASC 718, "Compensation - Stock Compensation," the Company compared the fair value of the award immediately prior to the spin-off to the fair value immediately after the spin-off to measure the incremental compensation cost. The fair values immediately prior to and after spin-off were estimated using a binomial option pricing model. The conversion resulted in an increase in the fair value of the awards by $1.4 million, of which $1.3 million was recognized from the date of spin-off to December 31, 2015 and the remaining $0.1 million will be recognized in net earnings prospectively throughout the year ending June 30, 2016.
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
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Stock-based compensation primarily consisted of the following for the three and six months ended December 31, 2015 and 2014:
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
Time-based restricted stock units are primarily settled in cash. Compensation expense relating to the issuance of time-based restricted stock units is recorded over the vesting period, is initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date during the vesting period to the current stock value. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program during the restricted period.
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock generally vests over a one-year performance period and performance-based restricted stock units generally vest over a three-year performance period. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards." Certain performance-based awards are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of the Company's common stock compared to a peer group of companies. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.
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
The following table represents stock-based compensation expense and related income tax benefits for the three and six months ended December 31, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Cost of revenues	$1.5	$2.1	$2.7	$3.8
Selling, general and administrative expenses	5.5	5.9	10.1	9.6
Total pre-tax stock-based compensation expense	$7.0	$8.0	$12.8	$13.4

Income tax benefit	$2.3	$2.9	$4.4	$4.9
Stock-based compensation expense for the six months ended December 31, 2015 consisted of $11.9 million of expense related to equity classified awards and $0.9 million of expense related to liability classified awards. As of December 31, 2015, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $3.0 million, $27.7 million, and $16.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years, 2.0 years, and 1.5 years, respectively.

The activity related to the Company's incentive equity awards from June 30, 2015 to December 31, 2015 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2015	2,021	$24.88
Options granted	147	50.80
Options exercised	(189)	15.92
Options canceled	(37)	28.46
Options outstanding as of December 31, 2015	1,942	$27.65
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2015	967	300
Restricted shares/units granted	240	88
Restricted shares/units vested	(453)	(152)
Restricted shares/units forfeited	(43)	(8)
Non-vested restricted shares/units as of December 31, 2015	711	228
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2015	70	222
Restricted shares/units granted	—	339
Dividend equivalents	—	2
Restricted shares/units vested	(70)	(8)
Restricted shares/units forfeited	—	(4)
Non-vested restricted shares/units as of December 31, 2015	—	551
During the fiscal year ending June 30, 2016, the Company began reissuing treasury stock to satisfy exercises of stock options and issuances of vested restricted stock and restricted stock units.
The following table presents the assumptions used to determine the fair value of stock options granted during the six months ended December 31, 2015:

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
The Company recognized receivables from ADP of $0.3 million and $0.5 million as of December 31, 2015 and June 30, 2015, respectively, and payables to ADP of $1.8 million and $3.7 million as of December 31, 2015 and June 30, 2015, respectively, under the tax matters agreement.
Valuation Allowance
The Company had valuation allowances of $33.3 million and $33.4 million as of December 31, 2015 and June 30, 2015, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the six months ended December 31, 2015, the valuation allowance balance was adjusted for current year activity and currency exchange fluctuations.
Unrecognized Income Tax Benefits
As of December 31, 2015 and June 30, 2015, the Company had unrecognized income tax benefits of $2.2 million and $1.9 million, respectively, of which $1.8 million and $1.6 million, respectively, would impact the effective tax rate if recognized. During the six months ended December 31, 2015, the Company increased its unrecognized income tax benefits related to current and prior year tax positions by $0.3 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended December 31, 2015 and 2014 was 34.7% and 42.4%, respectively. The effective tax rate for the three months ended December 31, 2015 was favorably impacted by a non-taxable indemnification gain of $2.6 million recorded in other income and a tax benefit associated with pre spin-off tax refunds. The effective tax rate for the three months ended December 31, 2014 was unfavorably impacted by $4.6 million of tax expense associated with the tax law change for bonus depreciation. The tax law change partially related to pre-distribution tax periods for which ADP was entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with the Company's business.
The effective tax rate for the six months ended December 31, 2015 and 2014 was 35.4% and 39.7%, respectively. The effective tax rate for the six months ended December 31, 2015 was favorably impacted by a non-taxable indemnification gain recorded in other income and a tax benefit associated with pre spin-off tax refunds. The effective tax rate for the six months ended December 31, 2014 was unfavorably impacted by certain separation costs that were not tax deductible and tax expense associated with the tax law change for bonus depreciation, partially offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters.

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

Note 10. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' equity. The Company's other comprehensive income (loss) for the three and six months ended December 31, 2015 and 2014 and AOCI balances as of December 31, 2015 and June 30, 2015 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $(15.0) million and $(19.5) million for the three months ended December 31, 2015 and 2014, respectively, and was $(31.8) million and $(16.9) million for the six months ended December 31, 2015 and 2014, respectively. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $19.8 million and $51.6 million as of December 31, 2015 and June 30, 2015, respectively.

Note 11. Share Repurchase Transactions
In December 2015, the Board of Directors authorized the Company to repurchase up to $1.0 billion of its common stock. Under the authorization for the stock repurchase program, the Company may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow. This authorization superseded and replaced the prior authorization by the Board of Directors which was approved on January 20, 2015 and had authorized the Company to repurchase up to 10.0 million shares of its common stock. The Company repurchased a total of approximately 1.2 million shares of its common stock under the prior authorization.
On December 14, 2015, the Company entered into an ASR agreement to purchase $250.0 million of the Company's common stock. Under the terms of the ASR, the Company made a $250.0 million payment on December 15, 2015 and received an initial delivery of approximately 4.3 million shares of the Company's common stock. The payment was recorded as a reduction to stockholders' equity, consisting of a $200.0 million increase to treasury stock, which reflects the value of the 4.3 million shares received upon initial settlement, and a $50.0 million decrease in additional paid-in-capital, which reflects the value of stock held back. The final number of shares to be purchased will be calculated based on the average of the daily volume-weighted average price of the Company's common stock during the term of the ASR transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the ASR is expected to occur no later than the end of the Company's fiscal year ending June 30, 2016 and may result in the receipt or delivery of additional shares of common stock.
Note 12. Transactions with ADP
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
For the three and six months ended December 31, 2015, the Company recorded $0.8 million and $1.7 million, respectively, of expense related to the transition services agreement and $2.3 million and $4.5 million, respectively, of expense related to the data services agreement in the accompanying financial statements. For the three and six months ended December 31, 2014, the Company recorded $6.8 million of expense related to the transition services agreement and $3.3 million of expense related to the data services agreement in the accompanying financial statements related to these agreements. As of December 31, 2015 and June 30, 2015, the Company had amounts payable to ADP under the transition services and data services agreements of $0.3 million and $7.8 million, respectively.

Note 13. Interim Financial Data by Segment
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
During the three months ended September 30, 2015, the Company began to report segment revenues and earnings before income taxes using actual foreign exchange rates. Previously, the Company's revenues and earnings before income taxes for each segment were adjusted to reflect budgeted foreign exchange rates, which resulted in a reconciling item for foreign exchange so as to present segment results on a consistent basis without the impact of fluctuations in foreign currency exchange rates. Segment information for the three and six months ended December 31, 2014 has been updated to conform to the new presentation and the effect of foreign exchange now resides within each reportable segment's revenues and earnings before income taxes.
Segment results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Automotive Retail North America	$333.6	$329.0	$665.8	$656.7
Automotive Retail International	78.8	82.9	157.0	168.6
Digital Marketing	107.7	105.1	211.9	208.7
Total	$520.1	$517.0	$1,034.7	$1,034.0

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Automotive Retail North America	$109.7	$91.8	$212.1	$186.3
Automotive Retail International	15.9	15.4	30.1	28.0
Digital Marketing (1)	11.6	(4.4)	22.1	3.7
Other (2)	(30.4)	(25.7)	(61.7)	(76.4)
Total	$106.8	$77.1	$202.6	$141.6

(1) Digital Marketing includes $15.6 million of accelerated amortization during the three and six months ended December 31, 2014 attributable to the Cobalt trademark.

(2) Other includes $3.3 million and $34.0 million of separation costs for the three and six months ended December 31, 2014, respectively.

Note 14. Subsequent Event
On February 1, 2016, the Company acquired certain assets of RedBumper, LLC and NewCarIQ, LLC, providers of technology solutions for new and used car pricing. The Company had a pre-existing relationship with these entities in which CDK was a reseller of their products. The acquisition was made pursuant to asset purchase agreements, which contain customary representations, warranties, covenants, and indemnities by the sellers and the Company. The Company will pay an initial cash price of $19.6 million and an additional amount of at least $14.7 million, which represents the minimum contingent consideration payable in installments over a four-year period. The final purchase price will be impacted by the fair value of contingent consideration, contributions of professional services, and other related matters. The Company funded the initial payment with cash on hand. The Company is still gathering information necessary to perform the allocation of the purchase price to the fair value of assets acquired and liabilities assumed; therefore, disclosure of this information is impracticable at this time.
            On December 11, 2015, the Company announced a leadership transition plan in which Brian P. MacDonald, who serves on the Board of Directors, will succeed Steven J. Anenen as Chief Executive Officer. Mr. MacDonald entered into an employment agreement with the Company on December 11, 2015. The terms and conditions of his employment agreement provide for stock-based compensation awards. The Company granted Mr. MacDonald performance-based restricted stock units in January 2016 and expects to grant restricted stock units during the three months ended March 31, 2016. On February 2, 2016, the Company entered into a Transition and Release Agreement (the “Transition Agreement”) with Mr. Anenen, the Company’s former President and its current Chief Executive Officer and a member of the Company’s Board of Directors. The Transition Agreement sets forth the terms of Mr. Anenen’s separation of service from the Company and his service during a transition period, including, among other things, his ongoing compensation and his rights to certain other payments in connection with his separation of service, the treatment of his outstanding equity awards and certain non-competition, non-solicitation and confidentiality undertakings. The Company has estimated that it will incur incremental salary and benefit costs during the transition in the second half of fiscal 2016 of approximately $1.0 million, and expense associated with the Transition Agreement for cash payments to be made after Mr. Anenen’s employment with CDK ends of approximately $4.0 million and incremental stock-based compensation expense for awards that have been modified or expense recognition has been accelerated of approximately $4.0 million which will be recognized during the three months ended March 31, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other written or oral statements made from time to time by CDK Global, Inc. ("CDK" or the "Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could,” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the Company's success in obtaining, retaining and selling additional services to clients;

•	the pricing of our products and services;

•	overall market and economic conditions, including interest rate and foreign currency trends;

•	competitive conditions;

•	auto sales and advertising and related industry changes;

•	employment and wage levels;

•	changes in regulation;

•	changes in technology, security breaches, interruptions, failures, and other errors involving our systems;

•	availability of capital for the payment of debt service obligations or dividends or the repurchase of shares;

•	availability of skilled technical employees/labor/personnel;

•	the impact of new acquisitions and divestitures;

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
Business Transformation Plan
During the fiscal year ended June 30, 2015, we initiated a three-year business transformation plan that is intended to increase operating efficiency and improve the cost structure within our global operations. The business transformation plan is expected to produce significant benefits in our long-term business performance and is built on three pillars:

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

•
Increased earnings expected to drive free cash flow (the amount of cash generated from operating activities less capital expenditures and capitalized software) of approximately $1 billion over the next three fiscal years. 70-80% of this free cash flow, along with additional borrowings, is estimated to be returned to stockholders through dividends and share repurchases or other available mechanisms.

We expect to incur expenses in connection with the execution of our business transformation plan of approximately $150.0 million. These expenses are comprised of restructuring expenses of approximately $80.0 million and other expenses to implement the business transformation plan of $70.0 million. We expect to incur these expenses through fiscal 2018. As we execute the business transformation plan, we will evaluate total estimated expenses and the allocation of total expenses between restructuring and other business transformation plan expenses.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, and contract termination costs. The Company recognized $1.8 million and $3.7 million of restructuring expenses for the three and six months ended December 31, 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $6.1 million. Restructuring expenses are presented separately on the consolidated statement of operations. Restructuring expenses are recorded in the "Other" segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2015 and June 30, 2015. The following table summarizes the activity for the restructuring related accruals for the six months ended December 31, 2015:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	3.3	0.8	4.1
Cash payments	(3.2)	(0.1)	(3.3)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	—	—	—
Balance as of December 31, 2015	$2.1	$0.7	$2.8
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful life of our assets is adjusted. While these costs are directly attributable to our business transformation plan, they were not included in restructuring expenses on our consolidated and combined statement of operations. The Company recognized $5.1 million and $6.8 million of other business transformation expenses for the three and six months ended December 31, 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative other business transformation expenses of $8.7 million. Other business transformation expenses incurred for the three and six months ended December 31, 2015 include $0.5 million and $0.6 million of accelerated depreciation expense, respectively. Other business transformation expenses incurred for the three and six months ended December 31, 2015 were recorded in the Other segment, and were included within cost of revenues and selling, general and administrative expenses on our consolidated and combined statement of operations.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenues by providing services to clients. In our ARNA and ARI segments (together, our “Automotive Retail segments”), we receive fees for software licenses, ongoing software support and maintenance of Dealer Management Systems (“DMSs”), and other integrated solutions that are either hosted or installed on-site at the client’s location. We also receive revenues for installing on-site and hosted DMS solutions and for training and consulting with clients, in addition to monthly fees related to hosting DMS solutions in cases where clients outsource their information technology management activities to the Company. In our ARNA segment, we also receive revenues on a fee per transaction processed basis, where we provide automotive retailers, primarily in the United States, solutions with third parties to process credit reports, vehicle registrations, data updates, and automotive equity mining. In our DM segment, revenues are primarily earned for advertising, search marketing, websites, and reputation management services delivered to automotive retailers and OEMs. We receive monthly recurring fees for services provided and we receive revenues for placement of automotive retail advertising. We also receive revenues for customization services and for training and consulting services.
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
Factors Affecting Comparability of Financial Results
Our Spin-Off from ADP
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. ("ADP") approved the spin-off of the Dealer Services business of ADP. On September 30, 2014, the spin-off became effective and ADP distributed 100% of our common stock to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Historical ADP Cost Allocations Versus CDK as a Stand-alone Company
Our historical combined financial statements were prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These financial statements include the combined financial condition and results of operations of the Dealer Services business of ADP, which was the subject of the spin-off. The combined financial statements include allocated costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage.
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
Size and influence of ADP. We generally benefited from the size of ADP in negotiating many of our overhead costs and were able to leverage the ADP business as a whole in obtaining favorable pricing. ADP is a larger company than we are and, as such, is capable of negotiating large volume discounts. As a stand-alone company, we have sought and continue to seek discounts, but our discounts may be less favorable because of lower volumes.
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
Debt Financing
At the time of the spin-off, we borrowed $250.0 million under our 2019 term loan facility and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of December 31, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "notes"). The issuance price of the senior notes was equal to the stated value. We used net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
On December 14, 2015, we borrowed an additional $250.0 million under our 2020 term loan facility. Borrowings under the term loan facility were used for general corporate purposes, which included the repurchase of shares of our common stock as part of a new return of capital plan and pursuant to an accelerated share repurchase ("ASR").

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
Results of Operations
The following is a discussion of the results of our consolidated and combined operations for the three and six months ended December 31, 2015 and 2014. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
Our consolidated and combined results of operations, non-GAAP measures, segment revenues, and segment earnings before income taxes for the three and six months ended December 31, 2014 have been revised to reflect sales-type lease accounting for certain hardware components of our DMS and integrated solutions and to reflect the revised presentation of the noncontrolling interest in the earnings of CVR. Refer to Note 1 - Basis of Presentation in the accompanying Notes to the unaudited condensed consolidated and combined financial statements.

The table below presents consolidated and combined results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues	$520.1	$517.0	$3.1	1%	$1,034.7	$1,034.0	$0.7	—%
Cost of revenues	301.2	323.3	(22.1)	(7)%	612.0	634.8	(22.8)	(4)%
Selling, general, and administrative costs	105.8	105.9	(0.1)	—%	203.2	216.4	(13.2)	(6)%
Restructuring expenses	1.8	—	1.8	n/m	3.7	—	3.7	n/m
Separation costs	—	3.3	(3.3)	(100)%	—	34.0	(34.0)	(100)%
Total expenses	408.8	432.5	(23.7)	(5)%	818.9	885.2	(66.3)	(7)%
Operating earnings	111.3	84.5	26.8	32%	215.8	148.8	67.0	45%
Interest expense	(9.5)	(9.0)	(0.5)	6%	(18.8)	(10.1)	(8.7)	86%
Other income, net	5.0	1.6	3.4	n/m	5.6	2.9	2.7	93%
Earnings before income taxes	106.8	77.1	29.7	39%	202.6	141.6	61.0	43%
Margin %	20.5%	14.9%			19.6%	13.7%
Provision for income taxes	(37.1)	(32.7)	(4.4)	13%	(71.7)	(56.2)	(15.5)	28%
Effective tax rate	34.7%	42.4%			35.4%	39.7%
Net earnings	69.7	44.4	25.3	57%	130.9	85.4	45.5	53%
Less: net earnings attributable to noncontrolling interest	1.5	2.0	(0.5)	(25)%	3.7	4.0	(0.3)	(8)%
Net earnings attributable to CDK	$68.2	$42.4	$25.8	61%	$127.2	$81.4	$45.8	56%
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Revenues. Revenues for the three months ended December 31, 2015 were $520.1 million, an increase of $3.1 million, as compared to $517.0 million for the three months ended December 31, 2014. The ARNA segment contributed $4.6 million and the DM segment contributed $2.6 million of revenue growth, offset by a decrease in revenues in the ARI segment of $4.1 million. See the discussion below for drivers of each segment's revenue growth.
We also review revenues on a constant currency basis to understand underlying business trends. We computed constant currency by translating results for the three months ended December 31, 2015 using the average monthly exchange rates for the three months ended December 31, 2014. Revenues for the three months ended December 31, 2015 increased by 3% on a constant currency basis as shown in the table below.

	Three Months Ended
	December 31,		Change
	2015	2014	$	%
Revenues	$520.1	$517.0	$3.1	1%
Impact of exchange rates	12.5	—	12.5
Constant currency revenues	$532.6	$517.0	$15.6	3%
The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Canadian dollar, the Euro, and the Pound Sterling.
Cost of Revenues. Cost of revenues for the three months ended December 31, 2015 decreased by $22.1 million, or 7%, as compared to the three months ended December 31, 2014. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $6.4 million. In addition, cost of revenues was impacted by $15.6 million of accelerated amortization recognized in the DM segment for the Cobalt trademark during the three months ended December 31, 2014, lower expenses as a result of the sale of the Internet sales leads business, and lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. The favorable effects of these items was offset by increased direct operating expenses as a function of new products, revenue growth, and the acquisition of AVRS and increased costs associated with the migration of hosting facilities that support the ARNA and DM segments. Cost of revenues also included expenses to research, develop, and deploy new and enhanced solutions for our clients of $39.1 million and $41.7 million for the three months ended December 31, 2015 and 2014, respectively, representing 7.5% and 8.1% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2015 decreased by $0.1 million as compared to the three months ended December 31, 2014. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $2.8 million. In addition, selling, general and administrative expenses were impacted by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, a vendor-related contractual obligation in the ARNA segment established during the three months ended December 31, 2014, and lower expenses as a result of the sale of the Internet sales leads business. The favorable effects of these items was partially offset by costs incurred related to the formation of corporate departments as a stand-alone public company and other business transformation expenses.
Restructuring Expenses. Restructuring expenses represent employee-related costs and contract termination costs incurred in connection with the business transformation plan we initiated in the fiscal year ended June 30, 2015. Restructuring expenses for the three months ended December 31, 2015 were $1.8 million; there were no restructuring expenses for the three months ended December 31, 2014 as there was no comparable business transformation plan.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and were primarily related to professional services. Separation costs for the three months ended December 31, 2014 were $3.3 million; there were no comparable costs incurred for the three months ended December 31, 2015.
Interest Expense. Interest expense for the three months ended December 31, 2015 increased by $0.5 million as compared to the three months ended December 31, 2014 due to borrowings under our new 2020 term loan facility and our senior notes, which were issued during the three months ended December 31, 2014.
Other Income, net. Other income, net for the three months ended December 31, 2015 increased by $3.4 million as compared to the three months ended December 31, 2014 due primarily to a net gain associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2015 was 34.7% as compared to 42.4% for the three months ended December 31, 2014. The effective tax rate for the three months ended December 31, 2015 was favorably impacted by a non-taxable indemnification gain of $2.6 million recorded in other income and a tax benefit associated with pre spin-off tax refunds. The effective tax rate for the three months ended December 31, 2014 was unfavorably impacted by $4.6 million of tax expense associated with the tax law change for bonus depreciation.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended December 31, 2015 was $68.2 million, an increase of $25.8 million, or 61%, as compared to $42.4 million for the three months ended December 31, 2014. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Revenues. Revenues for the six months ended December 31, 2015 were $1,034.7 million, an increase of $0.7 million, as compared to $1,034.0 million for the six months ended December 31, 2014. The ARNA segment contributed $9.1 million and the DM segment contributed $3.2 million of revenue growth, offset by a decrease in revenues in the ARI segment of $11.6 million.
Revenues for the six months ended December 31, 2015 increased by 3% on a constant currency basis as shown in the table below.

	Six Months Ended
	December 31,		Change
	2015	2014	$	%
Revenues	$1,034.7	$1,034.0	$0.7	—%
Impact of exchange rates	28.2	—	28.2
Constant currency revenues	$1,062.9	$1,034.0	$28.9	3%

The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Canadian dollar, the Euro, and the Pound Sterling.
Cost of Revenues. Cost of revenues for the six months ended December 31, 2015 decreased by $22.8 million, or 4%, as compared to the six months ended December 31, 2014. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $15.1 million. In addition, cost of revenues was impacted by $15.6 million of accelerated amortization recognized in the DM segment for the Cobalt trademark during the three months ended December 31, 2014, lower expenses as a result of the sale of the Internet sales leads business, and lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. The favorable effects of these items was offset by increased direct operating expenses as a function of new products, revenue growth, and the acquisition of AVRS and increased costs associated with the migration of hosting facilities that support the ARNA and DM segments. Cost of revenues also included expenses to research, develop, and deploy new and enhanced solutions for our clients of $78.6 million and $83.9 million for the six months ended December 31, 2015 and 2014, respectively, representing 7.6% and 8.1% of revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2015 decreased by $13.2 million, or 6%, as compared to the six months ended December 31, 2014. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $6.4 million. In addition, selling, general and administrative expenses were impacted by trademark royalty expense incurred during the six months ended December 31, 2014 prior to the spin-off, lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, a vendor-related contractual obligation in the ARNA segment established during the three months ended December 31, 2014 and extinguished during the first quarter of fiscal 2016, lower expenses as a result of the sale of the Internet sales leads business, and a prior year non-recurring severance accrual in the ARNA segment. The favorable effects of these items was partially offset by costs incurred related to the formation of corporate departments as a stand-alone public company and other business transformation expenses.
Restructuring Expenses. Restructuring expenses represent employee-related costs and contract termination costs incurred in connection with the business transformation plan we initiated in the fiscal year ended June 30, 2015. Restructuring expenses for the six months ended December 31, 2015 were $3.7 million; there were no restructuring expenses for the six months ended December 31, 2014 as there was no comparable business transformation plan.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and were primarily related to professional services. Separation costs for the six months ended December 31, 2014 were $34.0 million; there were no comparable costs incurred for the six months ended December 31, 2015.
Interest Expense. Interest expense for the six months ended December 31, 2015 increased by $8.7 million as compared to the six months ended December 31, 2014 due to borrowings under our term loan facilities and senior notes, revolving credit facility commitment fees, and amortization of deferred financing costs.
Other Income, net. Other income, net for the six months ended December 31, 2015 increased by $2.7 million as compared to the six months ended December 31, 2014 due primarily to a net gain associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
Provision for Income Taxes. The effective tax rate for the six months ended December 31, 2015 was 35.4% as compared to 39.7% for the six months ended December 31, 2014. The effective tax rate for the six months ended December 31, 2015 was favorably impacted by a non-taxable indemnification gain recorded in other income and a tax benefit associated with pre spin-off tax refunds. The effective tax rate for the six months ended December 31, 2014 was unfavorably impacted by certain separation costs that were not tax deductible and tax expense associated with the tax law change for bonus depreciation, partially offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the six months ended December 31, 2015 was $127.2 million, an increase of $45.8 million, or 56%, as compared to $81.4 million for the six months ended December 31, 2014. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.

Non-GAAP Measures
We use certain adjusted results to evaluate our operating performance. In addition, we use adjusted EBITDA, among other measures, as an input to determine incentive-based compensation. Our non-GAAP adjustments principally relate to expenses and benefits that impact comparability of the underlying GAAP measures. We believe our non-GAAP measures provide relevant and useful information for users of the financial statements because they provide insight into our ongoing operating results. Because non-GAAP measures are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
We also review certain non-GAAP measures, namely adjusted revenues and adjusted earnings before income taxes, on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollar using the average monthly exchange rate for the comparable prior period. As a result, constant currency results neutralize the the effects of foreign currency.
The tables below present the reconciliation of the most directly comparable GAAP measure to adjusted revenues, adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues	$520.1	$517.0	$3.1	1%	$1,034.7	$1,034.0	$0.7	—%
Internet sales leads revenues (1)	—	(12.7)	12.7		—	(26.8)	26.8
Adjusted revenues	$520.1	$504.3	$15.8	3%	$1,034.7	$1,007.2	$27.5	3%
Impact of exchange rates	12.5	—	12.5		28.2	—	28.2
Constant currency adjusted revenues	$532.6	$504.3	$28.3	6%	$1,062.9	$1,007.2	$55.7	6%

Earnings before income taxes	$106.8	$77.1	$29.7	39%	$202.6	$141.6	$61.0	43%
Separation costs (2)	—	3.3	(3.3)		—	34.0	(34.0)
Accelerated trademark amortization (3)	—	15.6	(15.6)		—	15.6	(15.6)
Stand-alone public company costs (4)	—	(3.4)	3.4		—	(13.7)	13.7
Trademark royalty fee (5)	—	—	—		—	5.7	(5.7)
Stock-based compensation (4)	—	—	—		—	(0.4)	0.4
Interest expense (4)	—	—	—		—	(8.2)	8.2
Restructuring expenses (6)	1.8	—	1.8		3.7	—	3.7
Other business transformation expenses (6)	5.1	—	5.1		6.8	—	6.8
Tax matters indemnification gain, net (7)	(2.6)	—	(2.6)		(2.6)	—	(2.6)
Internet sales leads earnings (1)	—	(0.5)	0.5		—	(1.5)	1.5
Adjusted earnings before income taxes	$111.1	$92.1	$19.0	21%	$210.5	$173.1	$37.4	22%
Adjusted margin %	21.4%	18.3%	310 bps		20.3%	17.2%	310 bps
Impact of exchange rates	3.4	—	3.4		7.1	—	7.1
Constant currency adjusted earnings before income taxes	$114.5	$92.1	$22.4	24%	$217.6	$173.1	$44.5	26%

Provision for income taxes	$37.1	$32.7	$4.4	13%	$71.7	$56.2	$15.5	28%
Income tax effect of pre-tax adjustments (8)	2.1	5.0	(2.9)		3.3	6.7	(3.4)
Income tax expense due to bonus depreciation law change (9)	—	(4.6)	4.6		—	(4.6)	4.6
Pre spin-off filed tax return adjustment (10)	0.4	—	0.4		0.4	—	0.4
Adjusted provision for income taxes	$39.6	$33.1	$6.5	20%	$75.4	$58.3	$17.1	29%
Adjusted effective tax rate	35.6%	35.9%			35.8%	33.7%

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Net earnings attributable to CDK	$68.2	$42.4	$25.8	61%	$127.2	$81.4	$45.8	56%
Separation costs (2)	—	3.3	(3.3)		—	34.0	(34.0)
Accelerated trademark amortization (3)	—	15.6	(15.6)		—	15.6	(15.6)
Stand-alone public company costs (4)	—	(3.4)	3.4		—	(13.7)	13.7
Trademark royalty fee (5)	—	—	—		—	5.7	(5.7)
Stock-based compensation (4)	—	—	—		—	(0.4)	0.4
Interest expense (4)	—	—	—		—	(8.2)	8.2
Restructuring expenses (6)	1.8	—	1.8		3.7	—	3.7
Other business transformation expenses (6)	5.1	—	5.1		6.8	—	6.8
Tax matters indemnification gain, net (7)	(2.6)	—	(2.6)		(2.6)	—	—
Internet sales leads earnings (1)	—	(0.5)	0.5		—	(1.5)	1.5
Income tax effect of pre-tax adjustments (8)	(2.1)	(5.0)	2.9		(3.3)	(6.7)	3.4
Income tax expense due to bonus depreciation law change (9)	—	4.6	(4.6)		—	4.6	(4.6)
Pre spin-off filed tax return adjustment (10)	(0.4)	—	(0.4)		(0.4)	—	(0.4)
Adjusted net earnings attributable to CDK	$70.0	$57.0	$13.0	23%	$131.4	$110.8	$20.6	19%

Adjusted net earnings attributable to CDK per common share:
Basic	$0.44	$0.35		26%	$0.83	$0.69		20%
Diluted	$0.44	$0.35		26%	$0.82	$0.69		19%

Weighted-average common shares outstanding:
Basic (11)	158.7	160.7			158.9	160.7
Diluted (11)	159.7	161.8			160.0	161.2
(1) Elimination of revenues and earnings before income taxes related to the Internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015.
(2) Incremental costs incurred for the three and six months ended December 31, 2014 that were directly attributable to the spin-off from ADP.
(3) Accelerated amortization recognized during the three and six months ended December 31, 2014 in the DM segment for the Cobalt trademark related to the change in useful life.
(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company, incremental stock-based compensation expenses incurred for staff additions to build out corporate functions and director compensation costs, and interest expense related to indebtedness incurred with the spin-off. These costs were incurred in the three and six months ended December 31, 2015 and have been reflected as adjustments in the three and six months ended December 31, 2014 to present these periods on a comparable basis.
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the six months ended December 31, 2014 prior to our spin-off from ADP, as there was no comparable royalty after the spin-off.
(6) Restructuring expense recognized in connection with our business transformation plan for the three and six months ended December 31, 2015. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and six months ended December 31, 2015.
(7) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.

(8) Income tax effect of pre-tax adjustments including separation costs for the three and six months ended December 31, 2014, which were partially tax deductible, and the tax effect of the Internet sales leads business.
(9) Adjustment recognized during the three and six months ended December 31, 2014 to deferred taxes related to the bonus depreciation to which ADP is entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with our business for tax periods prior to our spin-off from ADP.
(10) Net income tax benefit to adjust the liability for pre spin-off tax returns related to the gain in (7) above.
(11) During the three months ended September 30, 2015, we became aware that 1.0 million shares of common stock were inadvertently issued and distributed at the spin-off to ADP with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014. The effect of this correction is reflected in weighted-average common shares outstanding for the three and six months ended December 31, 2015. For additional information on this matter, refer to Note 1 - Basis of Presentation in the accompanying unaudited condensed consolidated and combined financial statements in this Quarterly Report on Form 10-Q.
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Adjusted Revenues. Adjusted revenues for the three months ended December 31, 2015 were $520.1 million, an increase of $15.8 million, or 3%, as compared to $504.3 million for the three months ended December 31, 2014. Adjusted revenues were unfavorably impacted by the same currencies discussed above in revenues, which contributed a decrease of $12.5 million. Adjusted revenues were favorably impacted by increased revenues in the underlying operations of all of our segments, excluding the effect of revenues related to the Internet sales leads business in ARNA and including the effect of revenues contributed by the acquisition of AVRS.
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for the three months ended December 31, 2015 were $111.1 million, an increase of $19.0 million, or 21%, as compared to $92.1 million for the three months ended December 31, 2014. Margin increased from 18.3% to 21.4%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $3.4 million. Adjusted earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and a vendor-related contractual obligation in the ARNA segment established during the three months ended December 31, 2014. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the ARNA and DM segments.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended December 31, 2015 was 35.6% as compared to 35.9% for the three months ended December 31, 2014.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended December 31, 2015 were $70.0 million, an increase of $13.0 million, or 23%, as compared to $57.0 million for the three months ended December 31, 2014. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Adjusted Revenues. Adjusted revenues for the six months ended December 31, 2015 were $1,034.7 million, an increase of $27.5 million, or 3%, as compared to $1,007.2 million for the six months ended December 31, 2014. Adjusted revenues were unfavorably impacted by the same currencies discussed above in revenues, which contributed a decrease of $28.2 million. Adjusted revenues were favorably impacted by increased revenues in the underlying operations of all of our segments, excluding the effect of revenues related to the Internet sales leads business in ARNA and including the effect of revenues contributed by the acquisition of AVRS.
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for the six months ended December 31, 2015 were $210.5 million, a decrease of $37.4 million, or 22%, as compared to $173.1 million for the six months ended December 31, 2014. Margin decreased from 17.2% to 20.3%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $7.1 million. Adjusted earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, a vendor-related contractual obligation in the ARNA segment established during the three months ended December 31, 2014 and extinguished during the first quarter of fiscal 2016, and a prior year non-recurring severance accrual in the ARNA segment. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the ARNA and DM segments.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the six months ended December 31, 2015 was 35.8% as compared to 33.7% for the six months ended December 31, 2014. The adjusted effective tax rate for the six months ended December 31, 2014 was favorably impacted by a tax benefit associated with a valuation allowance adjustment.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the six months ended December 31, 2015 were $131.4 million, an increase of $20.6 million, or 19%, as compared to $110.8 million for the six months ended December 31, 2014. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.
The table below presents the reconciliation of earnings before income taxes to adjusted EBITDA.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Earnings before income taxes	$106.8	$77.1	$29.7	39%	$202.6	$141.6	$61.0	43%
Interest expense (1)	9.5	9.0	0.5		18.8	10.1	8.7
Depreciation and amortization (2)	14.7	29.5	(14.8)		28.7	43.4	(14.7)
Separation costs (3)	—	3.3	(3.3)		—	34.0	(34.0)
Stand-alone public company costs (4)	—	(3.4)	3.4		—	(13.7)	13.7
Trademark royalty fee (5)	—	—	—		—	5.7	(5.7)
Total stock-based compensation (6)	7.0	8.0	(1.0)		12.8	13.4	(0.6)
Restructuring expenses (7)	1.8	—	1.8		3.7	—	3.7
Other business transformation expenses (7)	4.6	—	4.6		6.2	—	6.2
Tax matters indemnification gain, net (8)	(2.6)	—	(2.6)		(2.6)	—	(2.6)
Internet sales leads earnings (9)	—	(0.5)	0.5		—	(1.5)	1.5
Adjusted EBITDA	$141.8	$123.0	$18.8	15%	$270.2	$233.0	$37.2	16%
Adjusted margin %	27.3%	24.4%	290 bps		26.1%	23.1%	300 bps

(1) Interest expense included within the financial statements for the periods presented.
(2) Depreciation and amortization included within the financial statements for the periods presented, including the accelerated amortization attributable to the Cobalt trademark recognized during the three and six months ended December 31, 2014.
(3) Incremental costs incurred for the three and six months ended December 31, 2014 that were directly attributable to the spin-off from ADP.
(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company.
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the six months ended December 31, 2014 prior to our spin-off from ADP, as there was no comparable royalty after the spin-off.
(6) Total stock-based compensation expense recognized for the periods presented.
(7) Restructuring expense recognized in connection with our business transformation plan for the three and six months ended December 31, 2015. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and six months ended December 31, 2015. Other business transformation expenses exclude $0.5 million and $0.6 million of accelerated depreciation expense for the three and six months ended December 31, 2015, respectively.

(8) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
(9) Elimination of earnings before income taxes related to the Internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015.
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Adjusted EBITDA. Adjusted EBITDA for the three months ended December 31, 2015 was $141.8 million, an increase of $18.8 million, or 15%, as compared to $123.0 million for the three months ended December 31, 2014. Adjusted margin increased from 24.4% to 27.3%. The increase in adjusted EBITDA was favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and a vendor-related obligation established during the three months ended December 31, 2014. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the ARNA and DM segments and fluctuations in foreign currency exchange rates.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Adjusted EBITDA. Adjusted EBITDA for the six months ended December 31, 2015 was $270.2 million, an increase of $37.2 million, or 16%, as compared to $233.0 million for the six months ended December 31, 2014. Adjusted margin increased from 23.1% to 26.1%. The increase in adjusted EBITDA was favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, a vendor-related obligation established during the three months ended December 31, 2014 and extinguished in the first quarter of fiscal 2016, and a prior year non-recurring severance accrual in the ARNA segment. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the ARNA and DM segments and fluctuations in foreign currency exchange rates.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three and six months ended December 31, 2015 and 2014. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
During the three months ended September 30, 2015, the Company began to report segment revenues and earnings before income taxes using actual foreign exchange rates. Previously, the Company's revenues and earnings before income taxes for each segment were adjusted to reflect budgeted foreign exchange rates, which resulted in a reconciling item for foreign exchange so as to present segment results on a consistent basis without the impact of fluctuations in foreign currency exchange rates. Segment information for the three and six months ended December 31, 2014 has been updated to conform to the new presentation and the effect of foreign exchange now resides within reportable segment revenues and earnings before income taxes.
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
We also review segment results on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollar using the average monthly exchange rate for the comparable prior period. As a result, constant currency results neutralize the the effects of foreign currency.

Segment Financial Data
The table below presents revenues and earnings before income taxes by segment for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Segment Revenues
Automotive Retail North America	$333.6	$329.0	$4.6	1%	$665.8	$656.7	$9.1	1%
Automotive Retail International	78.8	82.9	(4.1)	(5)%	157.0	168.6	(11.6)	(7)%
Digital Marketing	107.7	105.1	2.6	2%	211.9	208.7	3.2	2%
Total Revenues	$520.1	$517.0	$3.1	1%	$1,034.7	$1,034.0	$0.7	—%

Segment Earnings before Income Taxes
Automotive Retail North America	$109.7	$91.8	$17.9	19%	$212.1	$186.3	$25.8	14%
Margin %	32.9%	27.9%			31.9%	28.4%
Automotive Retail International	15.9	15.4	0.5	3%	30.1	28.0	2.1	8%
Margin %	20.2%	18.6%			19.2%	16.6%
Digital Marketing	11.6	(4.4)	16.0	n/m	22.1	3.7	18.4	n/m
Margin %	10.8%	(4.2)%			10.4%	1.8%
Other	(30.4)	(25.7)	(4.7)	18%	(61.7)	(76.4)	14.7	(19)%
Total Earnings before Income Taxes	$106.8	$77.1	$29.7	39%	$202.6	$141.6	$61.0	43%
Margin %	20.5%	14.9%			19.6%	13.7%
Automotive Retail North America Segment
The tables below present the reconciliation of revenues to adjusted revenues and earnings before income taxes to adjusted earnings before income taxes for the ARNA segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues	$333.6	$329.0	$4.6	1%	$665.8	$656.7	$9.1	1%
Internet sales leads revenues	—	(12.7)	12.7		—	(26.8)	26.8
Adjusted revenues	$333.6	$316.3	$17.3	5%	$665.8	$629.9	$35.9	6%
Impact of exchange rates	3.9	—	3.9		8.3	—	8.3
Constant currency adjusted revenues	$337.5	$316.3	$21.2	7%	$674.1	$629.9	$44.2	7%
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Revenues. ARNA revenues increased by $4.6 million, or 1%, to $333.6 million for the three months ended December 31, 2015 as compared to $329.0 million for the three months ended December 31, 2014. ARNA revenues were unfavorably impacted by the strength of the U.S. dollar against the Canadian dollar on a constant currency basis, which contributed to a decrease of $3.9 million, or approximately 2 percentage points. In addition, ARNA revenues were unfavorably impacted by the Internet sales leads business, which was sold on May 21, 2015 and contributed $12.7 million in revenues during the three months ended December 31, 2014. The impact of the Internet sales leads business on revenues was a decrement of approximately 4 percentage points.
Favorable contributions to revenue growth included the following. DMS client site count as of December 31, 2015 was 14,388 sites, an increase of approximately 3%, as compared to 13,963 sites as of December 31, 2014. In addition, we experienced 5% growth in average revenue per DMS client site, which resulted from a combination of increased sales of new or expanded solutions to our existing client base and pricing. On a combined basis, the increase in DMS client sites and average revenue per DMS client site contributed $17.0 million of revenue growth, or approximately 5 percentage points. Transaction related revenues due to vehicle registrations, which include the effect of revenues contributed by the AVRS acquisition, contributed $7.2 million of revenue growth, or approximately 2 percentage points. Other revenue items such as hardware sales, consulting, and data aggregation services contributed a decrease in revenues of $2.5 million.
Organic revenue growth excluding the effect of revenues contributed by the AVRS acquisition and the Internet sales leads business was approximately 4%.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Revenues. ARNA revenues increased by $9.1 million, or 1%, to $665.8 million for the six months ended December 31, 2015 as compared to $656.7 million for the six months ended December 31, 2014. The ARNA revenues were impacted by the same currency discussed above, which contributed to a decrease of $8.3 million, or approximately 1 percentage point. In addition, ARNA revenues were unfavorably impacted by the Internet sales leads business, which was sold on May 21, 2015 and contributed $26.8 million in revenues during the six months ended December 31, 2014. The impact of the Internet sales leads business on revenues was a decrement of approximately 5 percentage points.
Favorable contributions to revenue growth included the following. DMS client site count as of December 31, 2015 was 14,388 sites, an increase of approximately 3%, as compared to 13,963 sites as of December 31, 2014. In addition, we experienced 5% growth in average revenue per DMS client site, which resulted from a combination of increased sales of new or expanded solutions to our existing client base and pricing. On a combined basis, the increase in DMS client sites and average revenue per DMS client site contributed $34.9 million of revenue growth, or approximately 6 percentage points. Transaction related revenues due to vehicle registrations, which include the effect of revenues contributed by the AVRS acquisition, contributed $12.2 million of revenue growth, or approximately 2 percentage points. Other revenue items such as hardware sales, consulting, and data aggregation services contributed a decrease in revenues of $2.4 million.
Organic revenue growth excluding the effect of revenues contributed by the AVRS acquisition and the Internet sales leads business was approximately 4%.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Earnings before income taxes	$109.7	$91.8	$17.9	19%	$212.1	$186.3	$25.8	14%
Margin %	32.9%	27.9%	500 bps		31.9%	28.4%	350 bps
Stand-alone public company costs	—	—	—		—	(2.1)	2.1
Internet sales leads earnings	—	(0.5)	0.5		—	(1.5)	1.5
Adjusted earnings before income taxes	$109.7	$91.3	$18.4	20%	$212.1	$182.7	$29.4	16%
Adjusted margin %	32.9%	28.9%	400 bps		31.9%	29.0%	290 bps
Impact of exchange rates	1.5	—	1.5		3.3	—	3.3
Constant currency adjusted earnings before income taxes	$111.2	$91.3	$19.9	22%	$215.4	$182.7	$32.7	18%
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Earnings Before Income Taxes. ARNA earnings before income taxes increased by $17.9 million, or 19%, to $109.7 million for the three months ended December 31, 2015 as compared to $91.8 million for the three months ended December 31, 2014. Margin increased from 27.9% to 32.9%. The constant currency impact of foreign exchange rates on ARNA earnings before income taxes was a decrease of $1.5 million, or approximately 2 percentage points. The effect of the Internet sales leads business on earnings before income taxes contributed to a decrease of approximately 1 percentage point.
ARNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth as discussed above and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, the sale of the Internet sales leads business, which was a lower margin business, and a vendor-related contractual obligation established during the three months ended December 31, 2014. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities.

Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Earnings Before Income Taxes. ARNA earnings before income taxes increased by $25.8 million, or 14%, to $212.1 million for the six months ended December 31, 2015 as compared to $186.3 million for the six months ended December 31, 2014. Margin increased from 28.4% to 31.9%. The constant currency impact of foreign exchange rates on ARNA earnings before income taxes was a decrease of $3.3 million, or approximately 2 percentage points. The effect of the Internet sales leads business and stand-alone public company costs on earnings before income taxes contributed to a decrease of approximately 2 percentage points.
ARNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth as discussed above and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, a vendor-related contractual obligation established during the three months ended December 31, 2014 and extinguished in the first quarter of fiscal 2016, a prior year non-recurring severance accrual, and the sale of the Internet sales leads business, which was a lower margin business. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities and stand-alone public company costs.
Automotive Retail International Segment
There were no non-GAAP adjustments to the ARI segment for the three and six months ended December 31, 2015 and 2014. The tables below present the reconciliation of revenues and earnings before income taxes for the ARI segment on a constant currency basis.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues	$78.8	$82.9	$(4.1)	(5)%	$157.0	$168.6	$(11.6)	(7)%
Impact of exchange rates	8.2	—	8.2		19.0	—	19.0
Constant currency revenues	$87.0	$82.9	$4.1	5%	$176.0	$168.6	$7.4	4%
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Revenues. ARI revenues decreased by $4.1 million, or 5%, to $78.8 million for the three months ended December 31, 2015 as compared to $82.9 million for the three months ended December 31, 2014. ARI revenues were impacted by the strength of the U.S. dollar against the Euro and the Pound Sterling, which contributed to a decline of $8.2 million, or 10 percentage points. ARI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per client site.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Revenues. ARI revenues decreased by $11.6 million, or 7%, to $157.0 million for the six months ended December 31, 2015 as compared to $168.6 million for the six months ended December 31, 2014. ARI revenues were impacted by the same currencies as discussed above, which contributed to a decline of $19.0 million, or 11 percentage points. ARI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per client site.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Earnings before income taxes	$15.9	$15.4	$0.5	3%	$30.1	$28.0	$2.1	8%
Margin %	20.2%	18.6%	160 bps		19.2%	16.6%	260 bps
Impact of exchange rates	1.6	—	1.6		3.2	—	3.2
Constant currency earnings before income taxes	$17.5	$15.4	$2.1	14%	$33.3	$28.0	$5.3	19%

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Earnings Before Income Taxes. ARI earnings before income taxes increased by $0.5 million, or 3%, to $15.9 million for the three months ended December 31, 2015 as compared to $15.4 million for the three months ended December 31, 2014. Margin increased from 18.6% to 20.2%. The constant currency impact of foreign exchange rates on ARI earnings before income taxes was a decrease of $1.6 million, or 11 percentage points. ARI earnings before income taxes were favorably impacted by operating efficiencies, which resulted from increased average revenue per client and benefits obtained from ongoing initiatives under our business transformation plan. These benefits were partially offset by the effect of accrual adjustments during the three months ended December 31, 2014 that did not repeat during the three months ended December 31, 2015.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Earnings Before Income Taxes. ARI earnings before income taxes increased by $2.1 million, or 8%, to $30.1 million for the six months ended December 31, 2015 as compared to $28.0 million for the six months ended December 31, 2014. Margin increased from 16.6% to 19.2%. The constant currency impact of foreign exchange rates on ARI earnings before income taxes was a decrease of $3.2 million, or 11 percentage points. ARI earnings before income taxes were favorably impacted by operating efficiencies, which resulted from increased average revenue per client and benefits obtained from ongoing initiatives under our business transformation plan.
Digital Marketing Segment
There were no non-GAAP adjustments to the DM segment for the three months ended December 31, 2015 and 2014. The tables below present the reconciliation of revenues and earnings (loss) before income taxes for the DM segment on a constant currency basis.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues	$107.7	$105.1	$2.6	2%	$211.9	$208.7	$3.2	2%
Impact of exchange rates	0.4	—	0.4		0.9	—	0.9
Constant currency revenues	$108.1	$105.1	$3.0	3%	$212.8	$208.7	$4.1	2%
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Revenues. DM revenues increased by $2.6 million, or 2%, to $107.7 million for the three months ended December 31, 2015 as compared to $105.1 million for the three months ended December 31, 2014. The constant currency impact of foreign exchange rates on DM revenues was a decrease of $0.4 million. The overall increase was due to an increase in average monthly revenue per website of 11%, which contributed $7.5 million, or 7 percentage points, of revenue growth and was attributable to increased advertising per website. OEM advertising revenues increased 5%, which contributed $1.6 million, or 2 percentage points, of revenue growth. We experienced a decrease in website count resulting from changes to certain OEM programs of 12%, which contributed $8.8 million, or 8 percentage points, of revenue decrement.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Revenues. DM revenues increased by $3.2 million, or 2%, to $211.9 million for the six months ended December 31, 2015 as compared to $208.7 million for the six months ended December 31, 2014. The constant currency impact of foreign exchange rates on DM revenues was a decrease of $0.9 million. The overall increase was due to an increase in average monthly revenue per website of 11%, which contributed $12.3 million, or 6 percentage points, of revenue growth and was attributable to increased advertising per website. OEM advertising revenues increased 6%, which contributed $3.5 million, or 2 percentage points, of revenue growth. We experienced a decrease in website count resulting from changes to certain OEM programs of 12%, which contributed $14.2 million, or 7 percentage points, of revenue decrement.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Earnings (loss) before income taxes	$11.6	$(4.4)	$16.0	n/m	$22.1	$3.7	$18.4	n/m
Margin %	10.8%	(4.2)%	1500 bps		10.4%	1.8%	860 bps
Accelerated trademark amortization	—	15.6	(15.6)		—	15.6	(15.6)
Adjusted earnings before income taxes	$11.6	$11.2	$0.4	4%	$22.1	$19.3	$2.8	15%
Adjusted margin %	10.8%	10.7%	10 bps		10.4%	9.2%	120 bps
Impact of exchange rates	0.4	—	0.4		0.6	—	0.6
Constant currency earnings before income taxes	$12.0	$11.2	$0.8	7%	$22.7	$19.3	$3.4	18%
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Earnings (Loss) Before Income Taxes. DM earnings before income taxes increased by $16.0 million to $11.6 million for the three months ended December 31, 2015 as compared to a loss of $4.4 million for the three months ended December 31, 2014. Margin increased from a decrement of 4.2% to 10.8%. The constant currency impact of foreign exchange rates on DM earnings before income taxes was a decrease of $0.4 million, or 3 percentage points. The effect of the accelerated trademark amortization during the three months ended December 31, 2014 contributed a significant increase in earnings before taxes. DM earnings before income taxes were also favorably impacted by operating efficiencies from lower expenses as a result of lower full-time equivalent headcount and labor-related costs and benefits obtained from ongoing initiatives under our business transformation plan, partially offset by increased costs associated with the migration of hosting facilities and a higher mix of lower margin advertising revenues.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
    Earnings Before Income Taxes. DM earnings before income taxes increased by $18.4 million to $22.1 million for the six months ended December 31, 2015 as compared to $3.7 million for the six months ended December 31, 2014. Margin increased from 1.8% to 10.4%. The constant currency impact of foreign exchange rates on DM earnings before income taxes was a decrease of $0.6 million, or 3 percentage points. The effect of the accelerated trademark amortization during the three months ended December 31, 2014 contributed a significant increase in earnings before taxes. DM earnings before income taxes were also favorably impacted by operating efficiencies from lower expenses as a result of lower full-time equivalent headcount and labor-related costs and benefits obtained from ongoing initiatives under our business transformation plan, partially offset by increased costs associated with the migration of hosting facilities and a higher mix of lower margin advertising revenues.

Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2015	2014	$	%	2015	2014	$	%
Loss before income taxes	$(30.4)	$(25.7)	$(4.7)	18%	$(61.7)	$(76.4)	$14.7	(19)%
Separation costs	—	3.3	(3.3)		—	34.0	(34.0)
Stand-alone public company costs	—	(3.4)	3.4		—	(11.6)	11.6
Trademark royalty fee	—	—	—		—	5.7	(5.7)
Stock-based compensation	—	—	—		—	(0.4)	0.4
Interest expense	—	—	—		—	(8.2)	8.2
Restructuring expenses	1.8	—	1.8		3.7	—	3.7
Other business transformation expenses	5.1	—	5.1		6.8	—	6.8
Tax matters indemnification gain, net	(2.6)	—	(2.6)		(2.6)	—	(2.6)
Adjusted loss before income taxes	$(26.1)	$(25.8)	$(0.3)	1%	$(53.8)	$(56.9)	$3.1	(5)%
Impact of exchange rates	(0.1)	—			—	—
Constant currency loss before income taxes	$(26.2)	$(25.8)	$(0.4)	2%	$(53.8)	$(56.9)	$3.1	(5)%
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
Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
Loss Before Income Taxes. The Other loss before income taxes increased by $4.7 million, or 18%, to $30.4 million for the three months ended December 31, 2015 as compared to $25.7 million for the three months ended December 31, 2014. The Other loss before income taxes was unfavorably impacted by increased stand-alone public company costs and expenses associated with our business transformation plan, partially offset by the separation costs incurred during the three months ended December 31, 2014 and the net tax matters indemnification gain. Excluding the effects of these items, the Other loss before income taxes was generally consistent year-over-year.
Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014
Loss Before Income Taxes. The Other loss before income taxes decreased by $14.7 million, or 19%, to $61.7 million for the six months ended December 31, 2015 as compared to $76.4 million for the six months ended December 31, 2014. The Other loss before income taxes was favorably impacted by the separation costs incurred and the trademark royalty fee charged by ADP during the six months ended December 31, 2014 and the net tax matters indemnification gain. The favorable effects of these items were partially offset by increased stand-alone public company costs, expenses associated with our business transformation plan, and increased interest expense associated with our indebtedness. Excluding the effects of these items, the Other loss before income taxes was impacted by an adjustment to certain employee-related accruals, the realization of a gain on foreign currency denominated transactions with our shared services facility in India, and a decrease in stock-based compensation expense.
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

As of December 31, 2015, cash and cash equivalents were $347.5 million, total CDK stockholders' equity was $578.2 million, and total debt was $1,228.6 million, which is net of unamortized financing costs of $9.3 million. Working capital at December 31, 2015 was $500.1 million, as compared to $399.8 million as of June 30, 2015. Working capital as presented herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principals of $250.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of December 31, 2015.
Of the $347.5 million of cash and cash equivalents held as of December 31, 2015, $148.7 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. A minimal amount of U.S. income tax has been accrued on the undistributed foreign earnings since our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on permanently reinvested earnings.
Dividends to Common Stockholders
In November 2015, the Board of Directors approved a $0.015 increase in the quarterly cash dividend to an annual rate of $0.54 per share. The Board of Directors declared a quarterly cash dividend of $0.135 per share payable on December 30, 2015 to shareholders of record at the close of business on December 1, 2015. We paid dividends of $21.6 million and $40.8 million during the three and six months ended December 31, 2015, respectively, and $19.4 million during the three and six months ended December 31, 2014.
Stock Repurchase Program
In December 2015, the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock. Under the authorization for the stock repurchase program, we may purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow. This authorization superseded and replaced the prior authorization by the Board of Directors which was approved on January 20, 2015 and had authorized us to repurchase up to 10.0 million shares of our common stock. We repurchased a total of approximately 1.2 million shares of our common stock under the prior authorization.
On December 14, 2015, we entered into an ASR agreement to purchase $250.0 million of our common stock. Under the terms of the ASR, we made a $250.0 million payment on December 15, 2015 and received an initial delivery of approximately 4.3 million shares of our common stock. The final number of shares to be purchased will be calculated based on the average of the daily volume-weighted average price of our common stock during the term of the ASR transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. The final settlement of the ASR is expected to occur no later than the end of our fiscal year ending June 30, 2016 and may result in the receipt or delivery of additional shares of common stock.
Cash Flows
Our consolidated and combined cash flows for the six months ended December 31, 2014 have been revised to reflect sales-type lease accounting for certain hardware components of our DMS and integrated solutions, the revised presentation of the noncontrolling interest in the earnings of CVR, and the reclassification of net advances of parent company investment from investing activities to financing activities. Refer to Note 1 - Basis of Presentation in the accompanying Notes to the unaudited condensed consolidated and combined financial statements.

Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for the six months ended December 31, 2015 and 2014, are summarized as follows:

	Six Months Ended
	December 31,
	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$25.8	$105.0	$(79.2)
Investing activities	(19.2)	25.0	(44.2)
Financing activities	(58.3)	(114.7)	56.4
Effect of exchange rate changes on cash and cash equivalents	(9.0)	(15.9)	6.9
Net change in cash and cash equivalents	$(60.7)	$(0.6)	$(60.1)
Net cash flows provided by operating activities were $25.8 million for the six months ended December 31, 2015 as compared to $105.0 million for the six months ended December 31, 2014. This $79.2 million decrease was primarily due to a comparative increase of $126.0 million in net working capital components, which was due to the timing of cash payments made to our vendors, employees, and the tax authorities and cash payments received from our clients in the normal course of business in all of our segments. Net earnings adjusted for non-cash items increased by $46.8 million when compared to the six months ended December 31, 2014 due to earnings growth in our business.
Net cash flows used in investing activities were $19.2 million for the six months ended December 31, 2015 as compared to net cash flows provided by investing activities of $25.0 million for the six months ended December 31, 2014. This $44.2 million increase in cash used in investing activities was primarily due to $40.6 million of proceeds from notes receivable from ADP and its affiliates during the six months ended December 31, 2014, which did not recur following the spin-off. In addition, there was an increase in capital expenditures and capitalized software of $3.7 million during the six months ended December 31, 2015.
Net cash flows used in financing activities were $58.3 million for the six months ended December 31, 2015 as compared to $114.7 million for the six months ended December 31, 2014. This $56.4 million decrease in cash used in financing activities is primarily due to cash used in connection with our spin-off from ADP. During the six months ended December 31, 2015, our primary cash outflows consisted of dividend payments to our stockholders of $40.8 million, the repurchase of common stock for $261.0 million, and the repayment of debt and capital lease obligations of $6.7 million. We entered into a new term loan facility for $250.0 million and used the proceeds for the repurchase of common stock under our ASR. During the six months ended December 31, 2014, cash used in financing activities was primarily impacted by proceeds from long-term debt of $1.8 billion, offset by outflows related to the dividend paid to ADP in connection with our spin-off of $825.0 million, repayments of long-term debt of $753.1 million, net transactions of parent company investment of $240.8 million, and repayments of notes payable to ADP and its affiliates of $21.9 million.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of December 31, 2015, our revolving credit facility was undrawn. The interest rates per annum on the 2019 term loan facility and the 2020 term loan facility were 1.93% and 1.84% as of December 31, 2015, respectively. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the six months ended December 31, 2015.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of December 31, 2015, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $4.5 million for the six months ended December 31, 2015.
We manage our exposure to these market risks through our regular operating and financing activities. We may in the future use derivative financial instruments as risk management tools.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated and combined financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated and combined financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations. With the exception of our stock-based compensation policy, which has been updated below, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply since the date of the Form 10-K.

Stock-Based Compensation

Certain employees (a) have been granted stock options to purchase shares of CDK’s common stock and (b) have been granted restricted stock or restricted stock units under which shares of our common stock vest based on the passage of time or achievement of performance conditions.

We recognize stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. We determine the fair value of stock options issued using a binomial option pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of peer companies. We use a peer group of companies to determine volatility due to the limited trading history associated with our common stock. Inclusion of our stock volatility in the valuation of future stock option grants may impact stock-based compensation expense recognized. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The grant date fair value of restricted stock and restricted stock units that vest upon achievement of service conditions is based on the closing price of our common stock on the date of grant. We also grant performance-based awards that vest over a performance period. Under these programs, we communicate “target awards” at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the target awards. Certain of our performance-based awards are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of our common stock compared to a peer group of companies. The fair value of performance-based awards subject to a market condition is determined using a Monte Carlo simulation model. The principal variable assumptions utilized in determining the grant date fair value of performance-based awards subject to a market condition include the risk-free rate, stock volatility, dividend yield, and correlations between our stock price and the stock prices of the peer group of companies. The probability associated with the achievement of performance conditions affects the vesting of our performance-based awards. Expense is only recognized for those shares expected to vest. We adjust stock-based compensation expense (increase or decrease) when it becomes probable that actual performance will differ from our estimate.

For all of our stock-based compensation awards, we estimate the likelihood that the award will ultimately vest upon grant and use an estimated forfeiture rate to recognize stock-based compensation expense. We recognize additional stock-based compensation expense if the actual forfeiture rate is lower than estimated, and we recognize a recovery of previously recognized stock-based compensation expense if the actual forfeiture rate is higher than estimated. If the actual forfeiture rate differs from our estimate, we may need to revise our estimate.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted.
The Company elected to adopt ASU 2015-17 during the three months ended December 31, 2015 on a prospective basis. The Company concluded that the simplified presentation requirement permitted by ASU 2015-17 is preferable because the current and non-current classification does not necessarily reflect when the temporary difference will reverse and become a taxable or deductible item. As a result, deferred tax assets and liabilities are presented as long-term in the consolidated balance sheet as of December 31, 2015. Because ASU 2015-17 was adopted prospectively, the Company did not adjust the classification of deferred tax assets and liabilities in the consolidated balance sheet as of June 30, 2015. The consolidated balance sheet as of June 30, 2015 includes current deferred tax assets of $13.0 million, which are included within other current assets, and current deferred tax liabilities of $1.4 million, which are included within accrued expenses and other current liabilities.

Recently Issued Accounting Pronouncements
In May 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 requires that if the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-05 will not have a material impact on our consolidated and combined results of operations, financial condition, or cash flows.
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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended December 31, 2015, we generated approximately 20% of our revenues outside of the United States, and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Our indebtedness could negatively impact our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
In connection with our spin-off from ADP, we entered into debt financing arrangements and borrowed $250.0 million under our 2019 term loan facility and $750.0 million under our bridge loan facility. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of December 31, 2015. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024, the net proceeds of which, together with cash on hand, were use to repay the bridge loan facility. On December 14, 2015, we borrowed an additional $250.0 million under our 2020 term loan facility. Borrowings under the 2020 term loan facility were used for general corporate purposes, which included the repurchase of shares of the Company's common stock as part of the new return of capital plan and pursuant to the ASR. Our indebtedness could have important consequences, including the following:

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
Effective succession planning is important to our long-term success. On December 11, 2015, we announced a leadership transition plan in which Brian P. MacDonald, who currently serves on our Board of Directors, will succeed Steven J. Anenen as Chief Executive Officer by June 30, 2016. Effective January 1, 2016, Mr. MacDonald assumed the role of President. Mr. Anenen will remain our Chief Executive Officer and a member of the Board during the transition. Failure to effectively complete the leadership transition plan and the uncertainty associated with the transition could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our ability to attract and retain other key executives.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)(3)
October 1 - 31, 2015	448	$48.01	—	8,750,584
November 1 - 30, 2015	1,748	$47.96	—	8,750,584
December 1 - 31, 2015	4,337,690	$46.11	4,337,690	$750,000,000
Total	4,339,886	$46.11	4,337,690
(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock were withheld upon vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purpose have been included within the total number of shares purchased.

(2) In December 2015, the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock under a program. This authorization superseded and replaced the prior authorization by the Board of Directors which was approved on January 20, 2015 and had authorized us to repurchase up to 10.0 million shares of our common stock. We repurchased a total of approximately 1.2 million shares of our common stock under the prior authorization.

(3) The table includes the maximum numbers of shares that could have been repurchased under the prior authorization for the monthly periods ending October 31, 2015 and November 30, 2015. The dollar value of shares that may yet be purchased under the current authorization is shown for the monthly period ending December 31, 2015. This dollar value excludes shares repurchased under the ASR we entered into under the new authorization.

Item 5. Other Information

On February 2, 2016, the Company entered into a Transition and Release Agreement (the “Transition Agreement”) with Steven J. Anenen, the Company’s former President and its current Chief Executive Officer and a member of the Company’s Board of Directors. The Company and Mr. Anenen have agreed that his employment with the Company is scheduled to terminate effective as of June 30, 2016, or such earlier date as mutually agreed by the Company and Mr. Anenen and that Mr. Anenen will assist in the smooth transition of his functions as directed by the Board, including the continued transition of his former functions as President to Brian MacDonald, the Company’s newly appointed President. The Transition Agreement sets forth the terms of Mr. Anenen’s separation of service from the Company and his service during a transition period, including, among other things, his ongoing compensation and his rights to certain other payments in connection with his separation of service, the treatment of his outstanding equity awards and certain non-competition, non-solicitation and confidentiality undertakings. The foregoing is qualified in its entirety by reference to the Transition Agreement, which is filed as Exhibit 10.6 hereto and incorporated by reference herein.

Effective February 2, 2016, the Company adopted the Corporate Officer Severance Plan (the “Severance Plan”) for purposes of providing severance protections for certain officers and other key employees in the event of an involuntary termination in the absence of a change in control, other than for cause. As of February 2, 2016, there were 10 eligible participants in the Severance Plan. The Severance Plan sets forth what a participant will receive who is involuntarily terminated by the Company without cause (other than during the two-year period following the occurrence of a change in control), including the payment of base salary, annual bonus, the continued vesting of stock options, time-vested restricted stock and restricted stock units and the number of shares of stock (or cash, in the case of cash-settled awards) that the participant would have been eligible to receive based on the actual achievement of the applicable performance goals in each of the then-ongoing performance-based restricted unit programs. The foregoing is qualified in its entirety by reference to the Severance Plan, which is filed as Exhibit 10.7 hereto and incorporated by reference herein.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	2014 Omnibus Award Plan	DEF 14A	1-36486	Appendix A	9/22/15
10.2	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director)	10-Q	1-36486	10.7	11/3/2015
10.3	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director)	10-Q	1-36486	10.8	11/3/2015
10.4	Employment Agreement, dated December 11, 2015, between CDK Global, Inc. and Brian P. MacDonald (Management Compensatory Plan)	8-K	1-36486	10.1	12/11/2015
10.5	Credit Agreement, dated December 14, 2015, between CDK Global, Inc. and Bank of America, N.A.	8-K	1-36486	10.1	12/14/2015
10.6	Transition and Release Agreement dated February 2, 2016, between CDK Global, Inc. and Steven J. Anenen					X
10.7	CDK Global, Inc. Corporate Officer Severance Plan (Management Compensatory Plan)					X
10.8	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)					X
10.9	UK Tax Advantaged Sub-Plan Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)					X
10.10	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)					X
10.11	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)					X
10.12	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)					X
31.1	Certification by Steven J. Anenen pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Steven J. Anenen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X

101.PRE	XBRL taxonomy extension presentation linkbase document	X
101.DEF	XBRL taxonomy extension definition linkbase document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	February 3, 2016	/s/ Alfred A. Nietzel Alfred A. Nietzel

Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)