Form 10-Q
period 2016-03-31
CDK Global, Inc.
filed 2016-05-05
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2016 was 155,336,347.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated and Combined Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues	$537.7	$526.4	$1,572.4	$1,560.4

Expenses:
Cost of revenues	315.8	321.8	927.8	956.6
Selling, general and administrative expenses	125.0	105.5	328.2	321.9
Restructuring expenses	7.7	—	11.4	—
Separation costs	—	0.6	—	34.6
Total expenses	448.5	427.9	1,267.4	1,313.1
Operating earnings	89.2	98.5	305.0	247.3

Interest expense	(10.7)	(9.3)	(29.5)	(19.4)
Other income, net	0.1	1.8	5.7	4.7

Earnings before income taxes	78.6	91.0	281.2	232.6

Provision for income taxes	(22.9)	(32.8)	(94.6)	(89.0)

Net earnings	55.7	58.2	186.6	143.6
Less: net earnings attributable to noncontrolling interest	1.9	1.9	5.6	5.9
Net earnings attributable to CDK	$53.8	$56.3	$181.0	$137.7

Net earnings attributable to CDK per common share:
Basic	$0.35	$0.35	$1.15	$0.86
Diluted	$0.34	$0.35	$1.14	$0.85

Weighted-average common shares outstanding:
Basic	155.4	160.6	157.8	160.7
Diluted	156.3	161.9	158.7	161.5

Dividends declared per common share	$0.135	$0.120	$0.390	$0.240

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net earnings	$55.7	$58.2	$186.6	$143.6
Other comprehensive income (loss):
Currency translation adjustments	6.4	(23.2)	(25.4)	(40.1)
Other comprehensive income (loss)	6.4	(23.2)	(25.4)	(40.1)
Comprehensive income	62.1	35.0	161.2	103.5
Less: comprehensive income attributable to noncontrolling interest	1.9	1.9	5.6	5.9
Comprehensive income attributable to CDK	$60.2	$33.1	$155.6	$97.6

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	March 31,	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$464.1	$408.2
Accounts receivable, net of allowances of $7.2 and $6.8, respectively	381.5	314.6
Other current assets	178.1	162.4
Total current assets	1,023.7	885.2
Property, plant and equipment, net	108.8	100.0
Other assets	226.0	224.1
Goodwill	1,202.2	1,209.9
Intangible assets, net	112.1	99.3
Total assets	$2,672.8	$2,518.5

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$26.4	$13.0
Accounts payable	31.4	21.7
Accrued expenses and other current liabilities	189.1	154.4
Accrued payroll and payroll-related expenses	106.0	123.2
Short-term deferred revenues	183.7	186.1
Total current liabilities	536.6	498.4
Long-term debt and capital lease obligations	1,196.1	971.1
Long-term deferred revenues	159.7	162.9
Deferred income taxes	62.0	58.2
Other liabilities	67.5	43.8
Total liabilities	2,021.9	1,734.4

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 161.3 shares, respectively; outstanding, 155.3 and 160.2 shares, respectively	1.6	1.6
Additional paid-in-capital	637.1	686.5
Retained earnings	200.5	81.2
Treasury stock, at cost: 5.0 and 1.1 shares, respectively	(234.0)	(50.7)
Accumulated other comprehensive income	26.2	51.6
Total CDK stockholders' equity	631.4	770.2
Noncontrolling interest	19.5	13.9
Total equity	650.9	784.1
Total liabilities and equity	$2,672.8	$2,518.5

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated and Combined Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$186.6	$143.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	45.6	57.1
Deferred income taxes	7.8	(2.0)
Stock-based compensation expense	25.5	22.0
Pension expense	—	0.8
Other	(4.5)	(5.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(71.1)	(55.6)
Increase in other assets	(24.0)	(19.1)
Increase in accounts payable	11.3	4.7
Increase in accrued expenses and other liabilities	29.7	14.6
Net cash flows provided by operating activities	206.9	160.2

Cash Flows from Investing Activities:
Capital expenditures	(35.0)	(27.2)
Proceeds from sale of property, plant and equipment	—	0.9
Capitalized software	(9.6)	(7.5)
Acquisitions of businesses, net of cash acquired	(18.0)	—
Contributions to investments	(6.7)	(14.6)
Proceeds from investments	8.7	—
Proceeds from notes receivable from ADP and its affiliates	—	40.6
Net cash flows used in investing activities	(60.6)	(7.8)

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	—	(21.9)
Net transactions of parent company investment	—	(240.8)
Proceeds from long-term debt	250.0	1,750.0
Repayments of long-term debt and capital lease obligations	(13.3)	(756.2)
Dividend paid to ADP at spin-off	—	(825.0)
Dividends paid to stockholders	(61.9)	(38.8)
Repurchases of common stock	(261.0)	(32.2)
Proceeds from exercises of stock options	5.3	6.9
Excess tax benefit from stock-based compensation awards	7.4	9.7
Withholding tax payments for stock-based compensation awards	(8.6)	(0.9)
Dividend payments of CVR to noncontrolling owners	—	(5.4)
Payments of deferred financing costs	(2.1)	(9.2)
Acquisition-related payments	(2.7)	—
Recovery of dividends paid (Note 1D)	0.4	—
Net cash flows used in financing activities	(86.5)	(163.8)

Effect of exchange rate changes on cash and cash equivalents	(3.9)	(22.9)

Net change in cash and cash equivalents	55.9	(34.3)

Cash and cash equivalents, beginning of period	408.2	402.8

Cash and cash equivalents, end of period	$464.1	$368.5

	Nine Months Ended
	March 31,
	2016	2015
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$96.5	$67.3
Interest	20.0	2.7
Non-cash transactions:
Non-cash consideration issued for acquisitions (Note 3)	14.0	—

See notes to the condensed consolidated and combined financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2015	161.3	$1.6	$686.5	$81.2	$(50.7)	$51.6	$770.2	$13.9	$784.1
Net earnings	—	—	—	181.0	—	—	181.0	5.6	186.6
Foreign currency translation adjustments	—	—	—	—	—	(25.4)	(25.4)	—	(25.4)
Stock-based compensation expense and related dividend equivalents	—	—	23.5	(0.2)	—	—	23.3	—	23.3
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(30.3)	—	27.0	—	(3.3)	—	(3.3)
Excess tax benefit from stock-based compensation awards	—	—	7.4	—	—	—	7.4	—	7.4
Cash dividends paid to stockholders	—	—	—	(61.9)	—	—	(61.9)	—	(61.9)
Repurchases of common stock	—	—	(50.0)	—	(210.3)	—	(260.3)	—	(260.3)
Correction of common stock issued in connection with the spin-off and dividends paid (Note 1D)	(1.0)	—	—	0.4	—	—	0.4	—	0.4
Balance as of March 31, 2016	160.3	$1.6	$637.1	$200.5	$(234.0)	$26.2	$631.4	$19.5	$650.9

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
Concurrent with the spin-off, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Notes 9 and 13 for further information.
B. Description of Business
The Company is a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. The Company’s solutions automate and integrate all parts of the dealership and buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. The Company classifies its operations into the following reportable segments: Automotive Retail North America, Automotive Retail International, and Digital Marketing. In addition, the Company has an “Other” segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 14 for further information.
C. Basis of Preparation
The financial statements presented herein represent (i) the results of operations for the three and nine months ended March 31, 2016 and the three months ended March 31, 2015 and the balance sheets as of March 31, 2016 and June 30, 2015 with the Company reporting as a separate publicly-traded company (referred to as "consolidated financial statements"), and (ii) the results of operations for the nine months ended March 31, 2015, which includes the period prior to the spin-off when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements"). Throughout this Quarterly Report on Form 10-Q when we refer to the "financial statements," we are referring to the "condensed consolidated and combined financial statements," unless the context indicates otherwise.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenues, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates. These financial statements present the consolidated and combined results of operations of the Company, which was under common control and common management by ADP until the spin-off. The historical financial results in the accompanying financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a separate, stand-alone entity.
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
Prior to the spin-off, the financial statements of the Company included costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on revenues and headcount. Following the spin-off, the Company performs these functions using internal resources or purchased services, certain of which were provided by ADP during a transitional period that ended September 30, 2015 pursuant to the transition services agreement. Refer to Note 13 for further information on agreements entered into with ADP as a result of the spin-off. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The financial statements of the Company include the following transactions with ADP or its affiliates:
Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the spin-off. Prior to the spin-off, separation costs were paid by ADP and allocated to the Company. These costs related to professional services and amounted to $0.6 million and $34.6 million for the three and nine months ended March 31, 2015, respectively. The Company did not incur any separation costs during the three and nine months ended March 31, 2016.
Overhead Expenses. Prior to the spin-off, the financial statements of the Company included an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated overhead costs related to ADP's shared functions of $7.1 million for the nine months ended March 31, 2015. The Company was not allocated any overhead costs related to ADP's shared functions during the three and nine months ended March 31, 2016 and the three months ended March 31, 2015. These costs were reported in selling, general, and administrative expenses on the consolidated and combined statements of operations. These allocations were based on a variety of factors. The allocation of travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time or system utilization in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. Prior to the spin-off, the financial statements of the Company included a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged trademark royalty fees of $5.7 million for the nine months ended March 31, 2015. The Company was not charged trademark royalty fees for the three and nine months ended March 31, 2016 and the three months ended March 31, 2015. These charges were included in selling, general, and administrative expenses on the consolidated and combined statements of operations. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Prior to the spin-off, certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to other ADP affiliates. The Company purchased services from this facility of $5.5 million for the nine months ended March 31, 2015. These functions were no longer outsourced to an ADP shared services facility for the three and nine months ended March 31, 2016 and the three months ended March 31, 2015. The charge for these services was included within cost of revenues on the consolidated and combined statements of operations.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. Prior to the spin-off, notes receivable from ADP and its affiliates and notes payable to ADP and its affiliates were settled; therefore, there were no outstanding notes receivable from or payable to ADP and its affiliates in the accompanying consolidated balance sheets as of March 31, 2016 and June 30, 2015. Interest income on notes receivable from ADP and its affiliates was $0.2 million for the nine months ended March 31, 2015. The Company recorded interest income on notes receivable from ADP and its affiliates within other income, net on the consolidated and combined statements of operations. Interest expense on notes payable to ADP and its affiliates was $0.2 million for the nine months ended March 31, 2015. The Company recorded interest expense on notes payable to ADP and its affiliates within interest expense on the consolidated and combined statements of operations. There was no interest income or interest expense under similar arrangements for the three and nine months ended March 31, 2016 and the three months ended March 31, 2015.
Other Services. Prior to the spin-off, the Company received other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.4 million for the nine months ended March 31, 2015. The Company did not incur expenses for such services during the three and nine months ended March 31, 2016 and the three months ended March 31, 2015. These expenses were included in selling, general, and administrative expenses on the consolidated and combined statements of operations.

D. Spin-off Common Stock Issued
During the three months ended September 30, 2015, the Company became aware that 1.0 million shares of common stock were inadvertently issued and distributed to ADP at the spin-off with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million shares. In addition, dividends paid to stockholders in fiscal 2015 were overstated by $0.4 million. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations, financial condition, or cash flows. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014 and the Company recovered the $0.4 million of cumulative dividends paid on such shares, thereby increasing the Company's retained earnings. The effects of these adjustments were reflected in the accompanying financial statements for the three and nine months ended March 31, 2016.
E. Significant Accounting Policies
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
The following are the Company’s major components of revenue:

•
Bundled sales of Dealer Management Systems ("DMS") and integrated solutions. In the Automotive Retail North America and Automotive Retail International segments, the Company receives fees for product installation, fees for software licenses, ongoing software support and maintenance of DMS, and other integrated solutions that are either hosted by the Company or installed on-site at the customer’s location. Revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when customer acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the customer does not have the contractual right to take possession of the software and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the customer without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.

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

•
Transactional revenues. The Company receives revenues on a fee per transaction processed basis in connection with providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, data updates, and automotive equity mining. Transactional revenues are recorded in accordance with ASC 605, "Revenue Recognition." Delivery occurs at the time the services are rendered. Transactional revenues are recorded in revenues gross of costs incurred for credit report processing, vehicle registrations, and automotive equity mining as the Company is contractually responsible for providing the service, software, and/or connectivity to the customers, and therefore, the Company is the primary obligor under ASC 605, "Revenue Recognition."

•
Digital Marketing services. The Company receives revenues from the placement of advertising for customers and providing websites and related advertising and marketing services. Digital marketing revenues are recorded in accordance with ASC 605, "Revenue Recognition" as delivery occurs at the time the services are rendered.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenues.
Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the consolidated balance sheets were $104.5 million and $105.3 million as of March 31, 2016 and June 30, 2015, respectively. Long-term deferred costs classified within other assets on the consolidated balance sheets were $138.2 million and $144.7 million as of March 31, 2016 and June 30, 2015, respectively.
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
Pursuant to this policy, the Company recognized expenses of $43.2 million and $43.3 million for the three months ended March 31, 2016 and 2015, respectively, and $121.8 million and $127.2 million for the nine months ended March 31, 2016 and 2015, respectively. These expenses were classified within cost of revenues on the consolidated and combined statements of operations.
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
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 7), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of March 31, 2016 was $740.3 million based on quoted market prices for the same or similar instruments and the carrying value was $750.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.

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
The Company elected to adopt ASU 2015-17 during the three months ended December 31, 2015 on a prospective basis. The Company concluded that the simplified presentation requirement permitted by ASU 2015-17 is preferable because the current and non-current classification does not necessarily reflect when the temporary difference will reverse and become a taxable or deductible item. As a result, deferred tax assets and liabilities are presented as long-term in the consolidated balance sheet as of March 31, 2016. Because ASU 2015-17 was adopted prospectively, the Company did not adjust the classification of deferred tax assets and liabilities in the consolidated balance sheet as of June 30, 2015. The consolidated balance sheet as of June 30, 2015 includes current deferred tax assets of $13.0 million, which are included within other current assets, and current deferred tax liabilities of $1.4 million, which are included within accrued expenses and other current liabilities.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement to retrospectively account for measurement period adjustments and allows such adjustments to be recorded to goodwill in the reporting period in which the adjustments to the provisional amounts are determined. ASU 2015-16 is effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt ASU 2015-16 during the three months ended March 31, 2016.
In May 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 requires that if the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company elected to adopt ASU 2015-05 during the three months ended March 31, 2016 on a prospective basis. Depending on the nature and purpose of the cloud-based software, expenses will be recognized in cost of revenues or selling, general, and administrative expenses.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and classification on the statement of cash flows. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, with early adoption permitted. While the Company is still evaluating the impact ASU 2016-09 will have on the consolidated results of operations, financial condition, and cash flows, the Company's effective tax rate will be impacted by the classification of excess tax benefits and tax deficiencies in income tax expense and the classification of excess tax benefits in the statement of cash flows will change.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or operating lease that is not considered short-term. The accounting applied by lessors is largely consistent from the existing lease standard. ASU 2016-02 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While the Company is still evaluating the impact ASU 2016-02 will have on the consolidated results of operations, financial condition, and cash flows, the Company's financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for its facility and equipment leases.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2014-12 will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. In July 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, this standard, and subsequent amendments thereto, will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.

Note 3. Acquisitions
RedBumper, LLC and NewCarIQ, LLC
On February 1, 2016, the Company acquired certain assets of RedBumper, LLC and NewCarIQ, LLC, providers of technology solutions for new and used car pricing. The Company had a pre-existing relationship with these entities under which CDK was a reseller of their products. The acquisitions were made pursuant to asset purchase agreements, which contain customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $32.4 million, which consists primarily of an initial cash price of $17.7 million and a liability for contingent consideration of $14.3 million. Contingent consideration payments occurring within three months following the acquisition date are classified within investing activities on the statement of cash flows; subsequent payments are included within financing activities. Accordingly, $0.3 million of contingent consideration payments made during the three months ended March 31, 2016 are included in investing activities as cash paid for the acquisitions. The minimum contingent consideration payable under the asset purchase agreements is $14.7 million and is payable in installments over a four-year period; there is no maximum payment amount. The Company funded the initial payment with cash on hand.
The estimated fair value of acquired software intangible assets and other assets was $15.0 million and $0.6 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired assets of $16.8 million was allocated to goodwill. The acquired assets and goodwill are included in the Automotive Retail North America segment. The software intangible assets will be amortized over a weighted-average useful life of 8 years. The goodwill recognized from these acquisitions reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development and bundling, as opposed to licensing these products for sale. The acquired goodwill is deductible for tax purposes.
The fair values of intangible assets and the contingent consideration liability were based on a preliminary valuation analysis. These estimates and assumptions are subject to change within the one-year measurement period if additional information, which existed as of the acquisition date, becomes known to the Company.

The pro forma effects of these acquisitions are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
AVRS, Inc.
During the three months ended March 31, 2016, the Company recognized a measurement period adjustment related to the acquisition of AVRS, Inc. that resulted in a $3.0 million reduction of goodwill.

Note 4. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company’s long-term business performance.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company expects to incur total restructuring expenses under the business transformation plan of approximately $80.0 million through fiscal 2018. The Company will continue to evaluate its estimate of total restructuring expenses as it executes the business transformation plan. The Company recognized $7.7 million and $11.4 million of restructuring expenses for the three and nine months ended March 31, 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $13.8 million. Restructuring expenses are presented separately on the consolidated statements of operations. Restructuring expenses are recorded in the "Other" segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2016 and June 30, 2015. The following table summarizes the activity for the restructuring accrual for the nine months ended March 31, 2016:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	10.3	1.5	11.8
Cash payments	(4.9)	(0.4)	(5.3)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	—	—	—
Balance as of March 31, 2016	$7.4	$1.1	$8.5

The Company did not incur any restructuring expenses under a comparable business transformation plan during the three and nine months ended March 31, 2015.

Note 5. Earnings per Share
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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 8. Net earnings allocated to participating securities were not significant for the three and nine months ended March 31, 2016 and 2015.

The following table summarizes the components of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net earnings attributable to CDK	$53.8	$56.3	$181.0	$137.7

Weighted-average shares outstanding:
Basic	155.4	160.6	157.8	160.7
Effect of employee stock options	0.5	0.7	0.5	0.4
Effect of employee restricted stock	0.4	0.6	0.4	0.4
Diluted	156.3	161.9	158.7	161.5

Basic earnings attributable to CDK per share	$0.35	$0.35	$1.15	$0.86
Diluted earnings attributable to CDK per share	$0.34	$0.35	$1.14	$0.85

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Stock-based awards	0.4	0.3	0.4	0.3

Note 6. Goodwill and Intangible Assets, Net
Changes in goodwill for the nine months ended March 31, 2016 were as follows:

	Automotive Retail North America	Automotive Retail International	Digital Marketing	Total
Balance as of June 30, 2015	$430.3	$403.5	$376.1	$1,209.9
Additions (Note 3)	16.8	—	—	16.8
Measurement period adjustment (Note 3)	(3.0)	—	—	(3.0)
Currency translation adjustments	(1.3)	(20.2)	—	(21.5)
Balance as of March 31, 2016	$442.8	$383.3	$376.1	$1,202.2

Components of intangible assets, net were as follows:

	March 31, 2016			June 30, 2015
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$142.4	$(94.1)	$48.3	$115.6	$(92.0)	$23.6
Customer lists	177.1	(115.3)	61.8	199.1	(125.5)	73.6
Trademarks	25.0	(23.3)	1.7	25.0	(22.9)	2.1
Other intangibles	3.1	(2.8)	0.3	2.4	(2.4)	—
	$347.6	$(235.5)	$112.1	$342.1	$(242.8)	$99.3
In October 2014 following the spin-off from ADP, the Company evaluated its branding strategy and the trademark names under which each of its businesses will operate. The Company determined that the Cobalt trademark used by the Digital Marketing segment will no longer be used. Therefore, the Company revised the estimated useful life assigned to the Cobalt trademark. The Company recognized accelerated amortization on the trademark of $15.6 million in cost of revenues during the nine months ended March 31, 2015. The effect of this change in estimate on both basic and diluted earnings per share, net of the related tax effect, was $0.06 for the nine months ended March 31, 2015.
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 6 years (4 years for software and software licenses, 7 years for customer lists, and 3 years for trademarks). Amortization of intangible assets was $8.1 million and $7.0 million for the three months ended March 31, 2016 and 2015, respectively, and $21.0 million and $37.5 million for the nine months ended March 31, 2016 and 2015, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of March 31, 2016 were as follows:

Amount
Three months ending June 30, 2016	$8.2
Twelve months ending June 30, 2017	27.8
Twelve months ending June 30, 2018	23.0
Twelve months ending June 30, 2019	15.2
Twelve months ending June 30, 2020	8.8
Twelve months ending June 30, 2021	8.6
Thereafter	20.5
$112.1

Note 7. Debt
Debt comprised of the following as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Revolving credit facility	$—	$—
2019 term loan facility	231.3	240.6
2020 term loan facility	246.9	—
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
Capital lease obligations	3.1	1.5
Unamortized debt financing costs	(8.8)	(8.0)
Total debt and capital lease obligations	1,222.5	984.1
Current maturities of long-term debt and capital lease obligations	26.4	13.0
Total long-term debt and capital lease obligations	$1,196.1	$971.1
Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of March 31, 2016 and June 30, 2015. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity under the revolving credit facility of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
Term Loan Facilities
The Company has two five-year $250.0 million senior unsecured term loan facilities that mature on September 16, 2019 (the "2019 term loan facility") and December 14, 2020 (the "2020 term loan facility"), respectively. The Company entered into the 2020 term loan facility on December 14, 2015. Borrowings under the 2020 term loan facility were used for general corporate purposes, which included the repurchase of shares of the Company's common stock as part of the new return of capital plan and pursuant to the accelerated share repurchase ("ASR") discussed further in Note 12. The 2019 term loan facility and 2020 term loan facility are together referred to as the "term loan facilities." The term loan facilities are both subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loans made on the respective closing dates, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the term loan facilities was 1.94% as of March 31, 2016, and the interest rate for the 2019 loan facility was 1.69% as of June 30, 2015.

Restrictive Covenants and Other Matters
The revolving credit facility and the term loan facilities are together referred to as the "credit facilities." The credit facilities contain various covenants and restrictive provisions that limit the Company's subsidiaries' ability to incur additional indebtedness; the Company's ability to consolidate or merge with other entities; and the Company's subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of the Company's subsidiaries to pay dividends. If the Company fails to perform the obligations under these and other covenants, the credit facilities could be terminated and any outstanding borrowings, together with accrued interest, under the credit facilities could be declared immediately due and payable. The credit facilities also have, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness the Company may have in an aggregate principal amount in excess of $75.0 million.
The credit facilities also contain financial covenants that provide that (i) the ratio of total consolidated indebtedness to consolidated EBITDA shall not exceed 3.50 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall be a minimum of 3.00 to 1.00.
Senior Notes
On October 14, 2014, the Company completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "senior notes"). The issuance price of the senior notes was equal to the stated value. Interest is payable semi-annually on April 15 and October 15 of each year, and payment commenced on April 15, 2015. The interest rate payable on each applicable series of senior notes is subject to adjustment from time to time if the credit ratings assigned to any series of senior notes by the rating agencies is downgraded (or subsequently upgraded). The 2019 notes will mature on October 15, 2019, and the 2024 notes will mature on October 15, 2024. The senior notes are general unsecured obligations of the Company and are not guaranteed by any of the Company's subsidiaries.
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
Unamortized Debt Financing Costs
As of March 31, 2016 and June 30, 2015, gross debt issuance costs related to debt instruments were $11.1 million and $9.2 million, respectively, net of accumulated amortization of $2.3 million and $1.2 million, respectively. Additional debt issuance costs of $2.1 million were capitalized for the 2020 term loan facility. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated and combined statements of operations.

The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of March 31, 2016 were as follows:

Amount
Twelve months ending March 31, 2017	$26.4
Twelve months ending March 31, 2018	26.3
Twelve months ending March 31, 2019	25.4
Twelve months ending March 31, 2020	456.3
Twelve months ending March 31, 2021	196.9
Thereafter	500.0
Total debt and capital lease obligations	1,231.3
Unamortized deferred financing costs	(8.8)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$1,222.5

Note 8. Stock-Based Compensation
Incentive Equity Awards Converted from ADP Awards
On October 1, 2014, ADP's outstanding equity awards for employees of the Company were converted into equity awards of CDK at a ratio of 2.757 CDK equity awards for every ADP equity award held immediately prior to the spin-off. The converted equity awards have the same terms and conditions as the ADP equity awards. As a result, the Company issued 2.3 million stock options with a weighted-average exercise price of $19.64, 0.7 million time-based restricted shares, and 0.2 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company's equity awards. As the conversion was considered a modification of an award in accordance with ASC 718, "Compensation - Stock Compensation," the Company compared the fair value of the award immediately prior to the spin-off to the fair value immediately after the spin-off to measure the incremental compensation cost. The fair values immediately prior to and after spin-off were estimated using a binomial option pricing model. The conversion resulted in an increase in the fair value of the awards by $1.4 million, which was recognized in net earnings following the spin-off through March 31, 2016.
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
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Stock-based compensation primarily consisted of the following for the three and nine months ended March 31, 2016 and 2015:
Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the date of grant. Stock options are issued under a graded vesting schedule and generally have a term of ten years. Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock options are generally forfeited if the employee ceases to be employed by the Company prior to vesting.
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units generally vest over a two- to five-year period. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.
Time-based restricted stock cannot be transferred during the vesting period. Compensation expense related to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Employees are eligible to receive dividends on the CDK shares awarded under the time-based restricted stock program.
Time-based restricted stock units are primarily settled in cash, but may also be settled in stock. Compensation expense related to the issuance of time-based restricted stock units is recorded over the vesting period and is initially based on the fair value of the award on the grant date. Cash-settled, time-based restricted stock units are subsequently remeasured at each reporting date during the vesting period to the current stock value. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program during the restricted period.
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock generally vests over a one-year performance period and performance-based restricted stock units generally vest over a three-year performance period. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards." Certain performance-based awards are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of the Company's common stock compared to a peer group of companies. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.
Performance-based restricted stock cannot be transferred during the vesting period. Compensation expense related to the issuance of performance-based restricted stock is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. After the performance period, if the performance targets are achieved, employees are eligible to receive dividends on the CDK shares awarded under the performance-based restricted stock program.
Performance-based restricted stock units are settled in either cash or stock, depending on the employee’s home country, and cannot be transferred during the vesting period. Compensation expense related to the issuance of performance-based restricted stock units settled in cash is recorded over the vesting period, is initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date to the current stock value during the one-year performance period, based upon the probability that the performance target will be met. Compensation expense related to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date. Prior to settlement, dividend equivalents are paid on awards under the performance-based restricted stock unit program.
The following table represents stock-based compensation expense and the related income tax benefits for the three and nine months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Cost of revenues	$1.7	$2.0	$4.3	$5.8
Selling, general and administrative expenses	11.0	6.6	21.2	16.2
Total pre-tax stock-based compensation expense	$12.7	$8.6	$25.5	$22.0

Income tax benefit	$4.8	$2.9	$9.2	$7.8
Stock-based compensation expense for the nine months ended March 31, 2016 consisted of $23.3 million of expense related to equity classified awards and $2.2 million of expense related to liability classified awards. Stock-based compensation expense for the three and nine months ended March 31, 2016 includes $3.5 million of incremental stock-based compensation expense for awards that were modified or expense recognition that was accelerated related to the Transition and Release Agreement entered into with Mr. Anenen on February 2, 2016.
As of March 31, 2016, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $1.7 million, $25.5 million, and $12.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years, 1.7 years, and 1.4 years, respectively.

The activity related to the Company's incentive equity awards from June 30, 2015 to March 31, 2016 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2015	2,021	$24.88
Options granted	147	50.80
Options exercised	(331)	16.64
Options canceled	(142)	17.08
Options outstanding as of March 31, 2016	1,695	$27.43
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2015	967	300
Restricted shares/units granted	248	183
Restricted shares/units vested	(465)	(187)
Restricted shares/units forfeited	(82)	(14)
Non-vested restricted shares/units as of March 31, 2016	668	282
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted shares/units as of June 30, 2015	70	222
Restricted shares/units granted	—	397
Dividend equivalents	—	4
Restricted shares/units vested	(70)	(8)
Restricted shares/units forfeited	—	(35)
Non-vested restricted shares/units as of March 31, 2016	—	580
During the fiscal year ending June 30, 2016, the Company began reissuing treasury stock to satisfy exercises of stock options and issuances of vested restricted stock and restricted stock units.
The following table presents the assumptions used to determine the fair value of stock options granted during the nine months ended March 31, 2016:

Risk-free interest rate	1.8%
Dividend yield	0.9%
Weighted-average volatility factor	24.7%
Weighted-average expected life (in years)	6.3
Weighted-average fair value (in dollars)	$12.55

Note 9. Income Taxes
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
The Company recognized receivables from ADP of $1.0 million and $0.5 million as of March 31, 2016 and June 30, 2015, respectively, and payables to ADP of $2.6 million and $3.7 million as of March 31, 2016 and June 30, 2015, respectively, under the tax matters agreement.
Valuation Allowance
The Company had valuation allowances of $32.8 million and $33.4 million as of March 31, 2016 and June 30, 2015, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the nine months ended March 31, 2016, the valuation allowance balance was adjusted for current year deferred tax movements and currency exchange fluctuations.
Unrecognized Income Tax Benefits
As of March 31, 2016 and June 30, 2015, the Company had unrecognized income tax benefits of $3.8 million and $1.9 million, respectively, of which $2.8 million and $1.6 million, respectively, would impact the effective tax rate if recognized. During the nine months ended March 31, 2016, the Company increased its unrecognized income tax benefits related to current and prior year tax positions by $1.9 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2016 and 2015 was 29.1% and 36.0%, respectively. The effective tax rate for the three months ended March 31, 2016 was favorably impacted by a $5.4 million tax benefit related to the domestic production activities deduction, of which $2.7 million relates to the fiscal year ended June 30, 2015 and $2.7 million relates to the nine months ended March 31, 2016. The tax benefit represents a change from prior estimates regarding qualifying activities determined upon filing the federal income tax return for the fiscal year ended June 30, 2015 in March 2016. The effective tax rate for the three months ended March 31, 2016 was also favorably impacted by $1.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation and a net $1.2 million return-to-provision adjustment. These favorable effects were partially offset by expense of $3.4 million associated with the recognition of a deferred tax liability for undistributed foreign earnings.
The effective tax rate for the nine months ended March 31, 2016 and 2015 was 33.6% and 38.3%, respectively. The effective tax rate for the nine months ended March 31, 2016 was favorably impacted by a tax benefit related to the domestic production activities deduction, a non-taxable indemnification gain of $2.6 million recorded in other income, a tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation, a net return-to-provision adjustment, and a tax benefit associated with pre spin-off tax refunds, partially offset by the recognition of a deferred tax liability for undistributed foreign earnings. The effective tax rate for the nine months ended March 31, 2015 was unfavorably impacted by certain separation costs that were not tax deductible and $4.6 million of tax expense associated with the tax law change for bonus depreciation, partially offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters.

Note 10. Commitments and Contingencies
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

Note 11. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' equity. The Company's other comprehensive income (loss) for the three and nine months ended March 31, 2016 and 2015 and AOCI balances as of March 31, 2016 and June 30, 2015 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $6.4 million and $(23.2) million for the three months ended March 31, 2016 and 2015, respectively, and was $(25.4) million and $(40.1) million for the nine months ended March 31, 2016 and 2015, respectively. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $26.2 million and $51.6 million as of March 31, 2016 and June 30, 2015, respectively.

Note 12. Share Repurchase Transactions
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
Note 13. Transactions with ADP
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
For the three and nine months ended March 31, 2016, the Company recorded $0.4 million and $2.1 million, respectively, of expenses related to the transition services agreement and $1.5 million and $6.0 million, respectively, of expenses related to the data services agreement in the accompanying financial statements. For the three and nine months ended March 31, 2015, the Company recorded $6.1 million and $12.9 million of expense related to the transition services agreement, respectively, and $3.5 million and $6.8 million of expense related to the data services agreement in the accompanying financial statements related to these agreements, respectively. As of March 31, 2016 and June 30, 2015, the Company had amounts payable to ADP under the transition services and data services agreements of $0.6 million and $7.8 million, respectively.

Note 14. Interim Financial Data by Segment
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
During the three months ended September 30, 2015, the Company began to report segment revenues and earnings before income taxes using actual foreign exchange rates. Previously, the Company's revenues and earnings before income taxes for each segment were adjusted to reflect budgeted foreign exchange rates, which resulted in a reconciling item for foreign exchange so as to present segment results on a consistent basis without the impact of fluctuations in foreign currency exchange rates. Segment information for the three and nine months ended March 31, 2015 has been updated to conform to the new presentation and the effect of foreign exchange now resides within each reportable segment's revenues and earnings before income taxes.

Segment results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Automotive Retail North America	$344.5	$343.2	$1,010.3	$999.9
Automotive Retail International	77.3	77.5	234.3	246.1
Digital Marketing	115.9	105.7	327.8	314.4
Total	$537.7	$526.4	$1,572.4	$1,560.4

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Automotive Retail North America	$114.5	$102.0	$326.6	$288.3
Automotive Retail International	15.2	12.2	45.3	40.2
Digital Marketing (1)	17.6	10.5	39.7	14.2
Other (2)	(68.7)	(33.7)	(130.4)	(110.1)
Total	$78.6	$91.0	$281.2	$232.6

(1) Digital Marketing includes $15.6 million of accelerated amortization during the nine months ended March 31, 2015 attributable to the Cobalt trademark.

(2) Other includes $0.6 million and $34.6 million of separation costs for the three and nine months ended March 31, 2015, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other written or oral statements made from time to time by CDK Global, Inc. ("CDK" or the "Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements concerning the Company's business transformation plan, other plans, objectives, forecasts, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook and business trends, intention to make share repurchases and to declare and pay future dividends, and other information may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the Company's success in obtaining, retaining, and selling additional services to customers;

•	the pricing of our products and services;

•	overall market and economic conditions, including interest rate and foreign currency trends, and technology trends;

•	auto sales and advertising and related industry changes;

•	competitive conditions;

•	changes in regulation;

•	changes in technology, security breaches, interruptions, failures, and other errors involving our systems;

•	availability of skilled technical employees/labor/personnel;

•	the impact of new acquisitions and divestitures;

•	employment and wage levels;

•	availability of capital for the payment of debt service obligations or dividends or the repurchase of shares;

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
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K. We disclaim any obligation to update or revise any forward-looking statements that may be made to reflect new information or future events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
The following discussion should be read in conjunction with our condensed consolidated and combined financial statements and accompanying notes thereto included elsewhere herein. In this Quarterly Report on Form 10-Q, all references to "we," "our," and "us" refer collectively to CDK and its consolidated subsidiaries.

RESULTS OF OPERATIONS
Executive Overview
We are a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. Focused on evolving the automotive retail experience, we provide solutions to dealers in more than 100 countries around the world, covering more than 27,000 retail locations and most original equipment manufacturers ("OEMs"). We have over 40 years of history providing innovative solutions to automotive retailers and OEMs to better manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the dealership and buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
Our solutions address the entire automotive retailers’ value chain. Our automotive retail solutions offer technology that helps manage and generate additional efficiency on the supply side of the retail value chain. These solutions were built through decades of innovation and experience in helping our customers with all aspects of the automotive retail process. We also offer digital marketing solutions to enable our customers to create demand for their products by designing and managing complete digital marketing and advertising strategies for their businesses. These solutions allow our customers to plan and automate sophisticated marketing campaigns, gather comprehensive data on these campaigns, and further refine their strategies to maximize the effectiveness of their advertising spend. Our common stock is listed on the NASDAQ Global Select Market® under the symbol "CDK."
We are organized into three reportable segments: Automotive Retail North America (“ARNA”), Automotive Retail International (“ARI”), and Digital Marketing (“DM”). A brief description of each of these three segments’ operations is provided below.
Automotive Retail North America
Through our ARNA segment, we provide technology-based solutions that help automotive retailers, OEMs, and other industry participants manage the sale, financing, insurance, parts supply, repair, and maintenance of vehicles. Our solutions help our customers streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats and other marine vehicles, and recreational vehicles.
Automotive Retail International
Through our ARI segment, we provide technology-based solutions similar to those provided in our ARNA segment in approximately 100 countries outside of the United States and Canada. The solutions provided to our customers within the ARI segment of our business help streamline operations for their businesses and enhance the financial performance of their operations within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Customers of our ARI segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.
Digital Marketing
Through our DM segment, we provide a suite of integrated digital marketing solutions for OEMs and automotive retailers, including websites and management of their digital advertising spend. These solutions provide a coordinated offering across multiple digital marketing channels to help achieve customer marketing and sales objectives, and coordinate execution between OEMs and their retailer networks. Our solutions are currently provided in the United States, Canada, Mexico, Australia, and New Zealand.
Business Transformation Plan
During the fiscal year ended June 30, 2015, we initiated a three-year business transformation plan that is intended to increase operating efficiency and improve the cost structure within our global operations. The business transformation plan is expected to produce significant benefits in our long-term business performance. We have described below the key workstreams on which we monitor and evaluate performance under the business transformation plan.

Workstream	Description	Savings Goal
MoveUp!	Migrate customers to latest software versions; engineer to reduce customizations	$15 - 20 million
Streamline implementation	Streamline installation and training process through improved technology, process, tools, and workflow	$25 - 30 million
Enhance customer service	Decrease resolution times through optimized case management and technology-enabled, intelligent, user-driven support	$10 - 15 million
Optimize sales and product offering	Adjust sales structure; reduce product complexity; expand bundling; optimize discount management; standardize pricing	$65 - 75 million
Simplify quote to cash	Reduce business complexity through integrated go-to-market model that leverages an automated contracting process, SKU rationalization, and streamlined invoicing	$25 - 30 million
Workforce efficiency and footprint	Increase efficiency through fewer layers and larger spans of control, geographic wage arbitrage, and reduced facility footprint	$55 - 60 million
Strategic sourcing	Disciplined vendor management and vendor consolidation	$15 - 20 million
Automotive Retail International	Comprehensive optimization across back office, R&D, implementation, and support	$10 - 15 million
Other		$20 million
Target		$250 - 275 million
We believe that the successful execution of our business transformation plan will result in a strong, go-forward financial profile as listed below:

•	Revenues estimated to grow 4% to 5% annually on average for the next three fiscal years, and 5% to 7% thereafter;

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
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $7.7 million and $11.4 million of restructuring expenses for the three and nine months ended March 31, 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $13.8 million. During the three months ended March 31, 2016, our severance accrual increased as a result of an action to reduce our global workforce under the ongoing business transformation plan which will occur in the fourth quarter of fiscal 2016. In addition, we eliminated numerous open positions and reduced the use of external contractors. Restructuring expenses are presented separately on the consolidated statement of operations. Restructuring expenses are recorded in the "Other" segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.

Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2016 and June 30, 2015. The following table summarizes the activity for the restructuring accrual for the nine months ended March 31, 2016:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	10.3	1.5	11.8
Cash payments	(4.9)	(0.4)	(5.3)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	—	—	—
Balance as of March 31, 2016	$7.4	$1.1	$8.5
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated and combined statements of operations. We recognized $12.0 million and $18.8 million of other business transformation expenses for the three and nine months ended March 31, 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $20.7 million. Other business transformation expenses incurred for the three and nine months ended March 31, 2016 include $0.8 million and $1.4 million of accelerated depreciation and stock-based compensation expense, respectively. Other business transformation expenses incurred for the three and nine months ended March 31, 2016 were recorded in the Other segment, and were included within cost of revenues and selling, general and administrative expenses on our consolidated statements of operations.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenues by providing services to customers. In our ARNA and ARI segments (together, our “Automotive Retail segments”), we receive fees for software licenses, ongoing software support and maintenance of Dealer Management Systems (“DMSs”), and other integrated solutions that are either hosted or installed on-site at the customer’s location. We also receive revenues for installing on-site and hosted DMS solutions and for training and consulting with customers, in addition to monthly fees related to hosting DMS solutions in cases where customers outsource their information technology management activities to the Company. In our ARNA segment, we also receive revenues on a fee per transaction processed basis, where we provide automotive retailers, primarily in the United States, solutions with third parties to process credit reports, vehicle registrations, data updates, and automotive equity mining. In our DM segment, revenues are primarily earned for advertising, search marketing, websites, and reputation management services delivered to automotive retailers and OEMs. We receive monthly recurring fees for services provided and we receive revenues for placement of automotive retail advertising. We also receive revenues for customization services and for training and consulting services.
Expenses. Expenses generally relate to the cost of providing services to customers in the three business segments. In the Automotive Retail segments, significant expenses include employee payroll and other labor-related costs, the cost of hosting customer systems, third-party costs for transaction-based solutions and licensed software utilized in our solution offerings, computer hardware, software, telecommunications, transportation and distribution costs, and other general overhead items. In the DM segment, significant expenses include third-party content for website and other Internet-based offerings such as advertising placements, employee payroll and other labor-related costs, the cost of hosting customer websites, computer hardware, software, and other general overhead items. We also have some company-wide expenses attributable to management compensation and corporate overhead.
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

Historical ADP Cost Allocations Versus CDK as a Stand-alone Company
Our historical combined financial statements were prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These financial statements include the combined results of operations of the Dealer Services business of ADP, which was the subject of the spin-off. The combined financial statements include allocated costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage.
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
Although we believe these allocation methods were reasonable, for the reasons discussed below, the historical allocation of ADP's expenses to the Company was, in certain circumstances, less than the actual costs we incur as an independent public company.
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

As an independent public company, these obligations are ours and we bear all of these expenses directly. The historical allocation of ADP’s expenses to the Company was, in certain circumstances, less than the actual costs we will incur as an independent public company. In addition to public company expenses, other general overhead transactions were handled for us by ADP, such as data center services, which, after the spin-off are still provided by ADP, but will be transitioned to us by the end of the second year following the spin-off date based on the terms of agreements entered into with ADP.
Debt Financing
At the time of the spin-off, we borrowed $250.0 million under a term loan facility that matures on September 16, 2019 (our "2019 term loan facility") and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes" and together with the 2019 notes, the "senior notes"). The issuance price of the senior notes was equal to the stated value. We used net proceeds from the senior notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
On December 14, 2015, we borrowed an additional $250.0 million under a term loan facility that matures on December 14, 2020 (our "2020 term loan facility" and, together with our 2019 term loan facility, our "term loan facilities"). Borrowings under the 2020 term loan facility were used for general corporate purposes, which included the repurchase of shares of our common stock as part of a new return of capital plan and pursuant to an accelerated share repurchase ("ASR").
Acquisitions and Divestiture
On February 1, 2016, the Company acquired certain assets of RedBumper, LLC and NewCarIQ, LLC, providers of technology solutions for new and used car pricing. The Company had a pre-existing relationship with these entities under which CDK was a reseller of their products. The results of operations of the acquired businesses are included in our consolidated statements of operations since the acquisition date.
On April 2, 2015, Computerized Vehicle Registration, Inc. (“CVR”), our majority owned subsidiary, acquired AVRS, Inc. ("AVRS"), a provider of electronic vehicle registration software in California. CVR acquired all of the outstanding stock of AVRS under an agreement of merger. The results of operations of the acquired business are included in our consolidated statements of operations since the acquisition date.
We evaluate our businesses periodically in order to improve efficiencies in our operations and focus on the more profitable lines of business. On May 21, 2015, we sold our Internet sales leads business, which was comprised of Dealix Corporation and Autotegrity, Inc. and operated in the ARNA segment, to a third party. The results of operations of the Internet sales leads business were not included in our consolidated statement of operations subsequent to the disposal date.
Key Performance Measures
We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business, and making operating and strategic decisions:
Dealer Management System Customer Sites. We track the number of customer sites that have an active DMS. Consistent with our strategy of growing our automotive retail customer base, we view the number of customer sites purchasing our DMS solutions as an indicator of market penetration for our Automotive Retail segments. Our DMS customer site count includes retailers with an active DMS that sell vehicles in the automotive and adjacent markets. Adjacent markets include heavy truck dealerships that provide vehicles to the over-the-road trucking industry; recreation dealerships in the motorcycle, marine, and recreational vehicle industries, and heavy equipment dealerships in the agriculture and construction equipment industries. We consider a DMS to be active if we have billed a subscription fee for that solution during the most recently ended calendar month.
Average Revenue Per DMS Customer Site. Average revenue per automotive retail DMS customer site is an indicator of the adoption of our solutions by DMS customers, and we monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current customer base through upgrading and expanding solutions. We calculate average revenue per DMS customer site by dividing the monthly applicable revenue generated from our solutions in a period by the average number of DMS customer sites in the period. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per DMS customer site, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.

Websites. For the DM segment, we track the number of websites that we host and develop for our OEM and automotive retail customers as an indicator of business activity. The number of websites as of a specified date is the total number of full function dealer websites or portals that are currently accessible as of the end of the most recent calendar month.
Average Revenue Per Website. We monitor changes in our average revenue per website as an indicator of the relative depth of our relationships in our DM segment. We calculate average revenue per website by dividing the monthly revenue generated from our DM solutions in a period, excluding OEM advertising revenues, by the average number of customer websites in the period. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per website, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.
OEM Advertising. For the DM segment, we track the amount of advertising revenue generated from OEMs on either a national or regional scale as a measure of our effectiveness in delivering advertising services to the OEM market.
Results of Operations
The following is a discussion of the results of our consolidated and combined operations for the three and nine months ended March 31, 2016 and 2015. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated and combined results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$537.7	$526.4	$11.3	2%	$1,572.4	$1,560.4	$12.0	1%
Cost of revenues	315.8	321.8	(6.0)	(2)%	927.8	956.6	(28.8)	(3)%
Selling, general, and administrative costs	125.0	105.5	19.5	18%	328.2	321.9	6.3	2%
Restructuring expenses	7.7	—	7.7	n/m	11.4	—	11.4	n/m
Separation costs	—	0.6	(0.6)	(100)%	—	34.6	(34.6)	(100)%
Total expenses	448.5	427.9	20.6	5%	1,267.4	1,313.1	(45.7)	(3)%
Operating earnings	89.2	98.5	(9.3)	(9)%	305.0	247.3	57.7	23%
Interest expense	(10.7)	(9.3)	(1.4)	15%	(29.5)	(19.4)	(10.1)	52%
Other income, net	0.1	1.8	(1.7)	(94)%	5.7	4.7	1.0	21%
Earnings before income taxes	78.6	91.0	(12.4)	(14)%	281.2	232.6	48.6	21%
Margin %	14.6%	17.3%			17.9%	14.9%
Provision for income taxes	(22.9)	(32.8)	9.9	(30)%	(94.6)	(89.0)	(5.6)	6%
Effective tax rate	29.1%	36.0%			33.6%	38.3%
Net earnings	55.7	58.2	(2.5)	(4)%	186.6	143.6	43.0	30%
Less: net earnings attributable to noncontrolling interest	1.9	1.9	—	—%	5.6	5.9	(0.3)	(5)%
Net earnings attributable to CDK	$53.8	$56.3	$(2.5)	(4)%	$181.0	$137.7	$43.3	31%
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues. Revenues for the three months ended March 31, 2016 were $537.7 million, an increase of $11.3 million, or 2%, as compared to $526.4 million for the three months ended March 31, 2015. The ARNA segment contributed $1.3 million and the DM segment contributed $10.2 million of revenue growth, offset by a decrease in revenues in the ARI segment of $0.2 million. See the discussion below for drivers of each segment's revenue growth.
We also review revenues on a constant currency basis to understand underlying business trends. We computed constant currency by translating results for the three months ended March 31, 2016 using the average monthly exchange rates for the three months ended March 31, 2015. Revenues for the three months ended March 31, 2016 increased by 4% on a constant currency basis as shown in the table below.

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Revenues	$537.7	$526.4	$11.3	2%
Impact of exchange rates	8.0	—	8.0
Constant currency revenues	$545.7	$526.4	$19.3	4%
The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Canadian dollar, the Euro, the Pound Sterling, and the South African Rand.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2016 decreased by $6.0 million, or 2%, as compared to the three months ended March 31, 2015. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $4.1 million. In addition, cost of revenues was favorably impacted by lower expenses as a result of the sale of the Internet sales leads business and lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. The favorable effects of these items were offset by increased direct operating expenses as a function of new products, revenue growth, and the acquisition of AVRS, other business transformation expenses, and an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $43.2 million and $43.3 million for the three months ended March 31, 2016 and 2015, respectively, representing 8.0% and 8.2% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2016 increased by $19.5 million, or 18%, as compared to the three months ended March 31, 2015. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $1.6 million. Selling, general and administrative expenses increased as a result of an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with Mr. Anenen's Transition and Release Agreement ("Transition Agreement"), other business transformation expenses, an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, and costs incurred related to the formation of corporate departments as a stand-alone public company. These increases were partially offset by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix and lower expenses as a result of the sale of the Internet sales leads business.
Restructuring Expenses. Restructuring expenses represent employee-related costs and contract termination costs incurred in connection with the business transformation plan we initiated in the fiscal year ended June 30, 2015. Restructuring expenses for the three months ended March 31, 2016 were $7.7 million; there were no restructuring expenses for the three months ended March 31, 2015 as there was no comparable business transformation plan.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and were primarily related to professional services. Separation costs for the three months ended March 31, 2015 were $0.6 million; there were no comparable costs incurred for the three months ended March 31, 2016.
Interest Expense. Interest expense for the three months ended March 31, 2016 increased by $1.4 million as compared to the three months ended March 31, 2015 due to borrowings under our new 2020 term loan facility, which was issued during the three months ended December 31, 2015, and an increase in interest rates on our term loan facilities.
Other Income, net. Other income, net for the three months ended March 31, 2016 decreased by $1.7 million as compared to the three months ended March 31, 2015 due primarily to fluctuations in foreign exchange transaction gains and losses.
Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2016 was 29.1% as compared to 36.0% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was favorably impacted by a $5.4 million tax benefit related to the domestic production activities deduction, of which $2.7 million relates to the fiscal year ended June 30, 2015 and $2.7 million relates to the nine months ended March 31, 2016. The tax benefit represents a change from prior estimates regarding qualifying activities determined upon filing the federal income tax return for the fiscal year ended June 30, 2015 in March 2016. Our effective tax rate for the three months ended March 31, 2016 was also favorably impacted by $1.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation and a net $1.2 million return-to-provision adjustment. These favorable effects were partially offset by expense of $3.4 million associated with the recognition of a deferred tax liability for undistributed foreign earnings.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended March 31, 2016 was $53.8 million, a decrease of $2.5 million, or 4%, as compared to $56.3 million for the three months ended March 31, 2015. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Revenues. Revenues for the nine months ended March 31, 2016 were $1,572.4 million, an increase of $12.0 million, or 1%, as compared to $1,560.4 million for the nine months ended March 31, 2015. The ARNA segment contributed $10.4 million and the DM segment contributed $13.4 million of revenue growth, offset by a decrease in revenues in the ARI segment of $11.8 million.
Revenues for the nine months ended March 31, 2016 increased by 3% on a constant currency basis as shown in the table below.

	Nine Months Ended
	March 31,		Change
	2016	2015	$	%
Revenues	$1,572.4	$1,560.4	$12.0	1%
Impact of exchange rates	36.1	—	36.1
Constant currency revenues	$1,608.5	$1,560.4	$48.1	3%
The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Canadian dollar, the Euro, the Pound Sterling, and the South African Rand.
Cost of Revenues. Cost of revenues for the nine months ended March 31, 2016 decreased by $28.8 million, or 3%, as compared to the nine months ended March 31, 2015. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $19.2 million. In addition, cost of revenues was impacted by lower expenses as a result of the sale of the Internet sales leads business, $15.6 million of accelerated amortization recognized in the DM segment for the Cobalt trademark during the nine months ended March 31, 2015, and lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. The favorable effects of these items were offset by increased direct operating expenses as a function of new products, revenue growth, and the acquisition of AVRS, increased costs associated with the migration of hosting facilities that support the ARNA segment, other business transformation expenses, and an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $121.8 million and $127.2 million for the nine months ended March 31, 2016 and 2015, respectively, representing 7.7% and 8.2% of revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2016 increased by $6.3 million, or 2%, as compared to the nine months ended March 31, 2015. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $8.0 million. Selling, general and administrative expenses increased as a result of costs incurred related to the formation of corporate departments as a stand-alone public company, other business transformation expenses, an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with Mr. Anenen's Transition Agreement, and an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment. These increases were partially offset by trademark royalty fee charged by ADP prior to the spin-off, lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, a vendor-related contractual obligation in the ARNA segment established during the nine months ended March 31, 2015 and extinguished during the first quarter of fiscal 2016, lower expenses as a result of the sale of the Internet sales leads business, and a prior year non-recurring severance accrual in the ARNA segment.
Restructuring Expenses. Restructuring expenses represent employee-related costs and contract termination costs incurred in connection with the business transformation plan we initiated in the fiscal year ended June 30, 2015. Restructuring expenses for the nine months ended March 31, 2016 were $11.4 million; there were no restructuring expenses for the nine months ended March 31, 2015 as there was no comparable business transformation plan.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and were primarily related to professional services. Separation costs for the nine months ended March 31, 2015 were $34.6 million; there were no comparable costs incurred for the nine months ended March 31, 2016.
Interest Expense. Interest expense for the nine months ended March 31, 2016 increased by $10.1 million as compared to the nine months ended March 31, 2015 due to the timing of borrowings under our term loan facilities and senior notes, an increase in interest rates on our term loan facilities, and amortization of deferred financing costs.
Other Income, net. Other income, net for the nine months ended March 31, 2016 increased by $1.0 million as compared to the nine months ended March 31, 2015 due primarily to a net gain associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement, partially offset by fluctuations in foreign exchange transaction gains and losses.
Provision for Income Taxes. The effective tax rate for the nine months ended March 31, 2016 was 33.6% as compared to 38.3% for the nine months ended March 31, 2015. The effective tax rate for the nine months ended March 31, 2016 was favorably impacted by a tax benefit related to the domestic production activities deduction, a non-taxable indemnification gain of $2.6 million recorded in other income, a tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation, a net return-to-provision adjustment, and a tax benefit associated with pre spin-off tax refunds, partially offset by the recognition of a deferred tax liability for undistributed foreign earnings. Refer to the effective tax rate discussion for the three months ended March 31, 2016 for quantification of the factors impacting our rate. The effective tax rate for the nine months ended March 31, 2015 was unfavorably impacted by certain separation costs that were not tax deductible and $4.6 million of tax expense associated with the tax law change for bonus depreciation, partially offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the nine months ended March 31, 2016 was $181.0 million, an increase of $43.3 million, or 31%, as compared to $137.7 million for the nine months ended March 31, 2015. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
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
We also review certain non-GAAP measures, namely adjusted revenues and adjusted earnings before income taxes, on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollar using the average monthly exchange rate for the comparable prior period. As a result, constant currency results neutralize the effects of foreign currency.

The tables below present the reconciliation of the most directly comparable GAAP measure to adjusted revenues, adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$537.7	$526.4	$11.3	2%	$1,572.4	$1,560.4	$12.0	1%
Internet sales leads revenues (1)	—	(13.2)	13.2		—	(40.0)	40.0
Adjusted revenues	$537.7	$513.2	$24.5	5%	$1,572.4	$1,520.4	$52.0	3%
Impact of exchange rates	8.0	—	8.0		36.1	—	36.1
Constant currency adjusted revenues	$545.7	$513.2	$32.5	6%	$1,608.5	$1,520.4	$88.1	6%

Earnings before income taxes	$78.6	$91.0	$(12.4)	(14)%	$281.2	$232.6	$48.6	21%
Separation costs (2)	—	0.6	(0.6)		—	34.6	(34.6)
Accelerated trademark amortization (3)	—	—	—		—	15.6	(15.6)
Stand-alone public company costs (4)	—	(3.1)	3.1		—	(16.8)	16.8
Trademark royalty fee (5)	—	—	—		—	5.7	(5.7)
Stock-based compensation (4)	—	—	—		—	(0.4)	0.4
Interest expense (4)	—	—	—		—	(8.2)	8.2
Restructuring expenses (6)	7.7	—	7.7		11.4	—	11.4
Other business transformation expenses (6)	12.0	—	12.0		18.8	—	18.8
Tax matters indemnification gain, net (7)	—	—	—		(2.6)	—	(2.6)
Internet sales leads earnings (1)	—	(1.0)	1.0		—	(2.5)	2.5
Adjusted earnings before income taxes	$98.3	$87.5	$10.8	12%	$308.8	$260.6	$48.2	18%
Adjusted margin %	18.3%	17.0%	130 bps		19.6%	17.1%	250 bps
Impact of exchange rates	2.2	—	2.2		9.2	—	9.2
Constant currency adjusted earnings before income taxes	$100.5	$87.5	$13.0	15%	$318.0	$260.6	$57.4	22%

Provision for income taxes	$22.9	$32.8	$(9.9)	(30)%	$94.6	$89.0	$5.6	6%
Income tax effect of pre-tax adjustments (8)	7.1	(1.4)	8.5		10.4	5.3	5.1
Income tax expense due to bonus depreciation law change (9)	—	—	—		—	(4.6)	4.6
Pre spin-off filed tax return adjustment (10)	—	—	—		0.4	—	0.4
Adjusted provision for income taxes	$30.0	$31.4	$(1.4)	(4)%	$105.4	$89.7	$15.7	18%
Adjusted effective tax rate	30.5%	35.9%			34.1%	34.4%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Net earnings attributable to CDK	$53.8	$56.3	$(2.5)	(4)%	$181.0	$137.7	$43.3	31%
Separation costs (2)	—	0.6	(0.6)		—	34.6	(34.6)
Accelerated trademark amortization (3)	—	—	—		—	15.6	(15.6)
Stand-alone public company costs (4)	—	(3.1)	3.1		—	(16.8)	16.8
Trademark royalty fee (5)	—	—	—		—	5.7	(5.7)
Stock-based compensation (4)	—	—	—		—	(0.4)	0.4
Interest expense (4)	—	—	—		—	(8.2)	8.2
Restructuring expenses (6)	7.7	—	7.7		11.4	—	11.4
Other business transformation expenses (6)	12.0	—	12.0		18.8	—	18.8
Tax matters indemnification gain, net (7)	—	—	—		(2.6)	—	—
Internet sales leads earnings (1)	—	(1.0)	1.0		—	(2.5)	2.5
Income tax effect of pre-tax adjustments (8)	(7.1)	1.4	(8.5)		(10.4)	(5.3)	(5.1)
Income tax expense due to bonus depreciation law change (9)	—	—	—		—	4.6	(4.6)
Pre spin-off filed tax return adjustment (10)	—	—	—		(0.4)	—	(0.4)
Adjusted net earnings attributable to CDK	$66.4	$54.2	$12.2	23%	$197.8	$165.0	$32.8	20%

Adjusted net earnings attributable to CDK per common share:
Basic	$0.43	$0.34		26%	$1.25	$1.03		21%
Diluted	$0.42	$0.33		27%	$1.25	$1.02		23%

Weighted-average common shares outstanding:
Basic (11)	155.4	160.6			157.8	160.7
Diluted (11)	156.3	161.9			158.7	161.5
(1) Elimination of revenues and earnings before income taxes related to the Internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015.
(2) Incremental costs incurred for the three and nine months ended March 31, 2015 that were directly attributable to the spin-off from ADP.
(3) Accelerated amortization recognized during the nine months ended March 31, 2015 in the DM segment for the Cobalt trademark related to the change in useful life.
(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company, incremental stock-based compensation expenses incurred for staff additions to build out corporate functions and director compensation costs, and interest expense related to indebtedness incurred with the spin-off. These costs were incurred in the three and nine months ended March 31, 2016 and have been reflected as adjustments in the three and nine months ended March 31, 2015 to present these periods on a comparable basis.
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the nine months ended March 31, 2015 prior to our spin-off from ADP, as there was no comparable royalty after the spin-off.
(6) Restructuring expense recognized in connection with our business transformation plan for the three and nine months ended March 31, 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and nine months ended March 31, 2016.
(7) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.

(8) Income tax effect of pre-tax adjustments including separation costs for the three and nine months ended March 31, 2015, which were partially tax deductible, and the tax effect of the Internet sales leads business.
(9) Adjustment recognized during the nine months ended March 31, 2015 to deferred taxes related to the bonus depreciation to which ADP is entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with our business for tax periods prior to our spin-off from ADP.
(10) Net income tax benefit to adjust the liability for pre spin-off tax returns related to the gain in (7) above.
(11) During the three months ended September 30, 2015, we became aware that 1.0 million shares of common stock were inadvertently issued and distributed at the spin-off to ADP with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014. The effect of this correction is reflected in weighted-average common shares outstanding for the three and nine months ended March 31, 2016. For additional information on this matter, refer to Note 1 - Basis of Presentation in the accompanying unaudited condensed consolidated and combined financial statements in this Quarterly Report on Form 10-Q.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Adjusted Revenues. Adjusted revenues for the three months ended March 31, 2016 were $537.7 million, an increase of $24.5 million, or 5%, as compared to $513.2 million for the three months ended March 31, 2015. Adjusted revenues were unfavorably impacted by the same currencies discussed above in revenues, which contributed a decrease of $8.0 million. Adjusted revenues were favorably impacted by increased revenues in the underlying operations of all of our segments, excluding the effect of revenues related to the Internet sales leads business and including the effect of revenues contributed by the acquisition of AVRS. Acquisitions contributed 1 percentage point of adjusted revenue growth.
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended March 31, 2016 were $98.3 million, an increase of $10.8 million, or 12%, as compared to $87.5 million for the three months ended March 31, 2015. Margin increased from 17.0% to 18.3%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $2.2 million. Adjusted earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix. The favorable effects of these items were partially offset by an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with Mr. Anenen's Transition Agreement, an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, and increased interest expense.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended March 31, 2016 was 30.5% as compared to 35.9% for the three months ended March 31, 2015. The adjusted effective tax rate for the three months ended March 31, 2016 was favorably impacted by a tax benefit related to the domestic production activities deduction, a tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation, and a net return-to-provision adjustment, partially offset by the recognition of a deferred tax liability for undistributed foreign earnings.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended March 31, 2016 were $66.4 million, an increase of $12.2 million, or 23%, as compared to $54.2 million for the three months ended March 31, 2015. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and the favorable effective tax rate discussed above.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Adjusted Revenues. Adjusted revenues for the nine months ended March 31, 2016 were $1,572.4 million, an increase of $52.0 million, or 3%, as compared to $1,520.4 million for the nine months ended March 31, 2015. Adjusted revenues were unfavorably impacted by the same currencies discussed above in revenues, which contributed a decrease of $36.1 million. Adjusted revenues were favorably impacted by increased revenues in the underlying operations of all of our segments, excluding the effect of revenues related to the Internet sales leads business and including the effect of revenues contributed by the acquisition of AVRS. Acquisitions contributed 1 percentage point of adjusted revenue growth.

Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the nine months ended March 31, 2016 were $308.8 million, an increase of $48.2 million, or 18%, as compared to $260.6 million for the nine months ended March 31, 2015. Margin increased from 17.1% to 19.6%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $9.2 million. Adjusted earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, a vendor-related contractual obligation in the ARNA segment established during the nine months ended March 31, 2015 and extinguished during the first quarter of fiscal 2016, and a prior year non-recurring severance accrual in the ARNA segment. The favorable effects of these items were partially offset by an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with Mr. Anenen's Transition Agreement, an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, increased costs associated with the migration of hosting facilities that support the ARNA segment, and increased interest expense.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the nine months ended March 31, 2016 was 34.1% as compared to 34.4% for the nine months ended March 31, 2015.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the nine months ended March 31, 2016 were $197.8 million, an increase of $32.8 million, or 20%, as compared to $165.0 million for the nine months ended March 31, 2015. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.
The table below presents the reconciliation of earnings before income taxes to adjusted EBITDA.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Earnings before income taxes	$78.6	$91.0	$(12.4)	(14)%	$281.2	$232.6	$48.6	21%
Interest expense (1)	10.7	9.3	1.4		29.5	19.4	10.1
Depreciation and amortization (2)	16.9	13.7	3.2		45.6	57.1	(11.5)
Separation costs (3)	—	0.6	(0.6)		—	34.6	(34.6)
Stand-alone public company costs (4)	—	(3.1)	3.1		—	(16.8)	16.8
Trademark royalty fee (5)	—	—	—		—	5.7	(5.7)
Total stock-based compensation (6)	12.7	8.6	4.1		25.5	22.0	3.5
Restructuring expenses (7)	7.7	—	7.7		11.4	—	11.4
Other business transformation expenses (7)	11.2	—	11.2		17.4	—	17.4
Tax matters indemnification gain, net (8)	—	—	—		(2.6)	—	(2.6)
Internet sales leads earnings (9)	—	(1.0)	1.0		—	(2.5)	2.5
Adjusted EBITDA	$137.8	$119.1	$18.7	16%	$408.0	$352.1	$55.9	16%
Adjusted margin %	25.6%	23.2%	240 bps		25.9%	23.2%	270 bps

(1) Interest expense included within the financial statements for the periods presented.
(2) Depreciation and amortization included within the financial statements for the periods presented, including the accelerated amortization attributable to the Cobalt trademark recognized during the nine months ended March 31, 2015.
(3) Incremental costs incurred for the three and nine months ended March 31, 2015 that were directly attributable to the spin-off from ADP.
(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company.
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the nine months ended March 31, 2015 prior to our spin-off from ADP, as there was no comparable royalty after the spin-off.
(6) Total stock-based compensation expense recognized for the periods presented, of which $3.5 million relates to incremental expense in connection with Mr. Anenen's Transition Agreement.

(7) Restructuring expense recognized in connection with our business transformation plan for the three and nine months ended March 31, 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and nine months ended March 31, 2016. Other business transformation expenses exclude $0.8 million and $1.4 million of accelerated depreciation and stock-based compensation expense for the three and nine months ended March 31, 2016, respectively.
(8) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
(9) Elimination of earnings before income taxes related to the Internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2016 was $137.8 million, an increase of $18.7 million, or 16%, as compared to $119.1 million for the three months ended March 31, 2015. Adjusted margin increased from 23.2% to 25.6%. Adjusted EBITDA was favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix. The favorable effects of these items were partially offset by an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, an accrual for estimated cash payments of $4.6 million in connection with Mr. Anenen's Transition Agreement, and fluctuations in foreign currency exchange rates.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Adjusted EBITDA. Adjusted EBITDA for the nine months ended March 31, 2016 was $408.0 million, an increase of $55.9 million, or 16%, as compared to $352.1 million for the nine months ended March 31, 2015. Adjusted margin increased from 23.2% to 25.9%. Adjusted EBITDA was favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, a vendor-related obligation established during the nine months ended March 31, 2015 and extinguished in the first quarter of fiscal 2016, and a prior year non-recurring severance accrual in the ARNA segment. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the ARNA segment, an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, an accrual for estimated cash payments of $4.6 million in connection with Mr. Anenen's Transition Agreement, and fluctuations in foreign currency exchange rates.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three and nine months ended March 31, 2016 and 2015. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
During the three months ended September 30, 2015, the Company began to report segment revenues and earnings before income taxes using actual foreign exchange rates. Previously, the Company's revenues and earnings before income taxes for each segment were adjusted to reflect budgeted foreign exchange rates, which resulted in a reconciling item for foreign exchange so as to present segment results on a consistent basis without the impact of fluctuations in foreign currency exchange rates. Segment information for the three and nine months ended March 31, 2015 has been updated to conform to the new presentation and the effect of foreign exchange now resides within reportable segment revenues and earnings before income taxes.
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

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Segment Revenues
Automotive Retail North America	$344.5	$343.2	$1.3	—%	$1,010.3	$999.9	$10.4	1%
Automotive Retail International	77.3	77.5	(0.2)	—%	234.3	246.1	(11.8)	(5)%
Digital Marketing	115.9	105.7	10.2	10%	327.8	314.4	13.4	4%
Total Revenues	$537.7	$526.4	$11.3	2%	$1,572.4	$1,560.4	$12.0	1%

Segment Earnings before Income Taxes
Automotive Retail North America	$114.5	$102.0	$12.5	12%	$326.6	$288.3	$38.3	13%
Margin %	33.2%	29.7%			32.3%	28.8%
Automotive Retail International	15.2	12.2	3.0	25%	45.3	40.2	5.1	13%
Margin %	19.7%	15.7%			19.3%	16.3%
Digital Marketing	17.6	10.5	7.1	68%	39.7	14.2	25.5	n/m
Margin %	15.2%	9.9%			12.1%	4.5%
Other	(68.7)	(33.7)	(35.0)	104%	(130.4)	(110.1)	(20.3)	18%
Total Earnings before Income Taxes	$78.6	$91.0	$(12.4)	(14)%	$281.2	$232.6	$48.6	21%
Margin %	14.6%	17.3%			17.9%	14.9%
Automotive Retail North America Segment
The tables below present the reconciliation of revenues to adjusted revenues and earnings before income taxes to adjusted earnings before income taxes for the ARNA segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$344.5	$343.2	$1.3	—%	$1,010.3	$999.9	$10.4	1%
Internet sales leads revenues	—	(13.2)	13.2		—	(40.0)	40.0
Adjusted revenues	$344.5	$330.0	$14.5	4%	$1,010.3	$959.9	$50.4	5%
Impact of exchange rates	2.6	—	2.6		10.9	—	10.9
Constant currency adjusted revenues	$347.1	$330.0	$17.1	5%	$1,021.2	$959.9	$61.3	6%
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues. ARNA revenues increased by $1.3 million to $344.5 million for the three months ended March 31, 2016 as compared to $343.2 million for the three months ended March 31, 2015. ARNA revenues were unfavorably impacted by the strength of the U.S. dollar against the Canadian dollar on a constant currency basis, which contributed to a decrease of $2.6 million, or approximately 1 percentage point. In addition, ARNA revenues were unfavorably impacted by the Internet sales leads business, which was sold on May 21, 2015 and contributed $13.2 million in revenues during the three months ended March 31, 2015. The impact of the Internet sales leads business on revenues was a decrement of approximately 4 percentage points.
Revenue growth was favorably impacted by the following. DMS customer site count as of March 31, 2016 was 14,420 sites, an increase of approximately 2%, as compared to 14,126 sites as of March 31, 2015. In addition, we experienced 4% growth in average revenue per DMS customer site, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $14.3 million of revenue growth, or approximately 4 percentage points.

Transaction-related revenues generated from vehicle registrations, which include the effect of revenues contributed by the AVRS acquisition, and automotive equity mining contributed $8.4 million of revenue growth, or approximately 3 percentage points. Other revenue items such as hardware sales, consulting, and data aggregation services contributed a decrease in revenues of $6.3 million.
Acquisitions contributed approximately 1 percentage point of adjusted ARNA revenue growth.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Revenues. ARNA revenues increased by $10.4 million, or 1%, to $1,010.3 million for the nine months ended March 31, 2016 as compared to $999.9 million for the nine months ended March 31, 2015. ARNA revenues were impacted by the same currency discussed above, which contributed to a decrease of $10.9 million, or approximately 1 percentage point. In addition, ARNA revenues were unfavorably impacted by the Internet sales leads business, which was sold on May 21, 2015 and contributed $40.0 million in revenues during the nine months ended March 31, 2015. The impact of the Internet sales leads business on revenues was a decrement of approximately 4 percentage points.
Revenue growth was favorably impacted by the following. DMS customer site count as of March 31, 2016 was 14,420 sites, an increase of approximately 2%, as compared to 14,126 sites as of March 31, 2015. In addition, we experienced 5% growth in average revenue per DMS customer site, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $49.2 million of revenue growth, or approximately 5 percentage points. Transaction-related revenues generated from vehicle registrations, which include the effect of revenues contributed by the AVRS acquisition, and automotive equity mining contributed $20.6 million of revenue growth, or approximately 2 percentage points. Other revenue items such as hardware sales, consulting, and data aggregation services contributed a decrease in revenues of $8.7 million.
Acquisitions contributed approximately 1 percentage point of adjusted ARNA revenue growth.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Earnings before income taxes	$114.5	$102.0	$12.5	12%	$326.6	$288.3	$38.3	13%
Margin %	33.2%	29.7%	350 bps		32.3%	28.8%	350 bps
Stand-alone public company costs	—	—	—		—	(2.1)	2.1
Internet sales leads earnings	—	(1.0)	1.0		—	(2.5)	2.5
Adjusted earnings before income taxes	$114.5	$101.0	$13.5	13%	$326.6	$283.7	$42.9	15%
Adjusted margin %	33.2%	30.6%	260 bps		32.3%	29.6%	270 bps
Impact of exchange rates	0.9	—	0.9		4.1	—	4.1
Constant currency adjusted earnings before income taxes	$115.4	$101.0	$14.4	14%	$330.7	$283.7	$47.0	17%
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Earnings before Income Taxes. ARNA earnings before income taxes increased by $12.5 million, or 12%, to $114.5 million for the three months ended March 31, 2016 as compared to $102.0 million for the three months ended March 31, 2015. Margin increased from 29.7% to 33.2%. The constant currency impact of foreign exchange rates on ARNA earnings before income taxes was a decrease of $0.9 million, or approximately 1 percentage point. The effect of the Internet sales leads business on earnings before income taxes contributed to a decrease of approximately 1 percentage point.
ARNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, and revenue growth as discussed above, and the sale of the Internet sales leads business, which was a lower margin business. The favorable effects of these items were partially offset by an increase in employee-related costs of approximately $7.0 million, primarily related to incentive compensation.

Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Earnings before Income Taxes. ARNA earnings before income taxes increased by $38.3 million, or 13%, to $326.6 million for the nine months ended March 31, 2016 as compared to $288.3 million for the nine months ended March 31, 2015. Margin increased from 28.8% to 32.3%. The constant currency impact of foreign exchange rates on ARNA earnings before income taxes was a decrease of $4.1 million, or approximately 2 percentage points. The effect of the Internet sales leads business and stand-alone public company costs on earnings before income taxes contributed to a decrease of approximately 2 percentage points.
ARNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, and revenue growth as discussed above, a vendor-related contractual obligation established during the prior year and extinguished during the first quarter of fiscal 2016, a prior year non-recurring severance accrual, and the sale of the Internet sales leads business, which was a lower margin business. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities, an increase in employee-related costs of approximately $7.0 million, primarily related to incentive compensation, and stand-alone public company costs.
Automotive Retail International Segment
There were no non-GAAP adjustments to the ARI segment for the three and nine months ended March 31, 2016 and 2015. The tables below present the reconciliation of revenues and earnings before income taxes for the ARI segment on a constant currency basis.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$77.3	$77.5	$(0.2)	—%	$234.3	$246.1	$(11.8)	(5)%
Impact of exchange rates	5.1	—	5.1		24.0	—	24.0
Constant currency revenues	$82.4	$77.5	$4.9	6%	$258.3	$246.1	$12.2	5%
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues. ARI revenues decreased by $0.2 million to $77.3 million for the three months ended March 31, 2016 as compared to $77.5 million for the three months ended March 31, 2015. ARI revenues were impacted by the strength of the U.S. dollar against the Pound Sterling, the Euro, and the South African Rand, which contributed to a decrease of $5.1 million, or 6 percentage points. ARI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Revenues. ARI revenues decreased by $11.8 million, or 5%, to $234.3 million for the nine months ended March 31, 2016 as compared to $246.1 million for the nine months ended March 31, 2015. ARI revenues were impacted by the Euro, the Pound Sterling, and the South African Rand, which contributed to a decrease of $24.0 million, or 10 percentage points. ARI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Earnings before income taxes	$15.2	$12.2	$3.0	25%	$45.3	$40.2	$5.1	13%
Margin %	19.7%	15.7%	400 bps		19.3%	16.3%	300 bps
Impact of exchange rates	1.0	—	1.0		4.2	—	4.2
Constant currency earnings before income taxes	$16.2	$12.2	$4.0	33%	$49.5	$40.2	$9.3	23%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Earnings before Income Taxes. ARI earnings before income taxes increased by $3.0 million, or 25%, to $15.2 million for the three months ended March 31, 2016 as compared to $12.2 million for the three months ended March 31, 2015. Margin increased from 15.7% to 19.7%. The constant currency impact of foreign exchange rates on ARI earnings before income taxes was a decrease of $1.0 million, or 8 percentage points. ARI earnings before income taxes were favorably impacted by operating efficiencies, which resulted from increased average revenue per customer site and benefits obtained from ongoing initiatives under our business transformation plan.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Earnings before Income Taxes. ARI earnings before income taxes increased by $5.1 million, or 13%, to $45.3 million for the nine months ended March 31, 2016 as compared to $40.2 million for the nine months ended March 31, 2015. Margin increased from 16.3% to 19.3%. The constant currency impact of foreign exchange rates on ARI earnings before income taxes was a decrease of $4.2 million, or 10 percentage points. ARI earnings before income taxes were favorably impacted by operating efficiencies, which resulted from increased average revenue per customer site and benefits obtained from ongoing initiatives under our business transformation plan. ARI earnings before income taxes were also impacted by both favorable and unfavorable items during the three month periods ended September 30, 2015 and December 31, 2015 which offset for the year-to-date period.
Digital Marketing Segment
There were no non-GAAP adjustments to revenues for the DM segment for the three months ended March 31, 2016 and 2015. The tables below present the reconciliation of revenues on a constant currency basis and earnings before income taxes to adjusted earnings before income taxes for the DM segment.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$115.9	$105.7	$10.2	10%	$327.8	$314.4	$13.4	4%
Impact of exchange rates	0.3	—	0.3		1.2	—	1.2
Constant currency revenues	$116.2	$105.7	$10.5	10%	$329.0	$314.4	$14.6	5%
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues. DM revenues increased by $10.2 million, or 10%, to $115.9 million for the three months ended March 31, 2016 as compared to $105.7 million for the three months ended March 31, 2015. The constant currency impact of foreign exchange rates on DM revenues was a decrease of $0.3 million. The overall increase was due to an increase in OEM advertising revenues of 34%, which contributed $9.8 million, or 9 percentage points, of revenue growth. Average monthly revenue per website increased by 13%, which contributed $9.1 million, or 9 percentage points, of revenue growth and was attributable to increased advertising per website. We experienced a decrease in website count resulting from changes to certain OEM programs of 9%, which contributed $8.3 million, or 8 percentage points, of revenue decrement.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Revenues. DM revenues increased by $13.4 million, or 4%, to $327.8 million for the nine months ended March 31, 2016 as compared to $314.4 million for the nine months ended March 31, 2015. The constant currency impact of foreign exchange rates on DM revenues was a decrease of $1.2 million, or 1 percentage point. The overall increase was due to an increase in average monthly revenue per website of 12%, which contributed $23.9 million, or 8 percentage points, of revenue growth and was attributable to increased advertising per website. OEM advertising revenues increased 15%, which contributed $13.3 million, or 4 percentage points, of revenue growth. We experienced a decrease in website count resulting from changes to certain OEM programs of 9%, which contributed $25.2 million, or 8 percentage points, of revenue decrement.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Earnings before income taxes	$17.6	$10.5	$7.1	68%	$39.7	$14.2	$25.5	n/m
Margin %	15.2%	9.9%	530 bps		12.1%	4.5%	760 bps
Accelerated trademark amortization	—	—	—		—	15.6	(15.6)
Adjusted earnings before income taxes	$17.6	$10.5	$7.1	68%	$39.7	$29.8	$9.9	33%
Adjusted margin %	15.2%	9.9%	530 bps		12.1%	9.5%	260 bps
Impact of exchange rates	0.3	—	0.3		0.9	—	0.9
Constant currency adjusted earnings before income taxes	$17.9	$10.5	$7.4	70%	$40.6	$29.8	$10.8	36%
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Earnings before Income Taxes. DM earnings before income taxes increased by $7.1 million to $17.6 million for the three months ended March 31, 2016 as compared to $10.5 million for the three months ended March 31, 2015. Margin increased from 9.9% to 15.2%. The constant currency impact of foreign exchange rates on DM earnings before income taxes was a decrease of $0.3 million, or 2 percentage points. DM earnings before income taxes were favorably impacted by growth in revenues, including higher margin advertising revenues, and operating efficiencies from lower expenses as a result of lower full-time equivalent headcount and labor-related costs and benefits, including ongoing initiatives under our business transformation plan.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
    Earnings before Income Taxes. DM earnings before income taxes increased by $25.5 million to $39.7 million for the nine months ended March 31, 2016 as compared to $14.2 million for the nine months ended March 31, 2015. Margin increased from 4.5% to 12.1%. The constant currency impact of foreign exchange rates on DM earnings before income taxes was a decrease of $0.9 million, or 3 percentage points. The effect of the accelerated trademark amortization during the nine months ended March 31, 2015 contributed a significant increase in earnings before taxes. DM earnings before income taxes were also favorably impacted by growth in revenues, including higher margin advertising revenues, and operating efficiencies from lower expenses as a result of lower full-time equivalent headcount and labor-related costs and benefits, including ongoing initiatives under our business transformation plan.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Non-GAAP Measures" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2016	2015	$	%	2016	2015	$	%
Loss before income taxes	$(68.7)	$(33.7)	$(35.0)	104%	$(130.4)	$(110.1)	$(20.3)	18%
Separation costs	—	0.6	(0.6)		—	34.6	(34.6)
Stand-alone public company costs	—	(3.1)	3.1		—	(14.7)	14.7
Trademark royalty fee	—	—	—		—	5.7	(5.7)
Stock-based compensation	—	—	—		—	(0.4)	0.4
Interest expense	—	—	—		—	(8.2)	8.2
Restructuring expenses	7.7	—	7.7		11.4	—	11.4
Other business transformation expenses	12.0	—	12.0		18.8	—	18.8
Tax matters indemnification gain, net	—	—	—		(2.6)	—	(2.6)
Adjusted loss before income taxes	$(49.0)	$(36.2)	$(12.8)	35%	$(102.8)	$(93.1)	$(9.7)	10%
Impact of exchange rates	—	—	—		—	—	—
Constant currency adjusted loss before income taxes	$(49.0)	$(36.2)	$(12.8)	35%	$(102.8)	$(93.1)	$(9.7)	10%

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
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Loss before Income Taxes. The Other loss before income taxes increased by $35.0 million, or 104%, to $68.7 million for the three months ended March 31, 2016 as compared to $33.7 million for the three months ended March 31, 2015. The Other loss before income taxes was unfavorably impacted by expenses associated with our business transformation plan and increased stand-alone public company costs. Excluding the effects of these items, the Other loss before income taxes was impacted by an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with Mr. Anenen's Transition Agreement, increased interest expense related to our 2020 term loan facility and an increase in interest rates on our term loan facilities, an increase in employee-related costs, primarily related to our vacation accrual, which is a calendar year benefit, and incentive compensation.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Loss before Income Taxes. The Other loss before income taxes increased by $20.3 million, or 18%, to $130.4 million for the nine months ended March 31, 2016 as compared to $110.1 million for the nine months ended March 31, 2015. The Other loss before income taxes was favorably impacted by separation costs incurred and the trademark royalty fee charged by ADP prior to the spin-off, and the net tax matters indemnification gain. The favorable effects of these items were partially offset by increased stand-alone public company costs, expenses associated with our business transformation plan, and increased interest expense associated with our indebtedness. Excluding the effects of these items, which have been adjusted in the table above, the Other loss before income taxes was unfavorably impacted by an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with Mr. Anenen's Transition Agreement, increased interest expense related to our 2020 term loan facility, and an increase in interest rates on our term loan facilities.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Structure Overview
Our principal source of liquidity is derived from cash generated through operations. At present, and in future periods, we expect cash generated by our operations, together with existing cash and cash equivalents and existing borrowings from the capital markets, including our revolving credit facility, to be sufficient to cover our cash needs for working capital, capital expenditures, strategic acquisitions, anticipated quarterly dividends, and anticipated stock repurchases under our current stock repurchase program.
As of March 31, 2016, cash and cash equivalents were $464.1 million, total CDK stockholders' equity was $631.4 million, and total debt was $1,222.5 million, which is net of unamortized financing costs of $8.8 million. Working capital at March 31, 2016 was $513.5 million, as compared to $399.8 million as of June 30, 2015. Working capital as presented herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principals of $250.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of March 31, 2016.
Of the $464.1 million of cash and cash equivalents held as of March 31, 2016, $185.1 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, net of foreign tax credits. During the three months ended March 31, 2016, the Company concluded $32.9 million of prior year earnings of certain foreign subsidiaries were no longer considered indefinitely reinvested and recognized a deferred income tax liability of $3.4 million for the associated foreign withholding and U.S. income taxes, net of foreign tax credits. The foreign earnings, which were identified for repatriation during the quarter in order to manage worldwide cash in a tax efficient manner, are anticipated to be repatriated to the U.S. in the foreseeable future.  The remaining foreign earnings are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term, (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences, and (iii) local country legal restrictions.

If circumstances change, and it becomes apparent that additional earnings considered indefinitely reinvested will be remitted to the U.S. in the foreseeable future, an additional income tax charge may be necessary, which would affect our results of operations and payment of such taxes would affect our liquidity. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on indefinitely reinvested earnings.
Dividends to Common Stockholders
In November 2015, the Board of Directors approved a $0.015 increase in the quarterly cash dividend to an annual rate of $0.54 per share. The Board of Directors declared a quarterly cash dividend of $0.135 per share payable on March 29, 2016 to shareholders of record at the close of business on March 1, 2016. We paid dividends of $21.1 million and $61.9 million during the three and nine months ended March 31, 2016, respectively, and $19.4 million and $38.8 million during the three and nine months ended March 31, 2015, respectively.
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
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for the nine months ended March 31, 2016 and 2015, are summarized as follows:

	Nine Months Ended
	March 31,
	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$206.9	$160.2	$46.7
Investing activities	(60.6)	(7.8)	(52.8)
Financing activities	(86.5)	(163.8)	77.3
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(22.9)	19.0
Net change in cash and cash equivalents	$55.9	$(34.3)	$90.2
Net cash flows provided by operating activities were $206.9 million for the nine months ended March 31, 2016 as compared to $160.2 million for the nine months ended March 31, 2015. This $46.7 million increase was primarily due to an increase in net earnings adjusted for non-cash items of $45.4 million when compared to the nine months ended March 31, 2015 due to earnings growth in our business. We experienced a comparative increase of $1.3 million in net working capital components, which was due to the timing of cash payments made to our vendors, employees, and the tax authorities and cash payments received from our customers in the normal course of business in all of our segments.

Net cash flows used in investing activities were $60.6 million for the nine months ended March 31, 2016 as compared to net cash flows used in investing activities of $7.8 million for the nine months ended March 31, 2015. This $52.8 million increase in cash used in investing activities was primarily due to $40.6 million of proceeds from notes receivable from ADP and its affiliates during the nine months ended March 31, 2015, which did not recur following the spin-off, and cash used for acquisitions of businesses, net of cash acquired of $18.0 million during the nine months ended March 31, 2016. In addition, there was an increase in capital expenditures and capitalized software of $9.9 million during the nine months ended March 31, 2016.
Net cash flows used in financing activities were $86.5 million for the nine months ended March 31, 2016 as compared to $163.8 million for the nine months ended March 31, 2015. This $77.3 million decrease in cash used in financing activities was primarily due to cash used in connection with our spin-off from ADP. During the nine months ended March 31, 2016, our primary cash outflows consisted of dividend payments to our stockholders of $61.9 million, the repurchase of common stock for $261.0 million, and the repayment of debt and capital lease obligations of $13.3 million. We entered into a new term loan facility for $250.0 million and used the proceeds for the repurchase of common stock under our ASR. During the nine months ended March 31, 2015, cash used in financing activities was primarily impacted by proceeds from long-term debt of $1.8 billion, offset by outflows related to the dividend paid to ADP in connection with our spin-off of $825.0 million, repayments of long-term debt of $756.2 million, net transactions of parent company investment of $240.8 million, dividend payments to our stockholders of $38.8 million, and repurchases of common stock for $32.2 million.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of March 31, 2016, our revolving credit facility was undrawn. The interest rate per annum on the term loan facilities was 1.94% as of March 31, 2016. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the nine months ended March 31, 2016.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of March 31, 2016, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $7.4 million for the nine months ended March 31, 2016.
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
We elected to adopt ASU 2015-17 during the three months ended December 31, 2015 on a prospective basis. We concluded that the simplified presentation requirement permitted by ASU 2015-17 is preferable because the current and non-current classification does not necessarily reflect when the temporary difference will reverse and become a taxable or deductible item. As a result, deferred tax assets and liabilities are presented as long-term in the consolidated balance sheet as of December 31, 2015. Because ASU 2015-17 was adopted prospectively, we did not adjust the classification of deferred tax assets and liabilities in the consolidated balance sheet as of June 30, 2015. The consolidated balance sheet as of June 30, 2015 includes current deferred tax assets of $13.0 million, which are included within other current assets, and current deferred tax liabilities of $1.4 million, which are included within accrued expenses and other current liabilities.
In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement to retrospectively account for measurement period adjustments and allows such adjustments to be recorded to goodwill in the reporting period in which the adjustments to the provisional amounts are determined. ASU 2015-16 is effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We elected to adopt ASU 2015-16 during the three months ended March 31, 2016.
In May 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 requires that if the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015, with early adoption permitted. We elected to adopt ASU 2015-05 during the three months ended March 31, 2016 on a prospective basis. Depending on the nature and purpose of the cloud-based software, expenses will be recognized in cost of revenues or selling, general, and administrative expenses.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and classification on the statement of cash flows. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, with early adoption permitted. While we are still evaluating the impact ASU 2016-09 will have on the consolidated results of operations, financial condition, and cash flows, our effective income tax rate will be impacted by the classification of excess tax benefits and tax deficiencies in income tax expense and the classification of excess tax benefits in the statement of cash flows will change.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or operating lease that is not considered short-term. The accounting applied by lessors is largely consistent from the existing lease standard. ASU 2016-02 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While we are still evaluating the impact ASU 2016-02 will have on the consolidated results of operations, financial condition, and cash flows, our financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for its facility and equipment leases.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. In July 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, this standard, and subsequent amendments thereto, will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. We are currently evaluating the impact of ASU 2014-09 on the consolidated results of operations, financial condition, or cash flows.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have customers in over 100 countries, where we are subject to country-specific risks that could negatively impact our business, results of operations, and financial condition.
During the nine months ended March 31, 2016, we generated approximately 19% of our revenues outside of the United States, and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, and repatriation of earnings. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in socio-economic conditions and monetary and fiscal policies, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, unsettled political conditions, possible terrorist attacks, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Our indebtedness could negatively impact our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
In connection with our spin-off from ADP, we entered into debt financing arrangements and borrowed $250.0 million under our 2019 term loan facility and $750.0 million under our bridge loan facility. Additionally, we entered into a $300.0 million revolving credit facility, which was undrawn as of March 31, 2016. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024, the net proceeds of which, together with cash on hand, were use to repay the bridge loan facility. On December 14, 2015, we borrowed an additional $250.0 million under our 2020 term loan facility. Borrowings under the 2020 term loan facility were used for general corporate purposes, which included the repurchase of shares of the Company's common stock as part of the new return of capital plan and pursuant to the ASR. Our indebtedness could have important consequences, including the following:

•
the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes may be impaired or the financing may not be available on favorable terms, or at all;

•	any failure to comply with the obligations of any of our debt instruments could result in an event of default under the agreements governing such indebtedness;

•
a portion of cash flows will be required to make payment of principal of, and interest on, our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities, potential dividends to our stockholders, and share repurchases;

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
Our Board of Directors has declared, and we have paid, regular quarterly cash dividends on our common stock. The payment of such quarterly dividends and any other future dividends will be at the discretion of our Board of Directors. There can be no assurance that we will continue to pay dividends, as to what the amount of any future dividends will be, or that we will have sufficient surplus under Delaware law to be able to pay any future dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay future dividends, the price of our common stock must appreciate for you to receive a gain on your investment in us. This appreciation may not occur and our stock may in fact depreciate in value.
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
Effective succession planning is important to our long-term success. On March 8, 2016, Mr. Anenen resigned as Chief Executive Officer consistent with the transition plan previously announced by us on December 11, 2015 and the Transition and Release Agreement by and between the Company and Mr. Anenen, entered into as of February 2, 2016. Mr. MacDonald was appointed Chief Executive Officer effective March 8, 2016. Mr. MacDonald has been the Company's President since January 1, 2016. The transition could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our ability to attract and retain other key executives.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (3)
January 1 - 31, 2016	5,048	$43.90	—	$750,000,000
February 1 - 29, 2016	—	$—	—	$750,000,000
March 1 - 31, 2016	—	$—	—	$750,000,000
Total	5,048	$43.90	—

(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock may be withheld upon exercise of stock options or vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purposes have been included within the total number of shares purchased.

(2) On December 14, 2015, we publicly announced that the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock under a program. This authorization will expire when it is exhausted or at such time as it is revoked by the Board of Directors.

(3) The dollar value of shares that may yet be purchased under our current repurchase authorization excludes the $250.0 million ASR we entered into in December 2015.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Transition and Release Agreement dated February 2, 2016, between CDK Global, Inc. and Steven J. Anenen	10-Q	1-36486	10.6	2/3/2016
10.2	CDK Global, Inc. Corporate Officer Severance Plan (Management Compensatory Plan)	10-Q	1-36486	10.7	2/3/2016
10.3	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.8	2/3/2016
10.4	UK Tax Advantaged Sub-Plan Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.9	2/3/2016
10.5	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.10	2/3/2016
10.6	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.11	2/3/2016
10.7	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.12	2/3/2016
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	May 5, 2016	/s/ Alfred A. Nietzel Alfred A. Nietzel

Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)