Form 10-K
period 2016-06-30
CDK Global, Inc.
filed 2016-08-09
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
None

______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $7.5 billion.

The number of shares outstanding of the registrant’s common stock as of August 5, 2016 was 150,143,069.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2016.

Part I
Forward-Looking Statements
This Annual Report on Form 10-K contains, and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," or the "Company") may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including targeted adjusted results for the Company's fiscal years ending June 30, 2018 and 2019, statements concerning the Company's payment of dividends or the repurchase of shares and its business transformation plan, other plans, objectives, forecasts, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

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

•	the ability of our significant stockholders and their affiliates to significantly influence our decisions.
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
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K, even if subsequently made available by us on our website or otherwise, and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect new information or future events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
The following discussion should be read in conjunction with our consolidated and combined financial statements and accompanying notes thereto included elsewhere herein. In this Annual Report on Form 10-K, all references to "we," "our," and "us" refer collectively to CDK and its consolidated subsidiaries.

Item 1. Business
Our Company
We are a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. Focused on evolving the automotive retail experience, we provide solutions to dealers in more than 100 countries around the world, covering more than 27,000 retail locations and most original equipment manufacturers ("OEMs"). We have over 40 years of history providing innovative solutions to automotive retailers and OEMs to better manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
Effective July 1, 2016, we executed a comprehensive plan to streamline our organization that will enable us to deliver an improved customer experience, create significant efficiencies, and better align us to implement our business transformation plan. Refer to “Business Transformation Plan” under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on our business transformation plan. The organizational changes included integrating product management, combining the Digital Marketing and Automotive Retail North America operations into a single organization, creating a single North America sales organization, and forming a global research and development organization.
Our History and Our Spin-off from ADP
We were the Dealer Services business of Automatic Data Processing, Inc. ("ADP"). In 1972, Dealer Services became ADP's third major business unit, offering accounting, service, management, and inventory processing services to automotive retailers. We have since expanded our role in the industry to encompass the full automotive retail value chain by developing integrated Dealer Management Systems (“DMSs”) and other solutions that help retailers manage and grow their businesses. In 2005, we expanded our international footprint through our acquisition of Kerridge Computer Company Limited ("Kerridge"), which provided us with a multi-country DMS platform in Europe, the Middle East, Asia, Africa, and Latin America and has become the basis for our international business. In 2010, we acquired Cobalt, a leading provider of automotive digital marketing solutions, which has enabled us to solidify and expand our digital marketing capabilities.
On April 9, 2014, the board of directors of ADP approved the spin-off of the Dealer Services business. On September 30, 2014, the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Reportable Segments
Fiscal 2017 Segments
As a result of the organizational changes that became effective July 1, 2016, we reorganized into two main operating groups, CDK North America and CDK International. In connection with this reorganization, the information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed, which resulted in a reassessment of our operating segments. The Company's new operating segments, which are also our reportable segments, are comprised of (i) Retail Solutions North America, (ii) Advertising North America, and (iii) CDK International. Retail Solutions North America and Advertising North America together comprise the CDK North America operating group. The following is a brief description of our new segments’ operations.
Retail Solutions North America
Through our Retail Solutions North America segment, we provide technology-based solutions, including automotive website platforms, that help automotive retailers, OEMs, and other industry participants manage the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles. Our solutions help our customers streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.

Advertising North America
Through our Advertising North America segment, we provide advertising solutions, including management of digital advertising spend, for OEMs and automotive retailers. These solutions provide a coordinated offering across multiple marketing channels to help achieve customer marketing and sales objectives and coordinate execution between OEMs and their retailer networks.
CDK International
Through our CDK International segment, we provide technology-based solutions similar to the retail solutions provided in our Retail Solutions North America segment in approximately 100 countries outside of the United States ("U.S.") and Canada. The solutions that we provide within this segment allow our customers to streamline their business operations and enhance their financial performance within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Customers of this segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.
Fiscal 2016 and Prior Segments
During the year ended June 30, 2016 ("fiscal 2016"), our operations were organized into two main businesses: Automotive Retail and Digital Marketing. The Automotive Retail business comprises Automotive Retail North America ("ARNA") and Automotive Retail International ("ARI") operating segments, and the Digital Marketing business comprises our Digital Marketing ("DM") operating segment. A brief description of each of these three segments’ operations is provided below.
Automotive Retail North America
Through our ARNA segment, we provide technology-based solutions that help automotive retailers, OEMs, and other industry participants manage the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles. Our solutions help our customers streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.
Automotive Retail International
Through our ARI segment, we provide technology-based solutions similar to those provided in our ARNA segment in approximately 100 countries outside of the U.S. and Canada. The solutions provided to our customers within the ARI segment of our business help streamline operations for their businesses and enhance the financial performance of their operations within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Customers of our ARI segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.
Digital Marketing
Through our DM segment, we provide a suite of integrated digital marketing solutions for OEMs and automotive retailers, including websites and management of their digital advertising spend. These solutions provide a coordinated offering across multiple digital marketing channels to help achieve customer marketing and sales objectives and coordinate execution between OEMs and their retailer networks. Our solutions are currently provided in the U.S., Canada, Mexico, Australia, and New Zealand.
Refer to "Analysis of Reportable Segments" within "Results of Operations" under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18, "Financial Data by Segment" to our consolidated and combined financial statements under Item 8 of Part II of this Annual Report on Form 10-K for financial information regarding our operating segments and geographic areas.

Products and Services
The following discussion of our products and services is organized in a manner consistent with the way we have organized our business effective July 1, 2016. When we refer to "Retail Solutions," we are referring to our Retail Solutions North America and CDK International operating segments, and when we refer to "Advertising," we are referring to our Advertising North America operating segment.
Retail Solutions
Customers
We serve a broad and diverse customer base in the automotive retail industry. Our customers include most major OEMs and a significant number of their associated franchised retail locations. Our customer base also includes lenders, aftermarket providers, and other service and information providers to the automotive retail industry.
Automotive Retailers. We primarily serve franchised independent automotive retailers in North America and internationally. We work with the following types of automotive retail organizations:

•	Public Franchised Automotive Retail Groups - customers in this group are publicly traded companies that own multiple automotive retail locations and have multiple franchises;

•	Private Franchised Automotive Retail Groups - customers in this group own two or more automotive retail locations consisting of two or more franchises;

•	Private Single-Location Franchised Automotive Retailers - customers in this group own and manage a single automotive retail location consisting of one or more franchises;

•	OEM Company-Owned Retail Locations - customers in this group are OEMs which own and operate one or more automotive retail locations; and

•
Independent Used Car Retailers - customers in this group own and manage one or more retail locations. Independent used car retailers do not have OEM franchises for new vehicle sales and authorized services and instead sell only used cars and related financing, insurance, parts, repair, and maintenance services.

OEMs. We directly sell data management, business intelligence, benchmarking, and DMS integration services to OEMs. In addition, we coordinate with OEMs to offer, on either a mandatory or elective basis, branded and/or endorsed solutions for their associated franchised automotive retail networks.
Other Application, Service, and Information Providers. Through a certified integration program for our Drive DMS solution in North America, we enable third-party application and service providers to deliver their solutions more broadly into our DMS customer base.

Services
The following table includes a list and summary description of the primary solutions we provide as part of our Retail Solutions businesses.

Solutions	Description
Dealer Management Systems	Integrated suite of features and services to manage the information systems and process workflows involved in running automotive retail operations
Front Office/Vehicle Sales Solutions (1)(2)	Technology tools and services to streamline the entire vehicle inventory, sales, and finance and insurance (“F&I”) process
Fixed Operations Solutions (1)(2)	Solutions to manage the parts and service profit center of dealerships including customer targeting appointment scheduling, on-site workflow and billing
Customer Relationship Management Solutions (1)(3)	A system that provides instant access to manage interactions with current and prospective customers
Financial Management Solutions (1)(3)	Value-added capabilities for accounts payable, payments, and payroll
Document Management Solutions (1)(3)	Document creation and archiving solutions to address the complex automotive retail sales process
Network Management Solutions (1)(2)	Wired and wireless network solutions to support dealer connectivity and security efforts
Integrated Telephony Management Solutions (1)(3)	Integrated telephony solutions that allow automotive retailers to connect and communicate via presence, instant messaging, voice, and video
Data Management & Business Intelligence Solutions (1)(2)	Solutions to extract, cleanse, normalize, enhance, and distribute data and to provide actionable insights
Implementation and Training Solutions (3)	Solution delivery and configuration services and development of end user utilization skills and productivity
Customer Support (1)(3)	Full range of support services
Professional Services (1)(2)	Consulting services that provide in-depth analysis and recommendations on optimizing retail operations
Websites (4)	Proprietary internet content delivery platform

(1) Indicates solutions that may be integrated into our DMS.
(2) Indicates solutions that may be implemented as a stand-alone product or solution without the core DMS.
(3) Indicates solutions that require purchase of our DMS.
(4) Websites are not currently offered by our CDK International segment.
Dealer Management Systems
Our DMSs form the core of our retail offerings and generate a substantial portion of our revenues for those businesses. DMSs are enterprise technology solutions that provide an integrated suite of features and services that enable our customers to manage the information systems and process workflows involved in running automotive retail operations. These DMSs facilitate the sale of new and used vehicles, consumer financing, repair and maintenance services, and vehicle and parts inventory management. Additionally, these solutions enable company-wide accounting, financial reporting, cash flow management, and payroll services. Our DMSs are typically integrated with OEM data processing systems that enable automotive retailers to order vehicles and parts, receive vehicle records, process warranties, and check recall campaigns and service bulletins while helping them to fulfill their franchisee responsibilities to their OEM franchisors.
Front Office/Vehicle Sales Solutions
Our full suite of Front Office/Vehicle Sales Solutions helps automotive retailers streamline the vehicle inventory, sales, and F&I process. Our solutions integrate new and used vehicle sales workflows with supporting services to deliver seamless and streamlined retail transactions. Additionally, we provide automotive retailers with tools to help them purchase, stock, and price new and used vehicle inventory. At the conclusion of a retail sales transaction, our majority-owned subsidiary, Computerized Vehicle Registration, Inc. (“CVR”), enables certain of our retailer customers in the U.S. to register sold vehicles with the appropriate state department of motor vehicles. Our Front Office/Vehicle Sales Solutions are designed to be integrated with the automotive retailer’s DMS.
Fixed Operations Solutions
Our Fixed Operations Solutions help automotive retailers create and manage new service sales leads, reduce the effort required to manage those leads, and communicate with their customers through multiple channels (including e-mail, text, voice, mobile, and direct mail). Because vehicle repair and maintenance services are a vital element of our customers’ revenue and profit streams, we enable automotive retailers to manage the entire workflow in the parts, and repair and maintenance profit centers. Managing vehicle service activities helps automotive retailers strengthen their relationships with their customers and drive the profitability of a single vehicle sale beyond the original transaction. Our Fixed Operations Solutions work in conjunction with the automotive retailer’s DMS.
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
Document Management Solutions
Document Management Solutions address the needs of complex sales processes that require multiple certifications and contracts across our customers’ retail operations. We are a single source to automotive retailers for laser document printing, custom and standard forms development, and scanning, storing, and archiving important automotive retail documents. We also provide electronic contracting and signature capabilities that comply with state and federal guidelines for automobile sales and financing.
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
Integrated Telephony Management Solutions
We provide Integrated Telephony Solutions that allow automotive retailers to connect and communicate via presence, instant messaging, voice, and video. Our telephony service is a cloud-based solution that can help minimize costs, provide scale to match growing businesses, and deploy applications faster. Our Integrated Telephony Management Solutions are fully integrated with most of our DMSs, Front Office/Vehicle Sales Solutions, Fixed Operations Solutions, and CRM Solutions.
Data Management and Business Intelligence Solutions
We provide an extensive portfolio of solutions that enable automotive retailers, OEMs, and other participants in the automotive retail industry to solve problems associated with the highly fragmented systems and data across the industry. In conjunction with OEM or third-party sponsored programs (and with automotive retailer consent), we use our highly automated capabilities to extract data from various DMSs, which we then cleanse, normalize, and enhance to distribute to public and private franchised automotive retail groups, OEMs, consumer-facing websites, and other industry participants. In addition, we provide data integration capabilities that link disparate industry systems and provide them with the ability to exchange data securely, reliably, and in real time. Many OEMs and other industry participants in North America utilize our data management solutions to process millions of transactions every month. As an extension of our data management capabilities, we also provide various capabilities in business intelligence, which help us to turn complex data into actionable insights for our customers.
Implementation and Training Solutions
Our Implementation and Training Solutions are designed to deliver and configure technology and to develop and enhance end user utilization skills and productivity. Better technology utilization helps our customers optimize business results faster.
Customer Support
We provide a full range of support services to our customers around the world. In many countries, customers can call a local support specialist or submit an inquiry online, respond to updates using web chat, find answers to hundreds of frequently asked questions, download documentation, and access important resources to help improve employee productivity and increase system utilization.
Professional Services
We provide consulting services to our customers, offering in-depth analysis and recommendations for optimizing automotive retail processes. We help customers increase revenue opportunities, reduce expenses, mitigate risks, and enhance customer sales transaction experiences in all areas of their retail business.
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
The content platform is offered with a range of value added solutions, such as advanced design customization and merchandising features, visitor personalization, premium search engine optimization, reputation management, and social media marketing. Our customers have the ability to tailor the platform to reflect their brand, marketing, and sales practices. With a wide variety of professional designs, our customers get a website that clearly and effectively communicates their brand and value proposition and differentiates them from the competition. We make it easy to add functionality and drive customer engagement through advanced “drag and drop” design tools, configurable functionality, and hundreds of third-party solutions that enable our customers to continue innovating and managing their digital storefront across desktop, tablet, and smartphone devices.
Website services include development, management and hosting of websites, and related consulting. These revenues are generally based on monthly contractual subscriptions.
Advertising
Customers
Our principal customers in our Advertising business are automotive retailers and OEMs with a particular focus in North America. We provide integrated marketing solutions for OEMs and their retail networks, as well as automotive retail groups. As a result, our customers are concentrated in the 10 OEM brands for which we have OEM endorsements. This network strategy enables us to offer coordinated marketing solutions with higher performance and value to our customers, in turn increasing network penetration and reducing customer churn. Our most significant OEM customer is General Motors.
Services
We provide advertising solutions that allow retailers and OEMs to connect with customers and manage their brands. Our integrated advertising solutions help streamline the consumer’s path to our customers’ retail locations, linking advertising spend by OEMs, maximizing exposure for the retailers’ message, and minimizing competitive distractions by giving buyers the information they need. We also provide search engine optimization services and social media marketing to round out a dealer's advertising footprint. We benefit from an intimate understanding of the modern consumer purchase journey and have deep insights into shopper behavior with what we believe is the industry’s most comprehensive suite of advertising and predictive analytics solutions. As a result, we provide our customers with tangible and quantifiable business results, such as increased brand awareness and additional revenue, and consistently help them to improve their marketing return on investment.
Advertising revenues are based on contracted digital advertising spend levels from both automotive retailers and OEMs.
The following table includes a list and summary description of the solutions we provide as part of our Advertising business.

Solutions	Description
Advertising	Multi-channel advertising delivered through a proprietary advertising technology platform
Business Intelligence	Actionable insights delivered through advanced dashboards that use performance indicators
Marketing Services and Expertise	Advertising strategy consultancy and execution
Advertising
Our Advertising North America segment provides solutions that help automotive retailers and OEMs to more effectively communicate and establish the first point of contact with in-market, prospective car buyers. Our advertising solutions are designed to optimize both (i) direct-response campaigns focused on generating specific consumer vehicle or repair and maintenance purchases or responses and (ii) brand campaigns geared towards lifting brand metrics. We conduct market research regularly to identify trends in the marketplace and understand shifting buyer preferences, which we translate into powerful insights for our customers. Our complete solution begins with an advertising service that allows our customers to amplify their brand awareness and manage online marketing campaigns. These multi-channel advertising packages can consist of a variety of media, such as paid search, display advertising, display re-marketing, mobile content, and campaign landing pages, among others.
Underlying these advertising services is a proprietary advertising technology platform designed for the unique structure of the automotive retail industry that dynamically adjusts content, spend, and bidding across multiple marketing channels to optimize retail sales outcomes. As one of the largest purchasers of automotive retail advertising inventory, we leverage our relationships with premium content providers, shopping destinations, and advertising channels, such as Amazon, Edmunds, Google, and Yahoo, to optimize both reach and value for our customers.
Business Intelligence
Our Advertising North America segment employs business intelligence and data science professionals to develop insights and report on results from our proprietary data warehouse. These insights are delivered to our customers through advanced dashboards that use performance indicators that we believe are better correlated with sales outcomes than current standard industry practice. These insights are also used to develop models for our website and advertising execution, which optimize advertising return on investment for all of our customers. Additionally, we develop proprietary analytic models with high predictive value to inform our OEM customers of opportunities to improve their future business performance.
Marketing Services and Expertise
We provide advertising strategy consultancy and execution for our advertising customers through marketing professionals who proactively engage our retailer customers, complementing their organizations with cost-effective outsourced digital marketing expertise from merchandising, and promotion through brand strategy. These services are both contracted by OEMs on behalf of their retailer networks and by retailers to supplement their internal resources and are an important contributor to customer satisfaction and retention.
Product Development
Our ability to bring new solutions to market and to develop or acquire the data and technology that enables these solutions is important to our continued success. In fiscal 2016, 2015, and 2014, we spent $161.0 million, $170.1 million, and $165.7 million, respectively, to research, develop, and deploy new and enhanced solutions for our customers. Our research and development function is centrally managed to increase collaboration and deploy critical capabilities globally to leverage scale.

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

•
Public Franchised Automotive Retail Groups, Private Franchised Automotive Retail Groups, Private Single-Location Automotive Retailers, OEM Company-Owned Retail Locations, and Independent Used Car Retailers—we target these automotive retailers through our sales force and marketing programs to drive demand generation and ensure retention. We operate this way in North America and internationally.

Our sales strategy leverages our existing customer relationships to enable us to offer additional solutions that help make our customers more competitive.
Though our business is not highly cyclical, it is seasonal. Our revenues experience volatility around seasonal consumer vehicle shopping activity. We address this seasonality in sales by establishing annual quotas for each of our sales professionals. While this volatility is experienced throughout the industry, it is amplified in our Advertising business where advertising spend may vary significantly throughout the year given the increasing importance to OEMs and automotive retailers of capturing buyer attention during certain seasonal periods and major events such as the launch of a new vehicle model.
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
Competition
Our industry is highly competitive and fragmented. We compete with a broad and diverse range of information, technology, services, and consulting companies, as well as with the in-house capabilities of OEMs. Our competitors range from local providers to regional and global competitors. However, we believe that no competitor provides the same combination of geographical reach and breadth of solutions that we do.
In our Retail Solutions businesses, our competitors vary by capabilities within the automotive retail value chain. They include:

•	DMS providers, including Reynolds and Reynolds, Dealertrack (Cox Automotive), Auto/Mate, AutoSoft, and various local and regional providers globally;

•
sales, marketing inventory, and F&I software and service providers, including Dealertrack (Cox Automotive), First Look, Market Scan Information Systems, StoneEagle Group, vAuto (Cox Automotive), VinSolutions (Cox Automotive), and various local and regional providers globally;

•	providers of vehicle electronic registration solutions that compete with CVR, including ELS, MVSC, TitleTec, and triVIN (Cox Automotive); and

•
providers of web-based automotive finance credit applications and eContracting processors that compete with our Open Dealer Exchange joint venture with Reynolds and Reynolds, including Dealertrack (Cox Automotive) and RouteOne.

The most significant competitive factors that we face in our Retail Solutions businesses are price, brand, breadth of features and functionality, scalability, and service capability.

The primary competitors of our advertising and website solutions for OEM network endorsements are Dealer.com (Cox Automotive), AutoTrader.com (Cox Automotive), Dominion Enterprises, and Naked Lime (Reynolds and Reynolds). Several hundred specialty vendors and agencies offer website, digital marketing, and third-party applications that can be alternatives to our services with individual automotive retailers and groups. We also compete with traditional marketing channels, such as print, radio, and television, for a share of the automotive retailer’s marketing budget. The most significant competitive factors that we face are brand, breadth of features and functionality, scalability, and service capability.
Regulation
The automotive retail industry is highly regulated and automotive retailers and OEMs are subject to a broad array of complex regulations governing virtually every aspect of their operations. Our customers must ensure their compliance with their regulatory requirements, and, in turn, we must ensure that our solutions effectively address their regulatory compliance needs.
Privacy and Data Security Laws
We are subject to a number of federal, state, and foreign laws and regulations regarding data governance and the privacy and protection of personal data. For example, under the Gramm-Leach-Bliley Act (the “GLB Act”), automotive retailers are generally deemed to be regulated financial institutions and therefore are subject to the GLB Act and applicable regulations, including the Federal Trade Commission's ("FTC") Privacy Rule and Safeguards Rule. In our capacity as a service provider to automotive retailers, we generally commit to our customers that we will process and use non-public personal information, such as information regarding their customers that we process in their DMS, consistent with the GLB Act and the related regulations. Similarly, many U.S. states and foreign jurisdictions have adopted regulations that require notification to individuals of a security breach relating to their sensitive personal data or that mandate minimum security standards with respect to the handling and transmission of such data. For a discussion of privacy and data security regulation and the potential impacts on our business, see “Risk Factors—Risks Relating to Our Business—Changes in regulations or consumer concerns regarding privacy and protection of consumer data, or any failure to comply with privacy and data protection obligations, could negatively impact our business, results of operations, and financial condition.”
Regulation
Because our business delivers solutions across a broad spectrum of automotive retailer operations, our activities are impacted by a wide variety of federal, state, local, and international laws and regulations. Central to the value of our Document Management Solutions, for example, is that the forms we provide for our customers meet the requirements of their applicable laws. Likewise, within our Front Office Solutions, our CVR service is dependent on our compliance with complex and detailed regulatory requirements. Across our portfolio of automotive retail solutions, we are focused on ensuring that we meet our regulatory compliance obligations and that our solutions enable our customers to comply with the laws and regulations applicable to them. See “Risk Factors—Risks Relating to Our Business—We are directly and indirectly subject to, and impacted by, extensive and complex regulation in the U.S. and abroad, and new regulations and/or changes to existing regulations may negatively impact our business, results of operations, and financial condition,” for additional information regarding the application and impact of laws and regulations on our operations.
Our customers must comply with an array of state and local laws specific to the advertising of automobiles, finance and insurance, and related services. The advertising of automobile financing in the U.S. is generally subject to the federal Truth in Lending Act and attendant regulations, while the advertising of consumer automobile leases is subject to similar regulations under the Consumer Leasing Act and enabling regulations. In each case, the regulations prescribe the information, such as payment amount, payment period, term, and interest rate, to be disclosed to a consumer in connection with the advertising of vehicle financing or a vehicle lease. Similarly, state and local laws establish requirements with respect to the advertising of vehicles and vehicle attributes, from the required elements of pricing information to the presentation of fuel efficiency data.
Some of our solutions include email marketing as a component, which is governed by a variety of U.S. federal, state, and foreign laws and regulations. In the U.S., for example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act") establishes requirements, such as mandatory opt-out mechanisms, for the distribution of “commercial” email messages for the primary purpose of advertising or promoting commercial products or services and provides for criminal and civil penalties for failure to comply. Individual states as well as some foreign jurisdictions, such as Australia, Canada, and the European Union, have also enacted laws that regulate sending commercial email, some of which are more restrictive than the CAN-SPAM Act.

As with the majority of our solutions, the compliance obligation lies with our customers and, in purchasing our solutions, our customers agree to use our services in compliance with applicable laws. Nonetheless, we strive to ensure that our solutions enable our customers to achieve and maintain that compliance.
Employees
As of June 30, 2016, we had a total of approximately 8,700 full-time employees worldwide. None of our employees is represented by a collective bargaining agreement. We believe that relations with our employees are good.
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

Item 1A. Risk Factors
You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on information currently known to us, we believe that the following information identifies the material risk factors affecting our Company in each of the noted risk categories: (i) Risks Relating to Our Business; (ii) Risks Relating to Our Spin-Off from ADP; and (iii) Risks Relating to Our Common Stock.
Risks Relating to Our Business
We may not be able to continue to compete effectively against other providers of integrated solutions to automotive retailers, OEMs, and other participants in the automotive retail industry.
Competition among automotive retail solutions and advertising solutions providers is intense. The industry is highly fragmented and subject to changing technology, shifting customer needs, and frequent introductions of new solutions. We have a variety of competitors both for our integrated solutions and for each of our individual solutions. For example:

•
our automotive retail solutions compete with integrated providers of automotive retailing technology solutions, such as Reynolds and Reynolds Company, Cox Automotive (DealerTrak, Autotrader.com, and others), RouteOne LLC, and Dominion Enterprises; and

•
our advertising and website solutions compete with integrated providers of automotive digital marketing/advertising solutions, such as Cox Automotive, Dominion Enterprises, and Reynolds and Reynolds Company.

Our competitors may be able to respond more quickly or effectively to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion, and sale of their solutions than we can to ours. We expect the industry to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our solutions. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations, and financial condition.
Market trends influencing the automotive retail industry could have a negative impact on our business, results of operations, and financial condition.
Market trends that negatively impact the automotive retail industry may affect our business by reducing the number and/or size of actual or potential customers or the money that actual or potential customers are willing or able to spend on our solution portfolio. Such market factors include:

•	the adverse effect of long-term wage stagnation on the purchasing power of vehicle purchasers and the number of vehicle purchasers;

•	pricing and purchase incentives for vehicles;

•	disruption in the available inventory of vehicles;

•	disruption in the retail automobile dealership model;

•	the expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties and the development of shared-use mobility;

•	the cost of gasoline and other forms of energy;

•	the availability and cost of credit to finance the purchase of vehicles;

•	increased federal and other taxation; and

•	reductions in business and consumer confidence.
Additionally, due to the economic downturn, there was a substantial decline in 2009 and 2010 in the number of franchised automotive retailer locations in countries where the retail automotive marketplace is considered “mature,” most notably in North America and Western Europe. Although these declines have stabilized a further reduction in the number of automotive retailer locations would reduce the number of opportunities we have to sell our solutions. Any such outcome could have a material adverse effect on our business, results of operations, and financial condition.
Market acceptance of and influence over our products and services, particularly of our advertising and website solutions, is concentrated in a limited number of automobile OEMs and consolidated retailer groups, and we may not be able to maintain or grow these relationships.
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
Some of our products, such as our advertising and website solutions, are primarily sold to or through OEMs and depend on us maintaining strong relationships with those OEMs. Our advertising and website solutions are primarily marketed and delivered through programs sponsored or endorsed by OEMs, the most significant of which is General Motors. We generated approximately 11% of our consolidated revenues from General Motors during the fiscal year ended June 30, 2016, and as of June 30, 2016, General Motors accounted for 17% of our accounts receivable. OEM switching costs for advertising and website solutions are generally low and our agreements with such customers generally may be terminated by each OEM on short notice or without cause, do not automatically renew upon expiration and have no minimum volume or payment requirements. In addition, if renewed, such agreements may shift from exclusive to multi-vendor relationships. The termination, or renewal on less beneficial terms, of one or more of these relationships, changes in our customers’ advertising budget allocations or marketing strategies, or a change in the economy could result in a decline in the level of advertising and website services that they purchase from us, which in turn could have a material adverse effect on our business, results of operations, and financial condition.
We may be unable to develop and bring products and services in development to market, or bring new products and services to market in a timely manner or at all.
Our success depends in part upon our ability to bring to market new products and services, and enhancements thereto that address evolving customer demands. For example, our advertising and website solutions must effectively address the market shift to mobile technology. The time, expense, and effort associated with developing and offering new and enhanced products and services may be greater than anticipated. The length of the development cycle varies depending on the nature and complexity of the product, the availability of development, product management, and other internal resources and the role, if any, of strategic partners. If we are unable to develop and bring to market additional products and services, and enhancements thereto, in a timely manner, or at all, we could lose market share to competitors who are able to offer these new products and services, which could have a material adverse effect on our business, results of operations, and financial condition.
Our failure or inability to execute any element of our business strategy, including our business transformation plan, could negatively impact our business, results of operations, or financial condition.
Our business, results of operations, and financial condition depend on our ability to execute our business strategy, which includes the following key elements:

•	executing on our business transformation plan;

•	deepening relationships with our existing customer base;

•	continuing to expand our customer base;

•	strengthening and extending our solutions portfolio;

•	driving additional operational efficiency; and

•	selectively pursuing strategic acquisitions.
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
We may experience difficulties, delays, or unexpected costs and not achieve anticipated benefits and savings from our business transformation plan.
During fiscal 2015, we initiated a business transformation plan as described herein under the caption, "Business Transformation Plan" under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." We may not realize, in full or in part, the anticipated benefits and savings from the business transformation plan due to unforeseen difficulties, delays, or unexpected costs, which may adversely affect our business and results of operations, and even if the anticipated benefits and savings are substantially realized, there may be consequences or business impacts that were not expected.
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
Effective succession planning is important to our long-term success. On March 8, 2016, Steven J. Anenen resigned as Chief Executive Officer consistent with the transition plan previously announced by us on December 11, 2015 and the Transition and Release Agreement by and between the Company and Mr. Anenen, entered into as of February 2, 2016. Brian P. MacDonald was appointed Chief Executive Officer effective March 8, 2016. Mr. MacDonald has been the Company's President since January 1, 2016. Additionally, we completed the reorganization of our business structure on July 1, 2016, as part of our ongoing business transformation plan, which resulted in a number of additional leadership changes. Disruptions in the transition or reorganization could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our ability to attract and retain other key executives.
Competition for qualified leadership and technical personnel in the technology industry is intense, and we compete for leadership and technical personnel with other technology companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain, and motivate highly qualified leadership and technical personnel, and there can be no assurance that we are able to do so. Any difficulty in hiring or retaining needed personnel, or increased costs related thereto, could have a material adverse effect on our business, results of operations, and financial condition.
Real or perceived errors or failures in our software and systems could negatively impact our results of operations and growth prospects.
We depend upon the sustained and uninterrupted performance of numerous proprietary and third-party technologies to deliver our solution portfolio. If one or more of those technologies cannot scale to meet demand, or if there are errors in our execution of any feature or functionality using any such technologies, then our business may be harmed. Because our software is often complex, undetected errors and failures may occur, especially when new versions or updates are made. Despite testing by us, errors or bugs in our solutions may not be found until the software or service is in active use by us or our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our solutions, which could result in customer dissatisfaction and adversely impact the perceived utility of our solutions as well as our brand. Any of these real or perceived errors, failures, or bugs could result in negative publicity, reputational harm, loss of or delay in market acceptance of our solutions, loss of competitive position or claims by customers for losses sustained by them, all of which, along with the costs of responding to such effects, may have a material adverse effect on our business, results of operations, and financial condition.
Our systems may be subject to security breaches.
We transmit substantial amounts of confidential information, including personal information of consumers, over the internet. Our success depends on the confidence of OEMs, dealers, lenders, major credit reporting agencies and other data providers, and other users of (or participants in) our solutions in our ability to store, process, and transmit this confidential information securely (whether over the internet or otherwise), and to operate our computer systems and operations without significant disruption or failure. These computer systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of data. While security measures are in place, concerns over the security of third-party data that we store, process, and transmit, which may be heightened by any well-publicized compromise of security, may deter customers from using our solution portfolio and/or deter vendors from providing their solutions to us. Moreover, if our security measures are materially breached and unauthorized access is obtained to confidential information, our solutions may be perceived as not being secure and our customers may curtail or stop using our solutions and/or vendors may curtail or stop providing their solutions to us. Any failure of, or lack of confidence in, the security of our solutions could have a material adverse effect on our business, results of operations, and financial condition. Despite our focus on data security, we may not be able to stop unauthorized attempts to gain access to data that we store and process, or to stop disruptions in the transmission or provision of data and communications or other data by us. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the controls used by our solutions to protect data contained in our, our customers’ and/or our vendors’ databases and the information being stored, transferred, or processed. While warranties and liabilities are limited to data and system security in our customer and vendor contracts, they or other third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information of consumers. In addition, while effort has been expanded to have insurance to cover these losses, we may be required to expend significant capital and other resources to protect against security breaches, and/or to alleviate any problems caused by actual or threatened security breaches. Our security measures may not be sufficient to prevent security breaches, and any failure to prevent security breaches and/or to adequately alleviate any problems caused by security breaches could have a material adverse effect on our business, results of operations, and financial condition.
Our networks, systems, and infrastructure may be vulnerable to interruptions or failure.
From time to time, we have experienced, and may experience in the future, network or system slowdowns and interruptions. These network and system slowdowns and interruptions may interfere with our ability to do business. While the appropriate upgrades to various systems, shoring up backup processes and other measures to protect against data loss and system failures have been implemented and tested, there is still risk that we may lose critical data or experience network failures.
Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, transportation or other services facilities used by us or third parties with which we conduct business. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited, to natural disasters, war, civil unrest, economic or political developments, pandemics, and weather events.
Such network, system or infrastructure failures or disruptions may result in lost revenue opportunities for our customers, which could result in litigation against us or a loss of customers. Additionally, we have service level agreements with certain of our customers that may result in penalties or trigger cancellation rights in the event of a network or system slowdown or interruption. Any of these could have a material adverse effect on our business, results of operations, and financial condition.
Changes in regulations or consumer concerns regarding privacy and protection of consumer data, or any failure to comply with privacy and data protection obligations, could negatively impact our business, results of operations, and financial condition.
Federal laws and regulations governing privacy and security of consumer information generally apply to our customers and/or to us as a service provider. These include, but are not limited to, the federal Fair Credit Reporting Act, the GLB Act and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission (the “FCC”) telemarketing rules, and the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, and Red Flags Rule. Laws of foreign jurisdictions, such as the European Union’s ("EU") Data Protection Directive, and the country-specific regulations that implement that directive, similarly apply to our collection, processing, storage, use, and transmission of protected data.

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business. For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the "GDPR"), which will supersede the existing Data Protection Directive of 95/46/EC in 2018. The GDPR imposes more stringent operational requirements for entities processing personal information and greater penalties for noncompliance. We may need to make adjustments to our operations in Europe to comply with new requirements contained in the GDPR or to address client concerns related to the GDPR, and any such measure may result in costs and expenses, and any failure to meet the requirements of the GDPR may result in significant fines, penalties, or other liabilities. In the U.S., some state legislatures and regulatory agencies have imposed, and others may impose, greater restrictions on the disclosure of the data we collect, use or transmit than are already contained in federal laws such as the GLB Act and its implementing regulations or the FTC rules described above. Similarly, it is possible that in the future, U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU member states to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent.
The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.
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
In addition to the data privacy and security laws and regulations mentioned above, our business is also directly or indirectly governed by domestic and international laws and regulations relating to issues such as telecommunications, antitrust or competition, employment, vehicle registration, advertising, taxation, consumer protection, and accessibility. We must also comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the United Kingdom's ("U.K.") Anti-Bribery Act. The application of this framework of laws and regulations to our business is complex and, in many instances, is unclear or unsettled, which in turn increases our cost of doing business, may interfere with our ability to offer our solutions competitively in one or more jurisdictions and may expose us and our employees to potential fines, penalties or other enforcement actions. In some cases, our customers may seek to impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from our existing solutions or processes and may require engineering and other costly resources to accommodate.
Our failure to comply, or to provide solutions that allow our customers to comply, with any of the foregoing laws and regulations could have a material adverse effect on our business, results of operations, and financial condition.
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
Our business operations are vulnerable to damage or interruption from natural disasters, such as fires, floods and hurricanes, or from power outages, telecommunications failures, terrorist attacks, computer network service outages and disruptions, “denial of service” attacks, computer malware, break-ins, sabotage, and other similar events beyond our control. For example, the majority of our North American research and development activities, and the research and development and operations activities of our advertising business, are located near significant seismic faults in the Portland, Oregon and Seattle, Washington areas, respectively. The occurrence of any such event at any of our facilities or at any third-party facility utilized by us or our third-party providers could cause interruptions or delays in our business, loss of data, or could render us unable to provide our solution portfolio. In addition, any failure of a third-party to provide the data, products, services, or facilities required by us, as a result of human error, bankruptcy, natural disaster, or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any of these events could have a material adverse effect on our business, results of operations, and financial condition.
We utilize certain key technologies, data, and services from, and integrate certain of our solutions with, third parties and may be unable to replace those technologies, data, and services if they become obsolete, unavailable, or incompatible with our solutions.
We utilize certain key technologies and data from, and/or integrate certain of our solutions with, hardware, software, services, and data of third parties, including Chrome Systems, TrueCar, Microsoft, Google, Yahoo, EMC, Cisco Systems, Kyocera, Experian, Equifax, TransUnion and others. Some of these vendors are also our competitors in various respects. These third-party vendors could, in the future, seek to charge us cost-prohibitive fees for such use or integration or may design or utilize their solutions in a manner that makes it more difficult for us to continue to utilize their solutions, or integrate their technologies with our solutions, in the same manner or at all. Any significant interruption in the supply or maintenance of such third-party hardware, software, services, or data could negatively impact our ability to offer our solutions unless and until we replace the functionality provided by this third-party hardware, software, and/or data. In addition, we are dependent upon these third parties’ ability to enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. There can be no assurance that we would be able to replace the functionality or data provided by third-party vendors in the event that such technologies or data becomes obsolete or incompatible with future versions of our solutions or are otherwise not adequately maintained or updated. Any delay in or inability to replace any such functionality could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, delays in the release of new and upgraded versions of third-party software applications could have a material adverse effect on our business, results of operations, and financial condition.
We have customers in over 100 countries, where we are subject to country-specific risks that could negatively impact our business, results of operations, and financial condition.
During the fiscal year ended June 30, 2016, we generated 19% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the EU. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.
Our indebtedness could negatively impact our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
In connection with our spin-off from ADP, we entered into certain debt financing arrangements. We borrowed $250.0 million under a term loan facility that will mature on September 16, 2019; we entered into a $300.0 million revolving credit facility, which was undrawn as of June 30, 2016; and we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024. In fiscal 2016, we borrowed an additional $250.0 million under a term loan facility that will mature on December 14, 2020. Our indebtedness could have important consequences, including the following:

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
Our debt has an investment grade rating. If our initial rating is downgraded or if ratings agencies indicate that a downgrade may occur, our business, results of operations, and financial condition could be negatively impacted and perceptions of our financial strength could be damaged. Any of these outcomes could also negatively impact our relationships with our customers, increase our costs of borrowing, or otherwise have a material adverse effect on our business, results of operations, and financial condition.

Our revenue, operating results, and profitability vary from quarter to quarter, which may result in volatility in our stock price.
Our revenue, operating results, and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter, which may lead to volatility in our stock price. These variations are due to several factors, including:

•	our ability to timely and effectively implement our business transformation plan;

•	the timing, size, and nature of our customer revenues (particularly with respect to our advertising business) and any losses with respect thereto;

•	product and price competition regarding our products and services;

•	the timing of introduction and market acceptance of new products, services or product enhancements by us, or our competitors;

•	changes in our operating expenses;

•	foreign currency fluctuations;

•	the timing of acquisitions or divestitures of businesses, products, and services;

•	the seasonality of car sales;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.
If our long-lived assets and goodwill become impaired, we may be required to record a significant non-cash charge to earnings, which would negatively impact our results of operations.
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
Goodwill is not amortized, but is instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may impact our annual impairment test or constitute changes in circumstances indicating that the carrying value of our goodwill may not be recoverable include declines in our stock price, market capitalization, cash flow expectations, or slower growth rates in our industry. Estimates of future cash flows are based on the long-term financial outlook of our operations.
We will continue to monitor and evaluate the carrying value of our long-lived assets and goodwill. In the event we have to recognize an impairment, any such impairment charge could have a material adverse effect on our results of operations.
We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.
Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our team members and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products and services similar to ours or use trademarks similar to ours. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of some foreign countries in which we market our products and services afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, and we may not prevail. The failure to adequately protect our intellectual property and other proprietary rights, or manage costs associated with enforcing those rights, could have a material adverse effect on our business, results of operations, and financial condition.
Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, enter into royalty or licensing agreements, or develop or license substitute technology.
We have in the past and may in the future be subject to claims that our technologies in our products and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own technology could become subject to similar infringement claims. Although we believe that our products and services do not infringe any intellectual property or other proprietary rights, we cannot assure you that our products and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, obtain a license to continue to use the products and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, or at all, from the third party asserting any particular claim, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the products and services. In addition, we generally provide in our customer agreements for certain products and services that we will indemnify our customers against third-party infringement claims relating to technology that we provide to those customers, which could obligate us to pay damages if the products and services were ever found to be infringing. Infringement claims asserted against us, our vendors, or our customers could have a material adverse effect on our business, results of operations, and financial condition.
We have made strategic acquisitions and formed strategic alliances in the past and expect to do so in the future. If we are unable to find suitable acquisitions or alliance partners that strengthen our value proposition to customers or to achieve the expected benefits from such acquisitions or alliances, there could be a material adverse effect on our business, results of operations, and financial condition.
Since 2000, we have completed 33 acquisitions. These have ranged from acquisitions of small start-up companies that provide a discrete application to a handful of customers, to acquisitions of substantial companies with more mature solutions and a larger customer base, such as our acquisition of Kerridge in 2005, which facilitated our international expansion, and our acquisition of Cobalt in 2010, which is the foundation of our advertising business. As part of our ongoing business strategy to expand solutions offerings, acquire new technologies, and strengthen our value proposition to customers, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, and joint ventures. However, there may be significant competition for acquisition, alliance, and joint venture targets in our industry, or we may not be able to identify suitable candidates or negotiate attractive terms for such transactions in the future.
Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will provide attractive growth opportunities, such transactions are inherently risky. Significant risks from these transactions include risks relating to:

•	integration and restructuring costs, both one-time and ongoing;

•	developing and maintaining sufficient controls, policies, and procedures;

•	diversion of management’s attention from ongoing business operations;

•	establishing new informational, operational, and financial systems to meet the needs of our business;

•	losing key employees, customers, and vendors;

•	failing to achieve anticipated synergies, including with respect to complementary solutions; and

•	unanticipated or unknown liabilities.

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
We provide limited warranties to purchasers of our products and services. In addition, errors, defects or other performance problems in our products and services, including with respect to data that we store, process and provide in connection with our products and services, could result in financial or other damages to our customers or consumers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount; however, there can be no assurance that this coverage will continue to be available on acceptable terms, in sufficient amounts to cover one or more large claims or at all, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations and could have a material adverse effect on our business, results of operations, and financial condition. In addition, some of our products and services are business-critical for our customers, and a failure or inability to meet a customer’s expectations could seriously damage our reputation and negatively impact our ability to retain existing business or attract new business.
Because we recognize revenue from our subscription-based products and services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from sales of our subscription-based products and services ratably over the term of the subscription contract. As a result, the majority of our quarterly revenue is attributable to service contracts entered into during previous quarters. A decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenue in that quarter but will harm our revenue in future quarters. Consequently, the effect of significant downturns in sales and market acceptance of our subscription services in a particular quarter may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new subscription contracts, and from additional orders under existing subscription contracts, must be recognized over the applicable subscription term. In addition, delays or failures in deployment of our subscription services may prevent us from recognizing subscription revenue for indeterminate periods of time. Further, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our subscription contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results.
We may experience foreign currency gains and losses.
We conduct transactions and hold cash in currencies other than the U.S. dollar. Changes in the value of major foreign currencies, particularly the Canadian dollar, Euro, Pound Sterling, and Renminbi relative to the U.S. dollar, can significantly affect our assets, revenues, and operating results. Generally, our revenues are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Similarly, cash, other bank deposits, and other assets held in foreign currency are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens.

We may have exposure to unanticipated tax liabilities, which could harm our business, results of operations, financial condition, and prospects.
Our global business operations will subject us to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. The computation of the provision for income taxes and other tax liabilities is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment regarding the application of complicated rules governing accounting for tax provisions under GAAP. The provision for income taxes may require forecasts of effective tax rates for the year, which include assumptions and forward looking financial projections, including the expectations of profit and loss by jurisdiction. Various items cannot be accurately forecasted and future events may materially differ from our forecasts. Our provision for income tax could be materially impacted by a number of factors, including changes in the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and ability to indefinitely reinvest foreign earnings, changes in our ability to utilize foreign tax credits, changes to our transfer pricing practices, tax deductions associated with stock-based compensation, and changes in our need for deferred tax valuation allowances. For these reasons, our actual tax liabilities in a future period may be materially different than our income tax provision.
In addition, changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are intercompany transactions where the ultimate tax determination is uncertain.
In the event that changes in tax laws negatively impact our effective tax rates, our provision for taxes, or generate unanticipated tax liabilities, our business, results of operations, and financial condition could suffer a material adverse effect.
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
Risks Relating to Our Spin-Off from ADP
The spin-off could result in significant tax liability to ADP, and we could be required to indemnify ADP for such liability.
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

If the spin-off were determined not to qualify as a tax-free transaction under Section 355 of the Code, each U.S. holder generally would be treated as receiving a distribution taxable as a dividend in an amount equal to the fair market value of the shares of our common stock received by the holder. In addition, ADP generally would recognize gain with respect to the spin-off and certain related transactions, and we could be required to indemnify ADP for any resulting taxes and related expenses, which could be material, and have a material adverse affect on our results of operations and financial condition.
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
In connection with our spin-off from ADP, we and ADP incurred potentially significant indemnity obligations. If we are required to act on these indemnities to ADP, we may need to divert cash to meet those obligations, which could have a material adverse effect on our business, results of operations, and financial condition. In the case of ADP’s indemnity, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities or that ADP will be able to satisfy its indemnification obligations in the future.
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
In addition to the debt financing arrangements we entered into as part of the spin-off from ADP, we may need to incur additional debt or issue equity in order to fund working capital, capital expenditures and product development requirements, maintain debt capacity levels, repurchase shares of our common stock, or to make acquisitions and other investments. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have liquidation rights, preferences, and privileges senior to those of holders of our common stock. If we raise funds through the issuance of common equity, the issuance will dilute the ownership interests of our stockholders. We cannot assure our investors or potential investors that debt or equity financing will be available to us on acceptable terms, if at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business. It may also be more expensive for us to raise funds through the issuance of additional debt than the cost of raising funds or issuing debt for our business while we were part of ADP.
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
Our Board of Directors have declared, and we have paid, regular quarterly cash dividends on our common stock. The payment of such quarterly dividends and any other future dividends will be at the discretion of our Board of Directors. There can be no assurance that we will continue to pay dividends, as to what the amount of any future dividends will be, or that we will have sufficient surplus under Delaware law to be able to pay any future dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay future dividends, the price of our common stock must appreciate for you to receive a gain on your investment in us. This appreciation may not occur and our stock may in fact depreciate in value.
We have also indicated that we intend to return a significant portion of the free cash flow we expect to generate from our business transformation plan to our stockholders through, among other mechanisms, dividends and share repurchases. In December 2015, the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock. During the fiscal year ended June 30, 2016, we entered into two accelerated share repurchase transactions to repurchase $550.0 million of our common stock under this authorization resulting in a delivery during fiscal 2016 of 6.0% of our outstanding shares of common stock as of June 30, 2015. This authorization superseded and replaced the prior authorization by the Board of Directors which was approved on January 20, 2015 and had authorized us to repurchase up to 10.0 million shares of our common stock. We repurchased a total of approximately 1.2 million shares of our common stock under the prior authorization. There can be no assurance that we will be able to repurchase shares of our common stock at the times or in the amounts we currently anticipate due to market conditions, our cash and debt position, applicable laws and other factors, or that the results of the share repurchase program will be as beneficial as we currently anticipate.
The interests of significant stockholders may conflict with our interests or those of other stockholders, and their actions could disrupt our business and affect the market price and volatility of our securities.
As of June 30, 2016, three of our stockholders have made filings on Schedule 13D with the SEC indicating that they may take positions or make proposals with respect to, or with respect to potential changes in, among other things, our operations, management, management and employee incentives, our certificate of incorporation and bylaws, the composition of our Board of Directors, ownership, capital allocation policies, capital or corporate structure, dividend policy, potential acquisitions involving us or certain of our businesses or assets, strategy, and plans. The foregoing positions or proposals may not in all cases be aligned with the interests of our other stockholders. Significant stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions involve risks to our other stockholders.
Responding to actions by these, or other, significant stockholders can be costly, time-consuming, and disrupting to our operations and can divert the attention of management and our employees. Such activities could interfere with our ability to execute our business strategy, including our business transformation plan and the return of capital to our stockholders. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board of Directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease approximately 1.4 million square feet of real estate, consisting of office and other commercial facilities around the world. We own and maintain our global headquarters, totaling approximately 155,000 square feet, in Hoffman Estates, Illinois. We also own or lease approximately 34 locations in North America and 40 locations internationally. Continued execution of our business transformation plan will reduce our facility footprint. As of June 30, 2016, we have announced the intent to close 9 facilities by June 30, 2018.
We regularly add or reduce facilities as necessary to accommodate changes in our business operations. We believe that our facilities are adequate to meet our immediate needs, and that, if and when needed, we will be able to secure adequate additional space to accommodate future expansion.

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
Our common stock began trading "regular way" on the NASDAQ Global Select Market under the symbol "CDK" on October 1, 2014. As of June 30, 2016, there were 17,002 holders of record of our common stock. As of such date, approximately 152,897 additional holders held their common stock in "street name." The following table sets forth the reported high and low sales prices of the Company's common stock reported on the NASDAQ Global Select Market and the cash dividend per share of common stock declared during the fiscal quarters indicated.

	Price Per Share		Dividends
	High	Low	Per Share
Year ended June 30, 2016
First Quarter	$55.25	$40.52	$0.120
Second Quarter	$51.36	$45.02	$0.135
Third Quarter	$47.68	$39.67	$0.135
Fourth Quarter	$58.16	$45.12	$0.135

Year ended June 30, 2015
Second Quarter	$43.16	$25.00	$0.120
Third Quarter	$49.80	$38.83	$0.120
Fourth Quarter	$57.89	$44.69	$0.120
Dividends
We expect to continue to pay dividends on our common stock. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. There can be no assurance that we will continue to pay dividends or guarantee of the amounts of such dividends.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from October 1, 2014 to June 30, 2016 with the comparable cumulative return of the Standard & Poor's (S&P) 500 Index, the S&P MidCap 400 Index, and the NASDAQ Composite Index. The graph is not indicative of future performance of our common stock. This graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

	October 1, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
CDK Global, Inc.	$100.00	$131.90	$151.71	$175.51	$156.27	$154.95	$152.39	$182.09
S&P 500 Index	$100.00	$106.32	$107.34	$107.63	$100.73	$107.60	$109.01	$111.68
S&P MidCap 400 Index	$100.00	$107.84	$113.57	$112.36	$102.40	$105.26	$109.21	$113.56
NASDAQ Composite Index	$100.00	$107.46	$111.61	$113.90	$105.28	$114.31	$111.56	$111.31
The above graph assumes the following:

•	The investment of $100 at the close of business on October 1, 2014 in CDK common stock, the S&P 500 Index, the S&P MidCap 400 Index, and the NASDAQ Composite Index.

•	Reinvestment of dividends.

Issuer Purchases of Equity Securities
The following table presents a summary of common stock repurchases made during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (3)
April 1 - 30, 2016	2,556	$46.37	—	$750,000,000
May 1 - 31, 2016	207	$51.22	—	$750,000,000
June 1 - 30, 2016 (4)	5,294,554	$54.11	5,294,554	$450,000,000
Total	5,297,317	$54.11	5,294,554

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

(3) The dollar value of shares that may yet be purchased under our current repurchase authorization has been reduced by the $250.0 million accelerated share repurchase we entered into in December 2015 ("December 2015 ASR") and the $300.0 million accelerated share repurchase agreement we entered into in June 2016 ("June 2016 ASR" and together with the December 2015 ASR, the "ASRs").

(4) On June 15, 2016, we received approximately 1.0 million shares upon final settlement of the December 2015 ASR. In total for the December 2015 ASR, we acquired approximately 5.3 million shares. We entered into the June 2016 ASR agreement on June 13, 2016 to purchase $300.0 million of our common stock. On June 16, 2016, we received an initial delivery of approximately 4.3 million shares of our common stock.

Item 6. Selected Financial Data
Our spin-off from Automatic Data Processing, Inc. ("ADP") was completed on September 30, 2014. Selected financial data is presented on a combined basis for periods preceding the spin-off and on a consolidated basis for subsequent periods. The following table sets forth selected consolidated and combined financial data from our audited consolidated and combined financial statements as of June 30, 2016 and 2015 and for the years ended June 30, 2016, 2015, and 2014. The selected combined financial data as of and for the years ended June 30, 2013 and 2012 has been derived from combined financial statements which are not included in this Form 10-K.
Our combined financial statements for periods preceding the spin-off present the combined financial condition and results of operations of the Company, which was under common control and common management by ADP until September 30, 2014. Our combined financial data may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including many changes that have occurred in operations and capitalization of our Company as a result of our spin-off from ADP. The selected financial data presented below should be read in conjunction with our consolidated and combined financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K and Item 7 of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended June 30,
(In millions, except per share amounts)	2016	2015	2014	2013	2012
Income Statement Data
Revenues	$2,114.6	$2,063.5	$1,976.5	$1,839.4	$1,695.6
Earnings before income taxes	369.1	299.9	353.3	320.7	256.4
Provision for income taxes	122.3	113.6	117.4	115.0	91.3
Net earnings	246.8	186.3	235.9	205.7	165.1
Net earnings attributable to noncontrolling interest	7.5	7.9	8.0	6.3	5.0
Net earnings attributable to CDK/Dealer Services	239.3	178.4	227.9	199.4	160.1
Basic net earnings attributable to CDK/Dealer Services per share	$1.52	$1.11	$1.42	$1.24	$1.00
Diluted net earnings attributable to CDK/Dealer Services per share	$1.51	$1.10	$1.42	$1.24	$1.00
Weighted-average basic shares outstanding (1)	157.0	160.6	160.6	160.6	160.6
Weighted-average diluted shares outstanding (1)	158.0	161.6	160.6	160.6	160.6
Cash dividends declared per share	$0.525	$0.360	$—	$—	$—

Balance Sheet Data
Cash and cash equivalents	$219.1	$408.2	$402.8	$276.3	$223.1
Total current assets	738.7	885.2	918.2	783.6	686.5
Property, plant and equipment, net	118.6	100.0	82.6	68.4	64.0
Total assets	2,365.0	2,518.5	2,598.6	2,436.8	2,347.2
Total current liabilities	523.4	498.4	497.5	532.5	528.9
Long-term debt	1,190.3	971.1	—	—	—
Total liabilities	1,988.8	1,734.4	789.3	882.1	873.6
Total equity	376.2	784.1	1,809.3	1,554.7	1,473.6
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

The weighted-average common shares outstanding for the fiscal year ended June 30, 2016 ("fiscal 2016") reflect a reduction of 1.0 million shares that were inadvertently issued and distributed at the spin-off to ADP with respect to certain unvested ADP equity awards. For additional information on this matter, refer to Note 1, "Basis of Presentation" to our audited consolidated and combined financial statements under Item 8 of Part II of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated and combined financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere herein. See "Forward-Looking Statements" and “Risk Factors” included in Part I and Part I, Item 1A, respectively, in this Annual Report on Form 10-K.
(Tabular amounts in millions, except per share amounts)
Executive Overview
We are a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. Focused on evolving the automotive retail experience, we provide solutions to dealers in more than 100 countries around the world, covering more than 27,000 retail locations and most original equipment manufacturers ("OEMs"). We have over 40 years of history providing innovative solutions to automotive retailers and OEMs to better manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
Effective July 1, 2016, we executed a comprehensive plan to streamline our organization that will enable us to deliver an improved customer experience, create significant efficiencies, and better align us to implement our business transformation plan. The organizational changes included integrating product management, combining the Digital Marketing and Automotive Retail North America operations into a single organization, creating a single North America sales organization, and forming a global research and development organization. In connection with this reorganization, information that the Company's chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed resulting in a reassessment of operating segments. The Company's new operating segments, which are also our reportable segments, are comprised of (i) Retail Solutions North America, (ii) Advertising North America, and (iii) CDK International effective July 1, 2016. Retail Solutions North America and Advertising North America together comprise the CDK North America operating group. Refer to "Reportable Segments" under Item 1 - "Business" for additional information on the new reportable segments.
During fiscal 2016, we were organized into three reportable segments: Automotive Retail North America (“ARNA”), Automotive Retail International (“ARI”), and Digital Marketing (“DM”). A brief description of each of these three segments’ operations is provided below.
Automotive Retail North America
Through our ARNA segment, we provide technology-based solutions that help automotive retailers, OEMs, and other industry participants manage the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. Our solutions help our customers streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.
Automotive Retail International
Through our ARI segment, we provide technology-based solutions similar to those provided in our ARNA segment in approximately 100 countries outside of the United States ("U.S.") and Canada. The solutions provided to our customers within the ARI segment of our business help streamline operations for their businesses and enhance the financial performance of their operations within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Customers of our ARI segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.

Digital Marketing
Through our DM segment, we provide a suite of integrated digital marketing solutions for OEMs and automotive retailers, including websites and management of their digital advertising spend. These solutions provide a coordinated offering across multiple digital marketing channels to help achieve customer marketing and sales objectives and coordinate execution between OEMs and their retailer networks. Our solutions are currently provided in the U.S., Canada, Mexico, Australia, and New Zealand.
Business Transformation Plan
During the fiscal year ended June 30, 2015 ("fiscal 2015"), we initiated a three-year business transformation plan that is intended to increase operating efficiency and improve the cost structure within our global operations. The business transformation plan is expected to produce significant benefits in our long-term business performance. We have described below the key workstreams on which we monitor and evaluate performance under the business transformation plan.

Workstream	Description	EBITDA Savings Goal
MoveUp!	Migrate customers to latest software versions; engineer to reduce customizations	$15 - 20 million
Streamline implementation	Streamline installation and training process through improved technology, process, tools, and workflow	$25 - 30 million
Enhance customer service	Decrease resolution times through optimized case management and technology-enabled, intelligent, user-driven support	$10 - 15 million
Optimize sales and product offering	Adjust sales structure; reduce product complexity; expand bundling; optimize discount management; standardize pricing	$65 - 75 million
Simplify quote to cash	Reduce business complexity through integrated go-to-market model that leverages an automated contracting process, SKU rationalization, and streamlined invoicing	$25 - 30 million
Workforce efficiency and footprint	Increase efficiency through fewer layers and larger spans of control, geographic wage arbitrage, and reduced facility footprint	$55 - 60 million
Strategic sourcing	Disciplined vendor management and vendor consolidation	$15 - 20 million
Automotive Retail International	Comprehensive optimization across back office, R&D, implementation, and support	$10 - 15 million
Other		$20 million
Target		$250 - 275 million
When we announced our business transformation plan at the end of fiscal 2015, we communicated our intent to strengthen our financial profile and generate additional EBITDA of $250 to $275 million during a three-year period with a targeted adjusted EBITDA margin for the fiscal year ending June 30, 2018 ("fiscal 2018") of 35%. We expect to achieve a target adjusted EBITDA exit margin between 36-38% in the fourth quarter of fiscal 2018. In addition, we recently announced our goal to generate targeted adjusted EBITDA exit margin of 40% or above for the fiscal year ending June 30, 2019 ("fiscal 2019"). During fiscal 2016, we executed against this goal by expanding margin on consolidated net earnings attributable to CDK by 270 basis points to 11.3% and expanding consolidated adjusted EBITDA margin by 370 basis points to 26.6%. See "Results of Operations - Non-GAAP Measures" for a discussion regarding our use of non-GAAP measures and a reconciliation of our non-GAAP measures to the nearest GAAP measures.
Our fiscal 2018 and 2019 targets represent financial objectives distinct from forecasts of performance. Therefore, we have not provided reconciliations of our fiscal 2018 and 2019 adjusted EBITDA targets to the most directly comparable GAAP measure of net earnings attributable to CDK, because projecting potential adjustments to GAAP results for fiscal 2018 and 2019 targets is not feasible and could be misleading to users of this financial information. The EBITDA reconciliation disclosed under "Results of Operations - Non-GAAP Measures" is indicative of the reconciliations that will be prepared for the same fiscal 2018 and 2019 adjusted measures in the future.
We expect to incur expenses in connection with the execution of our business transformation plan of approximately $150.0 million through fiscal 2018 comprising of approximately $55.0 million of restructuring expenses and approximately $95.0 million of other business transformation expenses, which reflects a reallocation between restructuring and other business transformation expenses. The allocation change is based on progress to date and ongoing evaluation of the effort necessary to execute the business transformation plan. We continue to evaluate our estimate of expenses and the allocation of those expenses as we execute the business transformation plan, including increased expenses associated with our fiscal 2019 adjusted EBITDA target.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $20.2 million and $2.4 million of restructuring expenses for the fiscal 2016 and 2015, respectively. Since the inception of the business transformation plan, we have recognized cumulative restructuring expenses of $22.6 million. During fiscal 2016, our severance accrual increased as a result of an action to reduce our global workforce under the ongoing business transformation plan which occurred in the fourth quarter of fiscal 2016. In addition, we eliminated numerous open positions and reduced the use of external contractors. Restructuring expenses are presented separately on the consolidated and combined statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2016 and 2015. The following table summarizes the activity for the restructuring accrual for fiscal 2016:

	Employee-Related Costs	Contract Termination Costs	Total
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	17.7	2.9	20.6
Cash payments	(10.6)	(2.0)	(12.6)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	(0.1)	—	(0.1)
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Our business transformation plan includes a goal to reduce the number of North American facilities we occupy by 40%. In August 2016, we announced all of the North American facilities we intend to close through fiscal 2018. These efforts are expected to result in an increase in contract termination costs in future periods.
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, stock-based compensation expense, and other transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated and combined statements of operations. We recognized $39.7 million and $1.9 million of other business transformation expenses for fiscal 2016 and 2015, respectively. Since the inception of the business transformation plan, we have recognized cumulative other business transformation expenses of $41.6 million.
In December 2015, we announced our intent to return $1.0 billion to our stockholders in the form of dividends and share repurchases, and subsequently announced an acceleration of the completion of this return of capital plan by the end of calendar year 2016. Since we announced this intent in December 2015, we repurchased $550.0 million of our common stock under accelerated share repurchase transactions and paid dividends of $63.1 million. Execution of our business transformation plan will result in increased earnings, which will drive free cash flow (the amount of cash generated from operating activities less capital expenditures and capitalized software). We intend to continue to return free cash flow to our stockholders as our business transformation plan progresses.

Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenues by providing services to customers. In our ARNA and ARI segments (together, our “Automotive Retail segments”), we receive fees for software licenses, ongoing software support and maintenance of Dealer Management Systems (“DMSs”), and other integrated solutions that are either hosted or installed on-site at the customer’s location. We also receive revenues for installing on-site and hosted DMS solutions and for training and consulting with customers, in addition to monthly fees related to hosting DMS solutions in cases where customers outsource their information technology management activities to the Company. In our ARNA segment, we also receive revenues on a fee per transaction processed basis, where we provide automotive retailers, primarily in the U.S., solutions with third parties to process credit reports, vehicle registrations, data updates, and automotive equity mining. In our DM segment, revenues are primarily earned for advertising, search marketing, websites, and reputation management services delivered to automotive retailers and OEMs. We receive monthly recurring fees for services provided and we receive revenues for placement of automotive retail advertising. We also receive revenues for customization services and for training and consulting services.
Expenses. Expenses generally relate to the cost of providing the services to customers in the three business segments. In the Automotive Retail segments, significant expenses include employee payroll and other labor-related costs, the cost of hosting customer systems, third-party costs for transaction-based solutions and licensed software utilized in our solution offerings, computer hardware, software, telecommunications, transportation and distribution costs, and other general overhead items. In the DM segment, significant expenses include third-party content for website and other internet-based offerings such as advertising placements, employee payroll and other labor-related costs, the cost of hosting customer websites, computer hardware, software, and other general overhead items. We also have some company-wide expenses attributable to management compensation and corporate overhead.
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

•
Changing market trends, including changes in the automotive marketplace, both in North America and internationally, could have a material impact on our business. From time to time, the economic trends of a region could have an impact on the volume of automobiles sold at retail within one or more of the geographic markets in which we operate. To some extent, our business is impacted by these trends, either directly through a shift in the number of transactions processed by customers of our transactional business, or indirectly through changes in our customers’ spending habits based on their own changes in profitability.

•
Our presence in multiple markets internationally could pose challenges that would impact our business or results of operations. We currently operate in over 100 countries and derive a significant amount of our overall revenues from markets outside of North America. The geographic breadth of our presence exposes us to potential economic, social, regulatory, and political shifts.

•
Our ability to bring new solutions to market, research and develop, or acquire the data and technology that enables those solutions is important to our continued success. During fiscal 2016, 2015, and 2014, we incurred $161.0 million, $170.1 million, and $165.7 million, respectively, of expenses to research, develop, and deploy new and enhanced solutions for our customers. In addition, our strategy includes the selective pursuit of acquisitions that support or complement our existing technology and solution set. An inability to invest in the continued development of new solutions for the automotive marketplace, or an inability to acquire new technology or solutions due to a lack of liquidity or resources, could impair our strategic position.

•
Along with our development and acquisition expenditures, our success depends on our ability to maintain the security of our data and intellectual property, as well as our customers’ data. Although we maintain a clear focus on data and system security, and we incur significant costs securing our infrastructure annually in support of that focus, we may experience interruptions of service or potential security issues that may be beyond our control.

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
Size and influence of ADP. We generally benefited from the size of ADP in negotiating many of our overhead costs and were able to leverage the ADP business as a whole in obtaining favorable pricing. ADP is a larger company than we are and, as such, is capable of negotiating large volume discounts. As a stand-alone company, we have sought discounts, but our discounts may be less favorable because of lower volumes.
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
On December 14, 2015, we borrowed an additional $250.0 million under a term loan facility that matures on December 14, 2020 (our "2020 term loan facility" and, together with our 2019 term loan facility, our "term loan facilities"). Borrowings under the 2020 term loan facility were used for general corporate purposes, which included the repurchase of shares of our common stock as part of a new return of capital plan and pursuant to an accelerated share repurchase.
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
We evaluate our businesses periodically in order to improve efficiencies in our operations and focus on the more profitable lines of business. On May 21, 2015, we sold our internet sales leads business, which was comprised of Dealix Corporation and Autotegrity, Inc., and operated in the ARNA segment, to a third party. We recognized a loss on the sale of this business of $0.8 million in selling, general and administrative expenses on the consolidated and combined statement of operations for fiscal 2015. The results of operations of the internet sales leads business were not included in our consolidated statements of operations subsequent to the disposal date.
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
As a result of the change in our operating segments effective July 1, 2016, we are evaluating our key performance measures. To the extent these measures change, we will revise prior period key performance measures in future filings.
Results of Operations
Non-GAAP Measures
Throughout the succeeding results of operations discussions, we disclose certain adjusted results. We use certain adjusted results to evaluate our operating performance. In addition, we use adjusted EBITDA, among other measures, as an input to determine incentive-based compensation. Our non-GAAP adjustments principally relate to expenses and benefits that impact comparability of the underlying GAAP measures. We believe our non-GAAP measures provide relevant and useful information for users of the financial statements because they provide insight into our ongoing operating results.
In order to present fiscal 2016 results on a comparable basis to fiscal 2015 and to present fiscal 2015 results on a comparable basis to fiscal 2014, we have made adjustments to the comparable prior period to reflect incremental additional costs incurred during post spin-off periods as if those costs had been incurred during the comparable period. Such costs relate to stand-alone public company costs, incremental additional stock-based compensation expense, and interest expense on indebtedness incurred as a result of the spin-off. In addition, trademark royalty expense allocated by ADP has similarly adjusted to present the periods on the same basis.
We also review certain non-GAAP measures, namely adjusted revenues and adjusted earnings before income taxes, on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollar using the average monthly exchange rates for the comparable prior period. As a result, constant currency results neutralize the effects of foreign currency.
Because non-GAAP measures are not measures of performance that are calculated in accordance with GAAP, they should not be considered in isolation from, or as a substitute for, other metrics that are calculated in accordance with GAAP.
Segment Reporting
During fiscal 2016, we began to report segment revenues and earnings before income taxes using actual foreign exchange rates. Previously, our revenues and earnings before income taxes for each segment were adjusted to reflect budgeted foreign exchange rates, which resulted in a reconciling item for foreign exchange so as to present segment results on a consistent basis without the impact of fluctuations in foreign currency exchange rates. Segment information for fiscal 2015 and 2014 has been updated to conform to the new presentation and the effect of foreign exchange now resides within reportable segment revenues and earnings before income taxes.
As discussed in "Reportable Segments" under Item 1 - "Business," our operating segments changed effective July 1, 2016. Our new operating segments comprise of Retail Solutions North America, Advertising North America, and CDK International. We will revise prior period segment data to conform to the new segment reporting structure in future filings.
Fiscal 2016 Compared to Fiscal 2015
The following is a discussion of the results of our consolidated and combined results of operations for fiscal 2016 and 2015, respectively. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated and combined statements of operations for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2016	2015	$	%
Revenues	$2,114.6	$2,063.5	$51.1	2%
Costs of revenues	1,243.4	1,273.2	(29.8)	(2)%
Selling, general and administrative expenses	448.5	431.1	17.4	4%
Restructuring expenses	20.2	2.4	17.8	n/m
Separation costs	—	34.6	(34.6)	(100)%
Total expenses	1,712.1	1,741.3	(29.2)	(2)%
Operating earnings	402.5	322.2	80.3	25%
Interest expense	(40.2)	(28.8)	(11.4)	(40)%
Other income, net	6.8	6.5	0.3	5%
Earnings before income taxes	369.1	299.9	69.2	23%
Margin %	17.5%	14.5%
Provision for income taxes	(122.3)	(113.6)	(8.7)	(8)%
Effective tax rate	33.1%	37.9%
Net earnings	246.8	186.3	60.5	32%
Less: net earnings attributable to noncontrolling interest	7.5	7.9	(0.4)	(5)%
Net earnings attributable to CDK	$239.3	$178.4	$60.9	34%
Revenues. Revenues for fiscal 2016 increased $51.1 million as compared to fiscal 2015. The DM segment contributed $35.3 million and the ARNA segment contributed $21.4 million, partially offset by a decrease in revenues in the ARI segment of $5.6 million. See the discussion below for drivers of each segment's revenue growth. The impact of foreign exchange rates on revenues was a decrease of $39.1 million. The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Canadian dollar, the Euro, the Pound Sterling, and the South African Rand.
Cost of Revenues. Cost of revenues for fiscal 2016 decreased $29.8 million as compared to fiscal 2015. The impact of foreign exchange rates on cost of revenues was a decrease of $20.7 million. In addition, cost of revenues was impacted by $15.6 million of accelerated amortization recognized in the DM segment for the Cobalt trademark during fiscal 2015, lower expenses as a result of the sale of the internet sales leads business, and lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. The favorable effects of these items were offset by increased direct operating expenses as a function of new products, revenue growth, and the acquisition of AVRS, other business transformation costs, an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, and increased costs associated with the migration of hosting facilities that support the ARNA segment. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $161.0 million and $170.1 million for fiscal 2016 and 2015, respectively, representing 7.6% and 8.2% of revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2016 increased $17.4 million as compared to fiscal 2015. The impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $8.6 million. Selling, general and administrative expenses increased as a result of costs incurred related to the formation of corporate departments as a stand-alone public company, other business transformation costs, an accrual for estimated cash payments and increased stock-based compensation expense of $8.8 million in connection with Mr. Anenen's Transition and Release Agreement (hereinafter referred to as the "CEO transition"), an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, and a reduction of our accounts receivable allowances in the ARNA and DM segments in fiscal 2015 due to a change in estimate. These increases were partially offset by trademark royalty expense charged by ADP prior to the spin-off, lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, a vendor-related contractual obligation in the ARNA segment established during fiscal 2015 and extinguished during the first quarter of fiscal 2016, lower expenses as a result of the sale of the internet sales leads business, and prior year non-recurring severance accruals in the ARNA and ARI segments.
Restructuring Expenses. Restructuring expenses for fiscal 2016 increased $17.8 million and relates to the business transformation plan we initiated in the fourth quarter of fiscal 2015. Fiscal 2016 restructuring expenses represent a full year of expenses since we announced the business transformation plan.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs for fiscal 2015 were $34.6 million; there were no comparable costs incurred for fiscal 2016.
Interest Expense. Interest expense for fiscal 2016 increased $11.4 million as compared to fiscal 2015 due to the timing of borrowings under our term loan facilities and senior notes, an increase in interest rates on our term loan facilities, and amortization of deferred financing costs.
Other Income, Net. Other income, net for fiscal 2016 increased by $0.3 million as compared to fiscal 2015.
Provision for Income Taxes. The effective tax rate for fiscal 2016 was 33.1% as compared to 37.9% for fiscal 2015. The effective tax rate for fiscal 2016 was favorably impacted by a tax benefit related to the domestic production activities deduction, a non-taxable indemnification gain recorded in other income, and a tax benefit associated with pre spin-off tax refunds, partially offset by tax expense associated with the repatriation of foreign earnings and a valuation allowance adjustment. The effective tax rate for fiscal 2015 was unfavorably impacted by certain separation costs that were not tax deductible and $4.6 million of tax expense associated with the tax law change for bonus depreciation, offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2016 increased $60.9 million as compared to fiscal 2015. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.

Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency adjusted revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Years Ended June 30,		Change
	2016	2015	$	%
Revenues	$2,114.6	$2,063.5	$51.1	2%
Internet sales leads revenues (1)	—	(46.2)	46.2
Adjusted revenues	$2,114.6	$2,017.3	$97.3	5%
Impact of exchange rates	39.1	—	39.1
Constant currency adjusted revenues	$2,153.7	$2,017.3	$136.4	7%

Earnings before income taxes	$369.1	$299.9	$69.2	23%
Margin %	17.5%	14.5%
Separation costs (2)	—	34.6	(34.6)
Accelerated trademark amortization (3)	—	15.6	(15.6)
Stand-alone public company costs (4)	—	(16.8)	16.8
Trademark royalty fee (5)	—	5.7	(5.7)
Stock-based compensation (4)	—	(0.4)	0.4
Interest expense (4)	—	(8.2)	8.2
Restructuring expenses (6)	20.2	2.4	17.8
Other business transformation expenses (6)	39.7	1.9	37.8
Tax matters indemnification (gain)/loss, net (7)	(2.6)	1.1	(3.7)
Internet sales leads earnings (1)	—	(2.5)	2.5
Adjusted earnings before income taxes	$426.4	$333.3	$93.1	28%
Adjusted margin %	20.2%	16.5%
Impact of exchange rates	10.2	—	10.2
Constant currency adjusted earnings before income taxes	$436.6	$333.3	$103.3	31%

Provision for income taxes	$122.3	$113.6	$8.7	8%
Effective tax rate	33.1%	37.9%
Income tax effect of pre-tax adjustments (8)	21.6	6.4	15.2
Income tax expense due to bonus depreciation law change (9)	—	(4.6)	4.6
Pre spin-off filed tax return adjustment (10)	0.4	(0.5)	0.9
Adjusted provision for income taxes	$144.3	$114.9	$29.4	26%
Adjusted effective tax rate	33.8%	34.5%

	Years Ended June 30,		Change
	2016	2015	$	%
Net earnings attributable to CDK	$239.3	$178.4	$60.9	34%
Separation costs (2)	—	34.6	(34.6)
Accelerated trademark amortization (3)	—	15.6	(15.6)
Stand-alone public company costs (4)	—	(16.8)	16.8
Trademark royalty fee (5)	—	5.7	(5.7)
Stock-based compensation (4)	—	(0.4)	0.4
Interest expense (4)	—	(8.2)	8.2
Restructuring expenses (6)	20.2	2.4	17.8
Other business transformation expenses (6)	39.7	1.9	37.8
Tax matters indemnification (gain)/loss, net (7)	(2.6)	1.1	(3.7)
Internet sales leads earnings (1)	—	(2.5)	2.5
Income tax effect of pre-tax adjustments (8)	(21.6)	(6.4)	(15.2)
Income tax expense due to bonus depreciation law change (9)	—	4.6	(4.6)
Pre spin-off filed tax return adjustment (10)	(0.4)	0.5	(0.9)
Adjusted net earnings attributable to CDK	$274.6	$210.5	$64.1	30%

Net earnings attributable to CDK per common share:
Basic	$1.52	$1.11		37%
Diluted	$1.51	$1.10		37%

Adjusted net earnings attributable to CDK per common share:
Basic	$1.75	$1.31		34%
Diluted	$1.74	$1.30		34%

Weighted-average common shares outstanding:
Basic (11)	157.0	160.6
Diluted (11)	158.0	161.6
(1) Elimination of revenues and earnings before income taxes related to the internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015. Earnings before income taxes related to the internet sales leads business includes the loss recognized on the sale of $0.8 million in fiscal 2015.
(2) Incremental costs incurred in fiscal 2015 that were directly attributable to our spin-off from ADP.
(3) Accelerated amortization recognized in the second quarter of fiscal 2015 in the DM segment for the Cobalt trademark related to the change in useful life.
(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company, incremental stock-based compensation expenses incurred for staff additions to build out corporate functions and director compensation costs, and interest expense related to indebtedness incurred with the spin-off. These costs were incurred in fiscal 2016 and have been reflected as adjustments in fiscal 2015 to present these periods on a comparable basis.
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during fiscal 2015 prior to our spin-off from ADP, as there was no comparable royalty after the spin-off.
(6) Restructuring expense recognized in connection with our business transformation plan in fiscal 2016 and 2015. Other business transformation expenses are included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan in fiscal 2016 and 2015.

(7) Net (gain)/loss recorded within other income, net associated with an indemnification receivable from ADP or liability to ADP for pre spin-off tax periods in accordance with the tax matters agreement.
(8) Income tax effect of pre-tax adjustments, including separation costs, which were partially tax deductible in fiscal 2015, and the tax effect of the internet sales leads business.
(9) Adjustment recognized in the second quarter of fiscal 2015 to deferred taxes related to the bonus depreciation to which ADP is entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with our business for tax periods prior to our spin-off from ADP.
(10) Net income tax benefit to adjust the liability for pre spin-off tax returns related to the gain in fiscal 2016. Net income tax expense recognized as a result of filing the pre spin-off tax returns related to the loss in fiscal 2015.
(11) The weighted-average common shares outstanding for fiscal 2016 reflect a reduction of 1.0 million shares that were inadvertently issued and distributed at the spin-off to ADP with respect to certain unvested ADP equity awards. For additional information on this matter, refer to Note 1, "Basis of Presentation" to our audited consolidated and combined financial statements under Item 8 of Part II of this Annual Report on Form 10-K.
Adjusted Revenues. Adjusted revenues for fiscal 2016 increased $97.3 million as compared to fiscal 2015. Adjusted revenues were unfavorably impacted by the same currencies discussed above in revenues, which contributed an increase of $39.1 million, or 2 percentage points. Adjusted revenues were favorably impacted by increased revenues in the underlying operations of all of our segments, excluding the effect of revenues related to the internet sales leads business and including the effect of revenues contributed by the acquisition of AVRS. Acquisitions contributed 1 percentage point of adjusted revenue growth.
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for fiscal 2016 increased $93.1 million as compared to fiscal 2015. Adjusted margin increased from 16.5% to 20.2%. The impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $10.2 million. Adjusted earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, a vendor-related contractual obligation in the ARNA segment established during fiscal 2015 and extinguished during the first quarter of fiscal 2016, and prior year non-recurring severance accruals in the ARNA and ARI segments. The favorable effects of these items were partially offset by an accrual for estimated cash payments and increased stock-based compensation expense of $8.8 million in connection with the CEO transition, an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, increased costs associated with the migration of hosting facilities that support the ARNA segment, increased interest expense, and a reduction of our accounts receivable allowances in the ARNA and DM segments in fiscal 2015 due to a change in estimate.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for fiscal 2016 was 33.8% as compared to 34.5% for fiscal 2015. The effective tax rate for fiscal 2016 was favorably impacted by a tax benefit related to the domestic production activities deduction, partially offset by tax expense associated with the repatriation of foreign earnings and a valuation allowance adjustment. The adjusted effective tax rate for fiscal 2015 was favorably impacted by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2016 increased $64.1 million as compared to fiscal 2015. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Years Ended June 30,		Change
	2016	2015	$	%
Net earnings attributable to CDK	$239.3	$178.4	$60.9	34%
Margin %	11.3%	8.6%
Net earnings attributable to noncontrolling interest (1)	7.5	7.9	(0.4)
Provision for income taxes (2)	122.3	113.6	8.7
Interest expense (3)	40.2	28.8	11.4
Depreciation and amortization (4)	64.0	76.5	(12.5)
Separation costs (5)	—	34.6	(34.6)
Stand-alone public company costs (6)	—	(16.8)	16.8
Trademark royalty fee (7)	—	5.7	(5.7)
Total stock-based compensation (8)	36.4	30.4	6.0
Restructuring expenses (9)	20.2	2.4	17.8
Other business transformation expenses (9)	34.8	1.9	32.9
Tax matters indemnification (gain)/loss, net (10)	(2.6)	1.1	(3.7)
Internet sales leads earnings (11)	—	(2.5)	2.5
Adjusted EBITDA	$562.1	$462.0	$100.1	22%
Adjusted margin %	26.6%	22.9%
(1) Net earnings attributable to noncontrolling interest included within the financial statements for the periods presented.
(2) Provision for income taxes included within the financial statements for the periods presented.
(3) Interest expense included within the financial statements for the periods presented.
(4) Depreciation and amortization included within the financial statements for the periods presented, including the accelerated amortization attributable to the Cobalt trademark recognized during the second quarter of fiscal 2015.
(5) Incremental costs incurred in fiscal 2015 that were directly attributable to our spin-off from ADP.
(6) Incremental costs associated with the formation of corporate departments as a stand-alone public company. These costs were incurred in fiscal 2016 and have been reflected as adjustments in fiscal 2015 to present all periods on a comparable basis.
(7) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during fiscal 2015 prior to our spin-off from ADP, as there was no comparable royalty after the spin-off.
(8) Total stock-based compensation expense recognized for the periods presented, of which $3.5 million relates to incremental expense in connection with the CEO Transition.
(9) Restructuring expense recognized in connection with our business transformation plan in fiscal 2016 and 2015. Other business transformation expenses are included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan in fiscal 2016 and 2015. Other business transformation expenses exclude $4.9 million of accelerated depreciation expense and stock-based compensation expense for fiscal 2016 for purposes of calculating adjusted EBITDA.
(10) Net (gain)/loss recorded within other income, net associated with an indemnification receivable from ADP or liability to ADP for pre spin-off tax periods in accordance with the tax matters agreement.
(11) Elimination of earnings before income taxes related to the internet sales leads business. Earnings before income taxes related to the internet sales leads business includes the loss recognized on the sale of $0.8 million in fiscal 2015.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2016 increased $100.1 million as compared to fiscal 2015. Adjusted margin increased from 22.9% to 26.6%. Adjusted EBITDA was favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, a vendor-related obligation in the ARNA segment established during fiscal 2015 and extinguished in the first quarter of fiscal 2016, and prior year non-recurring severance accruals in the ARNA and ARI segments. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the ARNA segment, an increase in employee-related costs, primarily related to incentive compensation for the ARNA segment, an accrual for estimated cash payments of $5.3 million in connection with the CEO transition, a reduction of our accounts receivable allowances in the ARNA and DM segments in fiscal 2015 due to a change in estimate, and fluctuations in foreign currency exchange rates.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for fiscal 2016 and 2015. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Automotive Retail North America Segment
The table below presents the reconciliation of revenues to constant currency adjusted revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the ARNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2016	2015	$	%
Revenues	$1,352.8	$1,331.4	$21.4	2%
Internet sales leads revenues	—	(46.2)	46.2
Adjusted revenues	$1,352.8	$1,285.2	$67.6	5%
Impact of exchange rates	11.9	—	11.9
Constant currency adjusted revenues	$1,364.7	$1,285.2	$79.5	6%

Earnings before income taxes	$450.4	$386.1	$64.3	17%
Margin %	33.3%	29.0%
Stand-alone public company costs	—	(2.1)	2.1
Internet sales leads earnings	—	(2.5)	2.5
Adjusted earnings before income taxes	$450.4	$381.5	$68.9	18%
Adjusted margin %	33.3%	29.7%
Impact of exchange rates	4.6	—	4.6
Constant currency adjusted earnings before income taxes	$455.0	$381.5	$73.5	19%
Revenues. ARNA revenues for fiscal 2016 increased $21.4 million as compared to fiscal 2015. ARNA revenues were unfavorably impacted by the strength of the U.S. dollar against the Canadian dollar on a constant currency basis, which contributed to a decrease of $11.9 million, or approximately 1 percentage point. In addition, ARNA revenues were unfavorably impacted by the internet sales leads business, which was sold on May 21, 2015, and contributed $46.2 million in revenues during fiscal 2015. The internet sales leads business contributed to a decrease in revenues of approximately 3 percentage points.
Favorable contributions to revenue growth included the following: DMS customer site count as of June 30, 2016 was 14,533 sites compared to 14,219 sites as of June 30, 2015, an increase of approximately 2%. In addition, we experienced 5% growth in average revenue per DMS customer site, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $64.4 million of revenue growth, or approximately 5 percentage points. Transaction-related revenues due to vehicle registrations, which include the effect of revenues contributed by the AVRS acquisition, contributed $23.6 million of revenue growth, or 2 percentage points. Other revenue items such as hardware sales, consulting, and data aggregation services contributed a decrease in revenues of $8.5 million, or approximately 1 percentage point.
Acquisitions contributed approximately 2 percentage points of adjusted ARNA revenue growth.

Earnings before Income Taxes. ARNA earnings before income taxes for fiscal 2016 increased $64.3 million as compared to fiscal 2015. Margin increased from 29.0% to 33.3%. The impact of foreign exchange rates on ARNA earnings before income taxes was a decrease of $4.6 million, or approximately 1 percentage point. The effect of the internet sales leads business and stand-alone public company costs on earnings before income taxes contributed to a decrease of approximately 1 percentage point.
ARNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth as discussed above and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, a vendor-related contractual obligation established during fiscal 2015 and extinguished in the first quarter of fiscal 2016, a prior year non-recurring severance accrual, and the sale of the internet sales leads business, which was a lower margin business. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities, an increase in employee-related costs, primarily related to incentive compensation, a reduction of our accounts receivable allowances in fiscal 2015 as a result of a change in estimate, and stand-alone public company costs.
Automotive Retail International Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency earnings before income taxes for the ARI segment.

	Years Ended June 30,		Change
	2016	2015	$	%
Revenue	$313.6	$319.2	$(5.6)	(2)%
Impact of exchange rates	25.9	—	25.9
Constant currency revenues	$339.5	$319.2	$20.3	6%

Earnings before income taxes	$61.1	$47.3	$13.8	29%
Margin %	19.5%	14.8%
Impact of exchange rates	4.8	—	4.8
Constant currency earnings before income taxes	$65.9	$47.3	$18.6	39%
Revenues. ARI revenues for fiscal 2016 decreased $5.6 million as compared to fiscal 2015. ARI revenues were impacted by the strength of the U.S. dollar against the Euro, the Pound Sterling, and the South African Rand, which contributed to a decrease of $25.9 million, or 8 percentage points. ARI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.
Earnings before Income Taxes. ARI earnings before income taxes for fiscal 2016 increased $13.8 million as compared to fiscal 2015. Margin increased from 14.8% to 19.5%. The impact of foreign exchange rates on ARI earnings before income taxes was a decrease of $4.8 million, or 10 percentage points. ARI earnings before income taxes were favorably impacted by operating efficiencies, which resulted from increased average revenue per customer, benefits obtained from ongoing initiatives under our business transformation plan, and reductions to earnings before income taxes recorded in the fourth quarter of fiscal 2015 primarily related to severance and other accruals.

Digital Marketing Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the DM segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2016	2015	$	%
Revenues	$448.2	$412.9	$35.3	9%
Impact of exchange rates	1.3	—	1.3
Constant currency revenues	$449.5	$412.9	$36.6	9%

Earnings before income taxes	$58.4	$24.5	$33.9	138%
Margin %	13.0%	5.9%
Accelerated trademark amortization	—	15.6	(15.6)
Adjusted earnings before income taxes	$58.4	$40.1	$18.3	46%
Adjusted margin %	13.0%	9.7%
Impact of exchange rates	0.9	—	0.9
Constant currency adjusted earnings before income taxes	$59.3	$40.1	$19.2	48%
Revenues. DM revenues for fiscal 2016 increased $35.3 million as compared to fiscal 2015. The impact of foreign exchange rates on DM revenues was a decrease of $1.3 million. The overall increase in revenues was due to an increase in average monthly revenue per website of 12%, which contributed $32.5 million, or 8 percentage points, of revenue growth and was attributable to increased advertising per website. OEM advertising revenues increased 27%, which contributed $30.2 million, or 7 percentage points, of revenue growth. Our website count decreased by 6% as a result of changes to certain OEM programs, resulting in a decrease in revenues of $28.9 million, or 7 percentage points.
Earnings before Income Taxes. DM earnings before income taxes for fiscal 2016 increased $33.9 million as compared to fiscal 2015. Margin increased from 5.9% to 13.0%. The impact of foreign exchange rates on DM earnings before income taxes was a decrease of $0.9 million, or 2 percentage points. The effect of the accelerated trademark amortization during fiscal 2015 contributed a significant increase in earnings before taxes. DM earnings before income taxes were also favorably impacted by growth in revenues, including higher margin advertising revenues, and operating efficiencies from lower expenses as a result of headcount scale, geographic labor mix, and labor-related costs and benefits obtained from ongoing initiatives under our business transformation plan. The favorable effects of these items were partially offset by a reduction of our accounts receivable allowances in fiscal 2015 as a result of a change in estimate.

Other Segment
The table below presents the reconciliation of loss before income taxes to constant currency adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2016	2015	$	%
Loss before income taxes	$(200.8)	$(158.0)	$(42.8)	(27)%
Separation costs	—	34.6	(34.6)
Stand-alone public company costs	—	(14.7)	14.7
Trademark royalty fee	—	5.7	(5.7)
Stock-based compensation	—	(0.4)	0.4
Interest expense	—	(8.2)	8.2
Restructuring expenses	20.2	2.4	17.8
Other business transformation expenses	39.7	1.9	37.8
Tax matters indemnification (gain)/loss	(2.6)	1.1	(3.7)
Adjusted loss before income taxes	$(143.5)	$(135.6)	$(7.9)	(6)%
Impact of exchange rates	(0.1)	—	(0.1)
Constant currency adjusted loss before income taxes	$(143.6)	$(135.6)	$(8.0)	(6)%
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
Loss before Income Taxes. The Other loss before income taxes for fiscal 2016 increased by $42.8 million as compared to fiscal 2015. The Other loss before income taxes was favorably impacted by separation costs incurred, the trademark royalty fee charged by ADP prior to the spin-off, and net tax matters indemnification gain recognized in fiscal 2016 and the loss recognized in fiscal 2015. The favorable effects of these items were partially offset by increased stand-alone public company costs, expenses associated with our business transformation plan, and increased interest expense associated with indebtedness incurred in connection with the spin-off. Excluding the effects of these items, which have been adjusted in the table above, the Other loss before income taxes was unfavorably impacted by an accrual for estimated cash payments and increased stock-based compensation expense of $8.8 million in connection with the CEO transition and increased interest expense related to our 2020 term loan facility and an increase in interest rates on our term loan facilities, partially offset by the realization of a gain on foreign currency denominated transactions with our shared services facility in India.

Fiscal 2015 Compared to Fiscal 2014
The following is a discussion of the results of our consolidated and combined results of operations for fiscal 2015 and 2014. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated and combined statements of operations data for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenues	$2,063.5	$1,976.5	$87.0	4%
Costs of revenues	1,273.2	1,204.5	68.7	6%
Selling, general and administrative expenses	431.1	411.8	19.3	5%
Restructuring expenses	2.4	—	2.4	100%
Separation costs	34.6	9.3	25.3	n/m
Total expenses	1,741.3	1,625.6	115.7	7%
Operating earnings	322.2	350.9	(28.7)	(8)%
Interest expense	(28.8)	(1.0)	(27.8)	n/m
Other income, net	6.5	3.4	3.1	91%
Earnings before income taxes	299.9	353.3	(53.4)	(15)%
Margin %	14.5%	17.9%
Provision for income taxes	(113.6)	(117.4)	3.8	3%
Effective tax rate	37.9%	33.2%
Net earnings	186.3	235.9	(49.6)	(21)%
Less: net earnings attributable to noncontrolling interest	7.9	8.0	(0.1)	(1)%
Net earnings attributable to CDK	$178.4	$227.9	$(49.5)	(22)%
Revenues. Revenues for fiscal 2015 increased $87.0 million as compared to fiscal 2014. The ARNA segment contributed $63.6 million and the DM segment contributed $39.7 million of revenue growth, partially offset by a decrease in revenues in the ARI segment of $16.3 million. The impact of foreign exchange rates on revenues was a decrease of $31.9 million. The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Euro, the Canadian dollar, the Pound Sterling, and the Danish Krone.
Cost of Revenues. Cost of revenues for fiscal 2015 increased $68.7 million as compared to fiscal 2014. The impact of foreign exchange rates on cost of revenues was a decrease of $17.6 million. The increase in cost of revenues was primarily due to $15.6 million of accelerated amortization recognized in the DM segment for the Cobalt trademark related to the change in useful life, increased costs for advertising placement to support growth in DM revenues, and increased costs associated with the migration of hosting facilities that support the ARNA segment. Cost of revenues included expenses to research, develop, and deploy new and enhanced solutions for our customers of $170.1 million and $165.7 million for fiscal 2015 and 2014, respectively, representing 8.2% and 8.4% of revenues in fiscal 2015 and 2014, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2015 increased $19.3 million as compared to fiscal 2014. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $8.1 million. Selling, general and administrative expenses were impacted by costs incurred related to the formation of corporate departments as a stand-alone public company, increased stock-based compensation expense, higher sales force expenses incurred to drive deeper penetration in our DM customer base, and the effects of a favorable acquisition-related adjustment of $5.6 million and a favorable legal settlement both in the ARNA segment in fiscal 2014, partially offset by the trademark royalty fee charged by ADP in fiscal 2014 and a reduction of our accounts receivable allowances as a result of a change in estimate in fiscal 2015.
Restructuring Expenses. Restructuring expenses represent employee-related costs incurred in connection with the business transformation plan we initiated in fiscal 2015. Restructuring expenses for fiscal 2015 were $2.4 million; there was no comparable transformation plan in fiscal 2014.
Separation Costs. Separation costs represent costs directly attributable to our spin-off from ADP and are primarily related to professional services. Separation costs were $34.6 million in fiscal 2015 as compared to $9.3 million for fiscal 2014.

Interest Expense. Interest expense for fiscal 2015 increased $27.8 million as compared to fiscal 2014 due to borrowings under our 2019 term loan facility and senior notes, revolving credit facility commitment fees, and amortization of deferred financing costs.
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
Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2015 decreased $49.5 million as compared to fiscal 2014. The decrease in net earnings attributable to CDK was attributable to the factors previously discussed.

Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measure to constant currency adjusted revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenues	$2,063.5	$1,976.5	$87.0	4%
Internet sales leads revenues (1)	(46.2)	(70.9)	24.7
Adjusted revenues	$2,017.3	$1,905.6	$111.7	6%
Impact of exchange rates	31.9	—	31.9
Constant currency adjusted revenues	$2,049.2	$1,905.6	$143.6	8%

Earnings before income taxes	$299.9	$353.3	$(53.4)	(15)%
Margin %	14.5%	17.9%
Separation costs (2)	34.6	9.3	25.3
Accelerated trademark amortization (3)	15.6	—	15.6
Stand-alone public company costs (4)	—	(30.3)	30.3
Trademark royalty fee (5)	—	16.6	(16.6)
Stock-based compensation (4)	—	(7.9)	7.9
Interest expense (4)	—	(27.8)	27.8
Restructuring expenses (6)	2.4	—	2.4
Other business transformation expenses (6)	1.9	—	1.9
Tax matters indemnification loss (7)	1.1	—	1.1
Internet sales leads earnings (1)	(2.5)	(12.1)	9.6
Adjusted earnings before income taxes	$353.0	$301.1	$51.9	17%
Adjusted margin %	17.5%	15.8%
Impact of exchange rates	5.8	—	5.8
Constant currency adjusted earnings before income taxes	$358.8	$301.1	$57.7	19%

Provision for income taxes	$113.6	$117.4	$(3.8)	(3)%
Effective tax rate	37.9%	33.2%
Income tax effect of pre-tax adjustments (8)	14.0	(23.7)	37.7
Income tax expense due to bonus depreciation law change (9)	(4.6)	—	(4.6)
Valuation allowance adjustment (10)	—	7.2	(7.2)
Pre spin-off filed tax return adjustment (11)	(0.5)	—	(0.5)
Adjusted provision for income taxes	$122.5	$100.9	$21.6	21%
Adjusted effective tax rate	34.7%	33.5%

	Years Ended June 30,		Change
	2015	2014	$	%
Net earnings attributable to CDK	$178.4	$227.9	$(49.5)	(22)%
Separation costs (2)	34.6	9.3	25.3
Accelerated trademark amortization (3)	15.6	—	15.6
Stand-alone public company costs (4)	—	(30.3)	30.3
Trademark royalty fee (5)	—	16.6	(16.6)
Stock-based compensation (4)	—	(7.9)	7.9
Interest expense (4)	—	(27.8)	27.8
Restructuring expenses (6)	2.4	—	2.4
Other business transformation expenses (6)	1.9	—	1.9
Tax matters indemnification loss (7)	1.1	—	1.1
Internet sales leads earnings (1)	(2.5)	(12.1)	9.6
Income tax effect of pre-tax adjustments (8)	(14.0)	23.7	(37.7)
Income tax expense due to bonus depreciation law change (9)	4.6	—	4.6
Valuation allowance adjustment (10)	—	(7.2)	7.2
Pre spin-off filed tax return adjustment (11)	0.5	—	0.5
Adjusted net earnings attributable to CDK	$222.6	$192.2	$30.4	16%

Net earnings attributable to CDK per common share:
Basic	$1.11	$1.42		(22)%
Diluted	$1.10	$1.42		(23)%

Adjusted net earnings attributable to CDK per common share:
Basic	$1.39	$1.20		16%
Diluted	$1.38	$1.20		15%

Weighted-average common shares outstanding:
Basic	160.6	160.6
Diluted	161.6	160.6
(1) Elimination of revenues and earnings before income taxes related to the internet sales leads business, which was part of the ARNA segment and was sold on May 21, 2015. Earnings before income taxes related to the internet sales leads business includes the loss recognized on the sale of $0.8 million in fiscal 2015 and an acquisition-related adjustment of $5.6 million recognized in fiscal 2014.
(2) Incremental costs incurred in fiscal 2015 and 2014 that were directly attributable to our spin-off from ADP.
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
(5) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the period October 1, 2013 through June 30, 2014 as there was no comparable royalty paid in the period from October 1, 2014 through June 30, 2015 after our spin-off from ADP.

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
Adjusted Revenues. Adjusted revenues for fiscal 2015 increased $111.7 million as compared to fiscal 2014. Adjusted revenues were unfavorably impacted by the same currencies discussed above in revenues, which contributed a decrease of $31.9 million. Adjusted revenues were favorably impacted by increased revenues in the underlying operations of the ARNA and DM segments, excluding the effect of revenues related to the internet sales leads business and including the effect of revenues contributed by the acquisition of AVRS, partially offset by decreased revenues in the ARI segment.
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for fiscal 2015 increased $51.9 million as compared to fiscal 2014. Adjusted margin increased from 15.8% to 17.5%. The impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $5.8 million. Adjusted earnings before income taxes were favorably impacted by growth in revenues, operating efficiencies, and a reduction of our accounts receivable allowances as a result of a change in estimate, partially offset by increased costs associated with the migration of hosting facilities that support the ARNA segment, and higher sales force expenses incurred to drive increased growth within our DM customer base.
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
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2015 increased $30.4 million as compared to fiscal 2014. The increase in adjusted net earnings attributable to CDK was due to the items discussed above in adjusted earnings before income taxes, partially offset by the associated tax effect.

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Years Ended June 30,		Change
	2015	2014	$	%
Net earnings attributable to CDK	$178.4	$227.9	$(49.5)	(22)%
Margin %	8.6%	11.5%
Net earnings attributable to noncontrolling interest (1)	7.9	8.0	(0.1)
Provision for income taxes (2)	113.6	117.4	(3.8)
Interest expense (3)	28.8	1.0	27.8
Depreciation and amortization (4)	76.5	52.3	24.2
Separation costs (5)	34.6	9.3	25.3
Stand-alone public company costs (6)	—	(30.3)	30.3
Trademark royalty fee (7)	—	16.6	(16.6)
Total stock-based compensation (8)	30.4	21.0	9.4
Restructuring expenses (9)	2.4	—	2.4
Other business transformation expenses (9)	1.9	—	1.9
Tax matters indemnification loss (10)	1.1	—	1.1
Internet sales leads earnings (11)	(2.5)	(12.1)	9.6
Adjusted EBITDA	$473.1	$411.1	$62.0	15%
Adjusted margin %	23.5%	21.6%
(1) Net earnings attributable to noncontrolling interest included within the financial statements for the periods presented.
(2) Provision for income taxes included within the financial statements for the periods presented.
(3) Interest expense included within the financial statements for the periods presented.
(4) Depreciation and amortization included within the financial statements for the periods presented, including the accelerated amortization attributable to the Cobalt trademark recognized during the second quarter of fiscal 2015.
(5) Incremental costs incurred in fiscal 2015 and 2014 that were directly attributable to our spin-off from ADP.
(6) Incremental costs associated with the formation of corporate departments as a stand-alone public company. These costs were incurred in fiscal 2015 and have been reflected as adjustments in fiscal 2014 to present all periods on a comparable basis.
(7) Elimination of the royalty paid to ADP for the utilization of the ADP trademark during the period October 1, 2013 through June 30, 2014 as there was no comparable royalty paid in the period from October 1, 2014 through June 30, 2015 after our spin-off from ADP.
(8) Total stock-based compensation expense recognized for the periods presented.
(9) Restructuring expense recognized in connection with our business transformation plan in fiscal 2015. Other business transformation expenses are included within selling, general and administrative expenses and were incurred in connection with our business transformation plan in fiscal 2015.
(10) Loss recorded within other income, net associated with an indemnification payable to ADP for pre spin-off tax refunds in accordance with the tax matters agreement.
(11) Elimination of earnings before income taxes related to the internet sales leads business. Earnings before income taxes related to the internet sales leads business includes the loss recognized on the sale of $0.8 million in fiscal 2015 and an acquisition-related adjustment of $5.6 million recognized in fiscal 2014.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2015 increased $62.0 million as compared to fiscal 2014. Adjusted margin increased from 21.6% to 23.5%.The increase in adjusted EBITDA was due to growth in revenues, operating efficiencies, and a reduction of our accounts receivable allowances as a result of a change in estimate, partially offset by increased costs associated with the migration of hosting facilities that support the ARNA segment and higher sales force expenses incurred to drive increased growth with our DM customer base.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for fiscal 2015 and 2014.
Automotive Retail North America Segment
The table below presents the reconciliation of revenues to constant currency adjusted revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the ARNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenues	$1,331.4	$1,267.8	$63.6	5%
Internet sales leads revenues	(46.2)	(70.9)	24.7
Adjusted revenues	$1,285.2	$1,196.9	$88.3	7%
Impact of exchange rates	8.7	—	8.7
Constant currency adjusted revenues	$1,293.9	$1,196.9	$97.0	8%

Earnings before income taxes	$386.1	$360.0	$26.1	7%
Margin %	29.0%	28.4%
Stand-alone public company costs	—	(8.0)	8.0
Internet sales leads earnings	(2.5)	(12.1)	9.6
Adjusted earnings before income taxes	$383.6	$339.9	$43.7	13%
Adjusted margin %	29.8%	28.4%
Impact of exchange rates	2.8	—	2.8
Constant currency adjusted earnings before income taxes	$386.4	$339.9	$46.5	14%
Revenues. ARNA revenues for fiscal 2015 increased $63.6 million as compared to fiscal 2014. ARNA revenues were unfavorably impacted by the strength of the U.S. dollar against the Canadian dollar on a constant currency basis, which contributed to a decrease of $8.7 million, or approximately 1 percentage point. In addition, ARNA revenues were unfavorably impacted by the internet sales leads business, which was sold on May 21, 2015, and contributed a $24.7 million decrease in revenues, or approximately 2 percentage points.
DMS customer site count as of June 30, 2015 was 14,219 sites compared to 13,650 sites as of June 30, 2014, an increase of approximately 4%. The increase in DMS customer sites contributed $30.2 million, or 2 percentage points, of overall revenue growth. In addition, we experienced 3% growth in average revenue per DMS customer site driven by a combination of increased sales of additional solutions to our existing customer base and pricing. The growth in revenue per DMS customer site contributed $30.5 million, or 2 percentage points, of overall revenue growth. Transaction-related revenues contributed a decrease in revenues of $16.4 million, or approximately 1 percentage point, due to decreased volume from the Internet sales leads business. Other revenue items such as hardware sales, consulting, and data aggregation services contributed the remaining growth in revenues.
Earnings before Income Taxes. ARNA earnings before income taxes for fiscal 2015 increased $26.1 million as compared to fiscal 2014. Margin increased from 28.4% to 29.0%. The impact of foreign exchange rates on ARNA earnings before income taxes was a decrease of $2.8 million, or approximately 1 percentage point. ARNA earnings before income taxes were impacted by revenue growth from increased DMS sites and increased average revenue per DMS customer site, and a reduction of our accounts receivable allowances as a result of a change in estimate, partially offset by costs associated with the migration of hosting facilities, stand-alone public company costs in fiscal 2015, and the favorable effects of an acquisition-related adjustment of $5.6 million and a legal settlement both in fiscal 2014.
Automotive Retail International Segment
The table below presents the reconciliation of revenues constant currency revenues and earnings before income taxes to constant currency earnings before income taxes for the ARI segment.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenue	$319.2	$335.5	$(16.3)	(5)%
Impact of exchange rates	22.3	—	22.3
Constant currency revenues	$341.5	$335.5	$6.0	2%

Earnings before income taxes	$47.3	$45.7	$1.6	4%
Margin %	14.8%	13.6%
Impact of exchange rates	2.7	—	2.7
Constant currency earnings before income taxes	$50.0	$45.7	$4.3	9%
Revenues. ARI revenues for fiscal 2015 decreased $16.3 million as compared to fiscal 2014. ARI revenues were impacted by the strength of the U.S. dollar against the Euro, the Pound Sterling, and the Danish Krone, which contributed to a decrease of $22.3 million, or 7 percentage points. ARI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.
Earnings before Income Taxes. ARI earnings before income taxes for fiscal 2015 increased $1.6 million as compared to fiscal 2014. Margin increased from 13.6% to 14.8%. The impact of foreign exchange rates on ARI earnings before income taxes was a decrease of $2.7 million, or 5 percentage points. ARI earnings before income taxes were favorably impacted by operating efficiencies, which resulted from increased average revenue per customer site.
Digital Marketing Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the DM segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2015	2014	$	%
Revenues	$412.9	$373.2	$39.7	11%
Impact of exchange rates	0.9	—	0.9
Constant currency revenues	$413.8	$373.2	$40.6	11%

Earnings before income taxes	$24.5	$25.6	$(1.1)	(4)%
Margin %	5.9%	6.9%
Accelerated trademark amortization	15.6	—	15.6
Adjusted earnings before income taxes	$40.1	$25.6	$14.5	57%
Adjusted margin %	9.7%	6.9%
Impact of exchange rates	0.8	—	0.8
Constant currency adjusted earnings before income taxes	$40.9	$25.6	$15.3	60%
Revenues. DM revenues increased $39.7 million as compared to fiscal 2014. The impact of foreign exchange rates on DM revenues was a decrease of $0.9 million. The overall increase was due to an increase in average monthly revenue per website of 11%, which contributed $29.4 million, or 8 percentage points, of revenue growth. OEM advertising increased 22%

over the prior period, which contributed $20.0 million, or 5 percentage points, of revenue growth. We experienced a decrease in website count of 10%, which contributed a decrease in revenues of $5.9 million, or 2 percentage points.
Earnings before Income Taxes. DM earnings before income taxes for fiscal 2015 decreased $1.1 million as compared to fiscal 2014. Margin decreased from 6.9% to 5.9%. The impact of foreign exchange rates on DM earnings before income taxes was a decrease of $0.8 million, or 3 percentage points. The effect of accelerated trademark amortization during fiscal 2015 contributed to a significant decrease in earnings before income taxes. DM earnings before income taxes were favorably impacted by increased OEM advertising revenues, an increased mix of higher margin website-related revenues, a reduction of our accounts receivable allowances as a result of a change in estimate, and a reduction to employee-related costs, partially offset by costs incurred to expand our sales force.
Other Segment
The table below presents the reconciliation of loss before income taxes to constant currency adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2015	2014	$	%
Loss before income taxes	$(158.0)	$(78.0)	$(80.0)	(103)%
Separation costs	34.6	9.3	25.3
Stand-alone public company costs	—	(22.3)	22.3
Trademark royalty fee	—	16.6	(16.6)
Stock-based compensation	—	(7.9)	7.9
Interest expense	—	(27.8)	27.8
Restructuring expenses	2.4	—	2.4
Other business transformation expenses	1.9	—	1.9
Tax matters indemnification loss	1.1	—	1.1
Adjusted loss before income taxes	$(118.0)	$(110.1)	$(7.9)	(7)%
Impact of exchange rates	(0.5)	—	(0.5)
Constant currency adjusted loss before income taxes	$(118.5)	$(110.1)	$(8.4)	(8)%
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
Loss before Income Taxes. The Other loss before income taxes for fiscal 2015 increased $80.0 million as compared to fiscal 2014. The Other loss before income taxes was unfavorably impacted by increased separation costs, interest expense associated with our indebtedness, stand-alone public company costs, stock-based compensation expense, and expenses associated with our business transformation plan, partially offset by the trademark royalty fee charged by ADP in fiscal 2014 and employee benefit-related costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Structure Overview
Our principal source of liquidity is derived from cash generated through operations. At present, and in future periods, we expect cash generated by our operations, together with existing cash and cash equivalents, availability under our revolving credit facility, and borrowings from the capital markets to be sufficient to cover our cash needs for working capital, capital expenditures, strategic acquisitions, anticipated quarterly dividends, and anticipated stock repurchases.

As of June 30, 2016, cash and cash equivalents were $219.1 million, CDK stockholders' equity was $359.8 million, and total debt was $1,217.1 million, net of unamortized deferred financing costs of $8.4 million. Working capital as of June 30, 2016 was $242.1 million as compared to $399.8 million as of June 30, 2015. Working capital as used herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principals of $250.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of June 30, 2016.
Of the $219.1 million of cash and cash equivalents held as of June 30, 2016, $166.7 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, net of foreign tax credits. During fiscal 2016, the Company concluded $31.6 million of prior year earnings of certain foreign subsidiaries were no longer considered indefinitely reinvested and recognized income tax expense of of $0.8 million for the associated foreign withholding and U.S. income taxes, net of foreign tax credits. The foreign earnings, identified for repatriation during the third quarter, in order to manage worldwide cash in a tax-efficient manner, were repatriated to the U.S. during the fourth quarter of fiscal 2016. The remaining foreign earnings are considered indefinitely reinvested, since the U.S. can meet its cash needs without repatriation of foreign cash and our intent is to use these earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term, (ii) costs associated with indefinite reinvestment plans, including cost of capital and tax consequences, and (iii) local country legal restrictions.
If circumstances change, and it becomes apparent that additional earnings considered indefinitely reinvested will be remitted to the U.S. in the foreseeable future, an additional tax charge may be necessary, which would affect our results of operations and the payment of such taxes would affect our liquidity. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on indefinitely reinvested earnings.
Dividends to Common Stockholders
The Company declared and paid cash dividends during fiscal 2016 as follows:

Three Months Ended	Record Date	Payment Date	Dividend Per Share	Amount
September 30, 2015	9/1/2015	9/29/2015	$0.120	$19.2
December 31, 2015	12/1/2015	12/30/2015	0.135	21.6
March 31, 2016	3/1/2016	3/29/2016	0.135	21.1
June 30, 2016	6/20/2016	6/30/2016	0.135	20.4
Total			$0.525	$82.3
Stock Repurchase Program
In December 2015, the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock. Under the authorization for the stock repurchase program, we may purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow. This authorization superseded and replaced the prior authorization by the Board of Directors which was approved on January 20, 2015 and had authorized us to repurchase up to 10.0 million shares of our common stock. We repurchased a total of approximately 1.2 million shares of its common stock under the prior authorization.
On December 14, 2015, we entered into an ASR agreement to purchase $250.0 million of our common stock. Under the terms of the December 2015 ASR, we made a $250.0 million payment on December 15, 2015 and received an initial delivery of approximately 4.3 million shares of our common stock. On June 15, 2016, we received an additional 1.0 million shares of common stock in final settlement of the December 2015 ASR, for a total of 5.3 million shares.

On June 13, 2016, we entered into an ASR agreement to purchase $300.0 million of our common stock with cash on-hand. Under the terms of the June 2016 ASR, we made a $300.0 million payment on June 16, 2016 and received an initial delivery of approximately 4.3 million shares of our common stock. The final settlement of the June 2016 ASR is expected to occur no later than the end of our fiscal quarter ending September 30, 2016 and may result in the receipt or delivery of additional shares of common stock.
The final number of shares purchased under the ASRs are calculated based on the average of the daily volume-weighted average price of our common stock during the term of the respective ASR transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the respective ASR agreement.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for fiscal 2016, 2015, and 2014, are summarized as follows:

	Years Ended June 30,			$ Change
	2016	2015	2014	2016	2015
Cash provided by (used in):
Operating activities	$320.1	$267.9	$245.9	$52.2	$22.0
Investing activities	(81.6)	(40.8)	(74.0)	(40.8)	33.2
Financing activities	(419.3)	(199.9)	(48.3)	(219.4)	(151.6)
Effect of exchange rate changes on cash and cash equivalents	(8.3)	(21.8)	2.9	13.5	(24.7)
Net change in cash and cash equivalents	$(189.1)	$5.4	$126.5	$(194.5)	$(121.1)
Fiscal 2016 Compared to Fiscal 2015
Net cash flows provided by operating activities were $320.1 million for fiscal 2016 as compared to $267.9 million in fiscal 2015. This $52.2 million increase was primarily due to an increase in cash provided by net earnings adjusted for non-cash items of $81.9 million primarily due to earnings growth in our business. This increase was partially offset by an increase in cash used for working capital of $29.7 million, which was due to the timing of cash payments received from our customers in the normal course of business primarily in our DM segment and cash payments made to our vendors and employees.
Net cash flows used in investing activities were $81.6 million for fiscal 2016 as compared to $40.8 million in fiscal 2015. This $40.8 million increase in cash used in investing activities was primarily due to proceeds from notes receivable from ADP and its affiliates of $40.6 million in fiscal 2015, which did not recur in fiscal 2016, and proceeds from the sale of the internet sales leads business of $24.5 million in fiscal 2015, partially offset by a decrease in cash paid for business acquisitions of $18.5 million.
Net cash flows used in financing activities were $419.3 million for fiscal 2016 as compared to $199.9 million in fiscal 2015. This $219.4 million increase in cash used in financing activities was primarily due to cash outflows related to dividend payments to our stockholders of $82.3 million, common stock repurchases of $561.0 million, and the repayment of debt and capital lease obligations of $20.0 million. We entered into our 2020 term loan facility for $250.0 million and used the proceeds for the repurchase of common stock under our December 2015 ASR. During fiscal 2015, cash used in financing activities was primarily impacted by proceeds from long-term debt of $1.8 billion, offset by outflows related to the dividend paid to ADP in connection with our spin-off of $825.0 million, repayments of long-term debt of $759.5 million, net transactions of parent company investment of $240.8 million, dividends paid to stockholders of $58.2 million, and common stock repurchases of $50.0 million.

Fiscal 2015 Compared to Fiscal 2014
Net cash flows provided by operating activities were $267.9 million for fiscal 2015 as compared to $245.9 million in fiscal 2014. This $22.0 million increase was primarily due to an increase in cash provided by working capital of $59.8 million, which was due to the timing of cash payments made to our vendors and employees, and cash payments received from our customers in the normal course of business. This increase was partially offset by a decrease in net earnings adjusted for non-cash items of $37.8 million when compared to fiscal 2014.
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
Net cash flows used in financing activities were $199.9 million for fiscal 2015 as compared to $48.3 million in fiscal 2014. This $151.6 million increase in cash used in financing activities was primarily due to proceeds from long-term debt of $1.8 billion, which consists of $250.0 million from our 2019 term loan facility, $750.0 million from our bridge loan facility, and $750.0 million from our senior notes. Proceeds from our long-term debt were offset by repayments of our debt and capital lease obligations of $759.5 million, which includes $750.0 million related to our bridge loan facility, and transactions related to our spin-off from ADP, including the $825.0 million dividend paid to ADP, an increase in net transactions of parent company investment of $204.5 million, and an increase in repayments of notes payable to ADP and its affiliates of $19.8 million. We also paid dividends to our stockholders of $58.2 million and paid $50.0 million to repurchase our common stock.
Contractual Obligations
The following table provides a summary of our contractual obligations as of June 30, 2016:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Term loan facilities (1)	$25.0	$50.0	$396.9	$—	$471.9
Senior notes (2)	—	—	250.0	500.0	750.0
Interest on senior notes (2)	30.8	61.5	49.1	78.8	220.2
Capital lease obligations	1.8	1.8	—	—	3.6
Operating lease obligations (3)	41.9	40.8	20.1	20.4	123.2
Purchase obligations (4)	1.6	—	—	—	1.6
Other long-term liabilities reflected within other liabilities on the consolidated balance sheet (5)	0.1	21.5	0.2	—	21.8
Total	$101.2	$175.6	$716.3	$599.2	$1,592.3
(1) These amounts represent the principal repayments of the term loan facilities included within our consolidated balance sheet as of June 30, 2016. Interest on our term loan facilities is based on variable rates, and interest payments will fluctuate as our interest rates fluctuate each period. Accordingly, future interest payments related to these instruments have been excluded from the table above. The interest rate per annum on the term loan facilities was 1.97% as of June 30, 2016. Refer to Note 13, "Debt" in the accompanying notes to the consolidated and combined financial statements in this Annual Report on Form 10-K for further information.
(2) These amounts represent the principal repayments of the senior notes included within our consolidated balance sheet as of June 30, 2016 and expected future interest payments over the term of the senior notes based on the stated interest rates in effect as of June 30, 2016. Our 2019 notes bear interest at a rate of 3.30% and our 2024 notes bear interest at a rate of 4.50%. Interest is payable semi-annually on April 15 and October 15 of each year. Refer to Note 13, "Debt" in the accompanying notes to the consolidated and combined financial statements in this Annual Report on Form 10-K for further information.
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
(5) Other long-term liabilities for which a payment date is readily available include a contingent consideration payable in installments through January 31, 2020 for the acquisition of certain assets of RedBumper, LLC and NewCarIQ, LLC, software license fees, cash settlements expected for restricted stock units accounted for as liability awards based on the closing price of our common stock on June 30, 2016, and cash severance payable in connection with the CEO transition.
In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements consisting of transactions, agreements, or other contractual arrangements to which an entity not consolidated in our financial statements was a party. However, in the normal course of operations, we may enter into contractual obligations consisting of operating lease obligations and purchase commitments. Such obligations have been presented under the caption "Contractual Obligations."
Related Party Agreements
Refer to Note 8, "Income Taxes" and Note 17, "Transactions with ADP" to our consolidated and combined financial statements under Item 8 of Part II of this Annual Report on Form 10-K for financial information regarding agreements entered into with ADP as part of the spin-off.
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
We recognize software related revenues (on-site) in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, “Software-Revenue Recognition,” and non-software related revenue, upfront hardware sales, and software delivered under a hosted model in accordance with ASC 605, "Revenue Recognition." The following are our major components of revenues:

Bundled sales of Dealer Management Systems and integrated solutions. In the ARNA and ARI segments, we receive fees for product installation, monthly fees for software licenses, ongoing software support and maintenance of DMS, and other integrated solutions that are either hosted by us or installed on-site at the customer’s location. Revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when customer acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the customer does not have the contractual right to take possession of the software and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the customer without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.
We also offer various hardware elements in connection with DMS and integrated solution sales, which in some instances are considered sales-type leases. Revenues related to leased hardware are recognized upon installation and receivables are recorded based on the present value of the minimum lease payments at the beginning of the lease term. Effective July 1, 2015, for new arrangements, we offer hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists. Hardware service revenues are recognized over the life of the arrangements. As a result, the legacy portfolio of sales-type lease receivables is expected to decline over time.
Transactional revenues. We receive revenues on a fee per transaction processed basis in connection with providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, data updates, and internet sales leads. Revenues are recognized at the time the services are rendered. Transactional revenues are recorded in revenues gross of costs incurred for credit report processing, vehicle registrations, and automotive equity mining as we are contractually responsible for providing the service, software, and/or connectivity to the customers, and therefore, we are the primary obligor.
Digital Marketing services. We receive revenues from the placement of advertising for customers and providing websites and related advertising and marketing services. Digital marketing revenues are recorded when the services are rendered.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenues.
Stock-Based Compensation
Certain of our employees (a) have been granted stock options to purchase shares of our common stock and (b) have been granted restricted stock or restricted stock units under which shares of our common stock vest based on the passage of time or achievement of performance and market conditions.
We recognize stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. We determine the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of peer companies. We use a peer group of companies to determine volatility due to the limited trading history associated with our common stock. Inclusion of our stock volatility in the valuation of future stock option grants may impact stock-based compensation expense recognized. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
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
For all of our stock-based compensation awards, we estimate the likelihood that the award will ultimately vest upon grant and use an estimated forfeiture rate to recognize stock-based compensation expense. We recognize additional stock-based compensation expense if the actual forfeiture rate is lower than estimated, and we recognize a recovery of previously recognized stock-based compensation expense if the actual forfeiture rate is higher than estimated. If the actual forfeiture rate differs from our estimate, we may need to revise our estimate. Upon adopting Accounting Standards Update ("ASU") 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" on July 1, 2016, we will recognize forfeitures when they occur and will no longer estimate a forfeiture rate to recognize stock-based compensation expense.
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
We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, we consider future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine that it is more likely than not that an entity will be unable to realize all or a portion of its deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings in the period in which such a determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets will be realized, we would reverse the applicable portion of the previously recognized valuation allowance. In order to realize deferred tax assets, we must be able to generate sufficient taxable income of the appropriate character in the jurisdictions in which the deferred tax assets are located.
We recognize tax benefits for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our income tax returns that do not meet these recognition and measurement standards. Assumptions, judgments, and the use of estimates are required in determining whether the "more likely than not" standard has been met when developing the provision for income taxes.
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
Prior to the spin-off, we computed the provision for income taxes under the Separate Return Method, which applies the accounting guidance for income taxes to the stand-alone financial statements "as if" we were a separate taxpayer and a stand-alone enterprise for the periods presented. For tax periods prior to the spin-off, our operations were included in the income tax returns of ADP for U.S. federal income tax purposes and for certain consolidated, combined, unitary, or similar group filings for U.S. state and local and foreign tax jurisdictions. Subsequent to the spin-off, we file our own U.S. federal, state, and foreign income tax returns.
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
We estimate the fair value of our reporting units by weighting the results from the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which uses market multiples of companies in similar lines of business. These valuation approaches require significant judgment and consider a number of factors including assumptions about the future growth and profitability of our reporting units, the determination of appropriate comparable publicly traded companies in our industry, discount rates, and terminal growth rates. Based upon the fair value analysis completed in the fourth quarter of fiscal 2016, management concluded that the fair value substantially exceeded the carrying value of each reporting unit and that no reporting units were at risk of goodwill impairment. An adverse change to the fair value of reporting unit could result in an impairment charge which could be material to our consolidated earnings.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 3, "New Accounting Pronouncements" to our consolidated and combined financial statements under Item 8 of Part II of this Annual Report on Form 10-K for financial information regarding recently issued and adopted accounting pronouncements including the effects on our results of operations, financial condition, and cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of June 30, 2016, our revolving credit facility was undrawn. The interest rate per annum on the term loan facilities was 1.97% as of June 30, 2016. A hypothetical increase in the interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the year ended June 30, 2016.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of June 30, 2016, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euros, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $9.6 million for the year ended June 30, 2016.
We manage our exposure to these market risks through our regular operating and financing activities. In the future, we may use derivative financial instruments as risk management tools.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CDK Global, Inc.
Hoffman Estates, Illinois

We have audited the accompanying consolidated balance sheets of CDK Global, Inc. and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated and combined financial statements, prior to September 30, 2014 the accompanying combined financial statements were derived from the consolidated financial statements and accounting records of Automatic Data Processing, Inc. (“ADP”). The accompanying combined financial statements include expense allocations for certain corporate functions historically provided by ADP. These allocations may not be reflective of the actual expenses which would have been incurred had the Company operated as a separate entity apart from ADP during the periods prior to September 30, 2014.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
August 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CDK Global, Inc.
Hoffman Estates, Illinois

We have audited the internal control over financial reporting of CDK Global, Inc. and subsidiaries (the “Company”) as of June 30, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2016 of the Company and our report dated August 9, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph related to the inclusion of expense allocations for certain corporate functions historically provided by Automatic Data Processing, Inc.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
August 9, 2016

CDK Global, Inc.
Consolidated and Combined Statements of Operations
(In millions, except per share amounts)

	Years Ended June 30,
	2016	2015	2014
Revenues	$2,114.6	$2,063.5	$1,976.5

Expenses:
Cost of revenues	1,243.4	1,273.2	1,204.5
Selling, general and administrative expenses	448.5	431.1	411.8
Restructuring expenses	20.2	2.4	—
Separation costs	—	34.6	9.3
Total expenses	1,712.1	1,741.3	1,625.6
Operating earnings	402.5	322.2	350.9

Interest expense	(40.2)	(28.8)	(1.0)
Other income, net	6.8	6.5	3.4

Earnings before income taxes	369.1	299.9	353.3

Provision for income taxes	(122.3)	(113.6)	(117.4)

Net earnings	246.8	186.3	235.9
Less: net earnings attributable to noncontrolling interest	7.5	7.9	8.0
Net earnings attributable to CDK	$239.3	$178.4	$227.9

Net earnings attributable to CDK per common share:
Basic	$1.52	$1.11	$1.42
Diluted	$1.51	$1.10	$1.42

Weighted-average common shares outstanding:
Basic	157.0	160.6	160.6
Diluted	158.0	161.6	160.6

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of Comprehensive Income
(In millions)

	Years Ended June 30,
	2016	2015	2014
Net earnings	$246.8	$186.3	$235.9
Other comprehensive (loss) income:
Currency translation adjustments	(45.8)	(34.1)	42.6
Other comprehensive (loss) income	(45.8)	(34.1)	42.6
Comprehensive income	201.0	152.2	278.5
Less: comprehensive income attributable to noncontrolling interest	7.5	7.9	8.0
Comprehensive income attributable to CDK	$193.5	$144.3	$270.5

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except per share par value)

	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$219.1	$408.2
Accounts receivable, net of allowances of $7.1 and $6.8, respectively	365.5	314.6
Other current assets	154.1	162.4
Total current assets	738.7	885.2
Property, plant and equipment, net	118.6	100.0
Other assets	217.2	224.1
Goodwill	1,182.7	1,209.9
Intangible assets, net	107.8	99.3
Total assets	$2,365.0	$2,518.5

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$26.8	$13.0
Accounts payable	38.8	21.7
Accrued expenses and other current liabilities	165.3	154.4
Accrued payroll and payroll-related expenses	115.3	123.2
Short-term deferred revenues	177.2	186.1
Total current liabilities	523.4	498.4
Long-term debt and capital lease obligations	1,190.3	971.1
Long-term deferred revenues	157.7	162.9
Deferred income taxes	46.9	58.2
Other liabilities	70.5	43.8
Total liabilities	1,988.8	1,734.4

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 161.3 shares, respectively; outstanding, 150.1 and 160.2 shares, respectively	1.6	1.6
Additional paid-in-capital	640.7	686.5
Retained earnings	238.3	81.2
Treasury stock, at cost: 10.2 and 1.1 shares, respectively	(526.6)	(50.7)
Accumulated other comprehensive income	5.8	51.6
Total CDK stockholders’ equity	359.8	770.2
Noncontrolling interest	16.4	13.9
Total equity	376.2	784.1
Total liabilities and equity	$2,365.0	$2,518.5

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of Cash Flows
(In millions)

	Years Ended June 30,
	2016	2015	2014
Cash Flows from Operating Activities:
Net earnings	$246.8	$186.3	$235.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	64.0	76.5	52.3
Deferred income taxes	(3.6)	(25.3)	(15.5)
Stock-based compensation expense	36.4	30.4	21.0
Pension expense	—	0.8	3.7
Other	(5.6)	(12.6)	(3.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(57.0)	(16.9)	(36.4)
Decrease (increase) in other assets	3.0	(24.3)	(24.4)
Increase in accounts payable	15.3	3.0	0.3
Increase in accrued expenses and other liabilities	20.8	50.0	12.5
Net cash flows provided by operating activities	320.1	267.9	245.9

Cash Flows from Investing Activities:
Capital expenditures	(50.8)	(44.0)	(36.6)
Proceeds from sale of property, plant and equipment	1.1	0.9	—
Capitalized software	(13.5)	(19.9)	(7.5)
Acquisitions of businesses, net of cash acquired	(18.1)	(36.6)	(25.7)
Proceeds from the sale of a business	—	24.5	—
Contributions to investments	(10.0)	(22.9)	—
Proceeds from investments	9.7	16.6	—
Proceeds from (advances on) notes receivable from ADP and its affiliates	—	40.6	(4.2)
Net cash flows used in investing activities	(81.6)	(40.8)	(74.0)

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	—	(21.9)	(2.1)
Borrowings on notes payable to ADP and its affiliates	—	—	1.0
Net transactions of parent company investment	—	(240.8)	(36.3)
Proceeds from long-term debt	250.0	1,750.0	—
Repayments of long-term debt and capital lease obligations	(20.0)	(759.5)	—
Dividend paid to ADP at spin-off	—	(825.0)	—
Dividends paid to stockholders	(82.3)	(58.2)	—
Repurchases of common stock	(561.0)	(50.0)	—
Proceeds from exercise of stock options	6.7	9.8	—
Excess tax benefit from stock-based compensation awards	8.9	11.2	7.1
Withholding tax payments for stock-based compensation awards	(8.7)	(0.9)	—
Dividend payments of CVR to noncontrolling owners	(5.0)	(5.4)	(8.0)
Payments of deferred financing costs	(2.1)	(9.2)	—
Acquisition-related payments	(6.2)	—	(10.0)
Recovery of dividends paid (Note 1D)	0.4	—	—
Net cash flows used in financing activities	(419.3)	(199.9)	(48.3)

Effect of exchange rate changes on cash and cash equivalents	(8.3)	(21.8)	2.9

Net change in cash and cash equivalents	(189.1)	5.4	126.5

Cash and cash equivalents, beginning of period	408.2	402.8	276.3

Cash and cash equivalents, end of period	$219.1	$408.2	$402.8

	Years Ended June 30,
	2016	2015	2014
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$109.4	$120.8	$18.1
Interest	37.8	19.2	0.1
Non-cash transactions:
Non-cash consideration issued for acquisitions (Note 4)	13.5	8.5	—

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of Equity
(In millions)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Net Parent Company Investment	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2013	—	$—	$—	$—	$—	$1,500.2	$43.1	$1,543.3	$11.4	$1,554.7
Net earnings	—	—	—	—	—	227.9	—	227.9	8.0	235.9
Foreign currency translation adjustments	—	—	—	—	—	—	42.6	42.6	—	42.6
Net distributions to Parent	—	—	—	—	—	(15.9)	—	(15.9)	—	(15.9)
Dividend payments of CVR to noncontrolling owners	—	—	—	—	—	—	—	—	(8.0)	(8.0)
Balance as of June 30, 2014	—	—	—	—	—	1,712.2	85.7	1,797.9	11.4	1,809.3

Net earnings	—	—	—	139.4	—	39.0	—	178.4	7.9	186.3
Foreign currency translation adjustments	—	—	—	—	—	—	(34.1)	(34.1)	—	(34.1)
Net distributions to Parent	—	—	—	—	—	(271.8)	—	(271.8)	—	(271.8)
Dividend paid to ADP	—	—	—	—	—	(825.0)	—	(825.0)	—	(825.0)
Reclassifications of net parent company investment to common stock and additional paid-in-capital in conjunction with the spin-off	160.6	1.6	652.8	—	—	(654.4)	—	—	—	—
Stock-based compensation expense	—	—	17.5	—	—	—	—	17.5	—	17.5
Common stock issued for the exercise and vesting of stock-based compensation awards, net	0.7	—	8.9	—	—	—	—	8.9	—	8.9
Excess tax benefit from stock-based compensation awards	—	—	7.3	—	—	—	—	7.3	—	7.3
Cash dividends paid to stockholders	—	—	—	(58.2)	—	—	—	(58.2)	—	(58.2)
Repurchases of common stock	—	—	—	—	(50.7)	—	—	(50.7)	—	(50.7)
Dividend payments of CVR to noncontrolling owners	—	—	—	—	—	—	—	—	(5.4)	(5.4)
Balance as of June 30, 2015	161.3	1.6	686.5	81.2	(50.7)	—	51.6	770.2	13.9	784.1

Net earnings	—	—	—	239.3	—	—	—	239.3	7.5	246.8
Foreign currency translation adjustments	—	—	—	—	—	—	(45.8)	(45.8)	—	(45.8)
Stock-based compensation expense and related dividend equivalents	—	—	31.7	(0.3)	—	—	—	31.4	—	31.4
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(32.6)	—	30.6	—	—	(2.0)	—	(2.0)
Excess tax benefit from stock-based compensation awards	—	—	8.9	—	—	—	—	8.9	—	8.9
Cash dividends paid to stockholders	—	—	—	(82.3)	—	—	—	(82.3)	—	(82.3)
Repurchases of common stock	—	—	(53.8)	—	(506.5)	—	—	(560.3)	—	(560.3)
Dividend payments of CVR to noncontrolling owners	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Correction of common stock issued in connection with the spin-off and dividends paid (Note 1D)	(1.0)	—	—	0.4	—	—	—	0.4	—	0.4
Balance as of June 30, 2016	160.3	$1.6	$640.7	$238.3	$(526.6)	$—	$5.8	$359.8	$16.4	$376.2

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
Concurrent with the spin-off, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Notes 8 and 17 for further information.
B. Description of Business
The Company is a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. The Company's solutions automate and integrate all parts of the buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. The Company classifies its operations into the following reportable segments: Automotive Retail North America ("ARNA"), Automotive Retail International ("ARI"), and Digital Marketing ("DM"). In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 18 for further information.
C. Basis of Preparation
The financial statements presented herein represent (i) results of operations, cash flows, and statement of equity for periods subsequent to the spin-off and the balance sheets as of June 30, 2016 and 2015 with the Company reporting as a separate publicly-traded company (referred to as "consolidated financial statements"), and (ii) the results of operations, cash flows, and statement of equity for periods prior to the spin-off when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements"). Throughout this Annual Report on Form 10-K, references to the "financial statements" mean the "consolidated and combined financial statements," unless the context indicates otherwise.
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
Prior to the spin-off, the financial statements of the Company included costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on revenues and headcount. Following the spin-off, the Company performs these functions using internal resources or purchased services, certain of which were provided by ADP during a transitional period that ended September 30, 2015 pursuant to the transition services agreement. Refer to Note 17 for further information on the agreements entered into with ADP as a result of the spin-off. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The financial statements of the Company include the following transactions with ADP or its affiliates:
Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the spin-off. Prior to the spin-off, separation costs were paid by ADP and allocated to the Company. These costs related to professional services and amounted to $34.6 million and $9.3 million for the years ended June 30, 2015 and 2014

("fiscal 2015" and "fiscal 2014"), respectively. The Company did not incur any separation costs during the year ended June 30, 2016 ("fiscal 2016").
Overhead Expenses. Prior to the spin-off, the financial statements of the Company included an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated overhead costs related to ADP's shared functions of $7.1 million and $29.0 million for fiscal 2015 and 2014, respectively. The Company was not allocated any overhead costs related to ADP's shared functions following the spin-off. These costs were reported in selling, general and administrative expenses on the consolidated and combined statements of operations. These allocations were based on a variety of factors. The allocation of travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time or system utilization in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. Prior to the spin-off, the financial statements included a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged trademark royalties of $5.7 million and $21.9 million for fiscal 2015 and 2014, respectively. The Company was not charged trademark royalty fees following the spin-off. These charges were included in selling, general and administrative expenses on the consolidated and combined statements of operations. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Prior to the spin-off, certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provides services to the Company as well as to other ADP affiliates. The Company purchased $5.5 million and $18.7 million of services from this facility for fiscal 2015 and 2014, respectively. These functions were no longer outsourced to an ADP shared services facility following the spin-off. The charges for these services were included within cost of revenues on the consolidated and combined statements of operations.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. Prior to the spin-off, notes receivable from ADP and its affiliates and notes payable to ADP and its affiliates were settled; therefore, there were no outstanding notes receivable from or payable to ADP and its affiliates in the accompanying consolidated balance sheets as of June 30, 2016 and 2015. Interest income on notes receivable from ADP and its affiliates was $0.2 million and $0.8 million for fiscal 2015 and 2014, respectively. The Company recorded interest income on notes receivable from ADP and its affiliates within other income, net on the consolidated and combined statements of operations. Interest expense on notes payable to ADP and its affiliates was $0.2 million and $1.0 million for fiscal 2015 and 2014, respectively. The Company recorded interest expense on notes payable to ADP and its affiliates within interest expense on the consolidated and combined statements of operations. There was no interest income or interest expense under similar arrangements following the spin-off.
Other Services. Prior to the spin-off, the Company received other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.4 million and $1.3 million for fiscal 2015 and 2014, respectively. The Company did not incur expenses for such services following the spin-off. These expenses were included in selling, general and administrative expenses on the consolidated and combined statements of operations.
D. Spin-off Common Stock Issued
During the three months ended September 30, 2015, the Company became aware that 1.0 million shares of common stock were inadvertently issued and distributed to ADP at the spin-off with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million shares. In addition, dividends paid to stockholders in fiscal 2015 were overstated by $0.4 million. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations, financial condition, or cash flows. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014 and the Company recovered the $0.4 million of cumulative dividends paid on such shares, thereby increasing the Company's retained earnings. The effects of these adjustments were reflected in the accompanying financial statements for the fiscal year ended June 30, 2016.

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
The Company's share of earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), are included in the consolidated and combined operating results using the equity method of accounting. Equity method investments were not significant for fiscal 2016, 2015, and 2014.
B. Business Combinations
The purchase price allocations for acquisitions are based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The Company engages independent valuation specialists, when necessary, to assist with purchase price allocations and uses recognized valuation techniques, including the income and market approaches, to determine fair value. Management makes estimates and assumptions in determining purchase price allocations and valuation analyses, which may involve significant unobservable inputs. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the determination of the purchase price and allocation to assets acquired and liabilities assumed are based upon preliminary estimates and assumptions. Accordingly, the allocation may be subject to revision during the measurement period, which may be up to one year from the acquisition date, when the Company receives final information, including appraisals and other analyses. Measurement period adjustments are recorded to goodwill in the reporting period in which the adjustments to the provisional amounts are determined.
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Company’s consolidated and combined statements of operations since their respective acquisition dates.
C. Restructuring
Restructuring expenses consist of employee-related costs, including severance and other termination benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. Restructuring liabilities are recognized at fair value in the period the liability is incurred. In some jurisdictions, the Company has ongoing benefit arrangements under which the Company records the estimated severance and other termination benefits when such costs are deemed probable and estimable, approved by the appropriate corporate management, and if actions required to complete the termination plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. In jurisdictions where there is not an ongoing benefit arrangement, the Company records estimated severance and other termination benefits when appropriate corporate management has committed to the plan and the benefit arrangement is communicated to the affected employees. A liability for costs to terminate a contract before the end of its term is recognized at fair value when the Company terminates the contract in accordance with its terms. Estimates are evaluated periodically to determine whether an adjustment is required.
D. Revenue Recognition
Revenues are generated from software licenses, hosting arrangements, hardware sales and leases, support and maintenance, professional services, advertising, and digital marketing, as well as certain transactional services.
The Company recognizes software related revenues (on-site) in accordance with the provisions of Accounting Standards Codification (“ASC”) 985-605, “Software-Revenue Recognition,” and non-software related revenue, upfront hardware sales, and software delivered under a hosted model in accordance with ASC 605, "Revenue Recognition." The following are the Company’s major components of revenues:

Bundled sales of Dealer Management Systems (“DMS”) and integrated solutions. In the ARNA and ARI segments, the Company receives fees for product installation, monthly fees for software licenses, ongoing software support and maintenance of DMS, and other integrated solutions that are either hosted by the Company or installed on-site at the customer’s location. Revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when customer acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the customer does not have the contractual right to take possession of the software, and the items delivered at the outset of the contract (e.g., installation, training, etc.) do not have value to the customer without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.
The Company also offers various hardware elements in connection with DMS and integrated solution sales, which in some instances are considered sales-type leases. Revenues related to leased hardware are recognized upon installation and receivables are recorded based on the present value of the minimum lease payments at the beginning of the lease term. Effective July 1, 2015, for new arrangements, the Company offers hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists. Hardware service revenues are recognized over the life of the arrangements. As a result, the legacy portfolio of sales-type lease receivables is expected to decline over time.
Transactional revenues. The Company receives revenues on a fee per transaction processed basis in connection with providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, data updates, and automotive equity mining. Revenues are recognized at the time the services are rendered. Transactional revenues are recorded in revenues gross of costs incurred for credit report processing, vehicle registrations, and automotive equity mining as the Company is contractually responsible for providing the service, software, and/or connectivity to the customers, and therefore, the Company is the primary obligor.
Digital Marketing services. The Company receives revenues from the placement of advertising for customers and providing websites and related advertising and marketing services. Digital marketing revenues are recorded when the services are rendered.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenues.
E. Income Taxes
Income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine the provision for income taxes, taxes payable or refundable, and deferred tax assets and liabilities. The Company's assumptions, judgments, and estimates take into consideration the realization of deferred tax assets and changes in tax laws or interpretations thereof. The Company's income tax returns are subject to examination by various tax authorities. A change in the assessment of the outcomes of such matters could materially impact the Company's consolidated and combined financial statements.
The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the Company considers future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event the Company determines that it is more likely than not that an entity will be unable to realize all or a portion of its deferred tax assets in the future, the Company would increase the valuation allowance and recognize a corresponding charge to earnings in the period in which such a determination is made. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets will be realized, the Company would reverse the applicable portion of the previously recognized valuation allowance. In order to realize deferred tax assets, the Company must be able to generate sufficient taxable income of the appropriate character in the jurisdictions in which the deferred tax assets are located.
The Company recognizes tax benefits for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company's income tax returns that do not meet these recognition and measurement standards. Assumptions, judgments, and the use of estimates are required in determining whether the "more likely than not" standard has been met when developing the provision for income taxes.

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

Prior to the spin-off, the Company computed the provision for income taxes under the Separate Return Method, which applies the accounting guidance for income taxes to the stand-alone financial statements "as if" the Company were a separate taxpayer and a stand-alone enterprise for the periods presented. For tax periods prior to the spin-off, the Company’s operations were included in the income tax returns of ADP for United States ("U.S.") federal income tax purposes and for certain consolidated, combined, unitary, or similar group filings for U.S. state and local and foreign tax jurisdictions. Subsequent to the spin-off, the Company files its own U.S. federal, state, and foreign income tax returns.
F. Stock-Based Compensation
Certain of the Company's employees (a) have been granted stock options to purchase shares of the Company’s common stock and (b) have been granted restricted stock or restricted stock units under which shares of the Company's common stock vest based on the passage of time or achievement of performance and market conditions.
The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of peer companies. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
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
G. Cash and Cash Equivalents
Investment securities with an original maturity of three months or less at the time of purchase are considered cash equivalents. Prior to the spin-off, the Company participated in a centralized approach to cash management and financing of operations governed by ADP. The Company’s cash was available for use and was regularly “swept” by ADP. Transfers of cash both to and from ADP are reflected as a financing activity in the consolidated and combined statements of cash flows for fiscal 2015 and 2014.
H. Accounts Receivable, Net
Accounts receivable, net is comprised of trade receivables and lease receivables, net of allowances. Trade receivables consist of amounts due to the Company in the normal course of business, which are not collateralized and do not bear interest. Lease receivables primarily relate to sales-type leases arising from the sale of hardware elements in bundled DMS or other integrated solutions. Lease receivables represent the current portion of the present value of the minimum lease payments at the beginning of the lease term. The long-term portion of the present value of the minimum lease payments is included within other assets on the consolidated balance sheets. The Company considers lease receivables to be a single portfolio segment.

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

I. Deferred Costs
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the consolidated balance sheets were $104.0 million and $105.3 million as of June 30, 2016 and 2015, respectively. Long-term deferred costs classified within other assets on the consolidated balance sheets were $135.5 million and $144.7 million as of June 30, 2016 and 2015, respectively.
J. Time Deposits
From time to time, the Company enters into various time deposit agreements whereby certain funds on deposit with financial institutions may not be withdrawn for a specified period of time. Time deposits with original maturity periods greater than three months are included within other current assets on the consolidated balance sheets. There were no time deposits as of June 30, 2016 and $5.8 million time deposits as of June 30, 2015.
K. Property, Plant and Equipment, Net
Property, plant and equipment, net is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are primarily as follows:

Buildings	20 to 40 years
Furniture and fixtures	4 to 7 years
Data processing equipment	2 to 5 years
L. Goodwill
Goodwill is not amortized, but is instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. The Company's operating segments are its reporting units as the components of the Company's operating segments are economically similar with respect to operating margin, type or class of customer, nature of product or service, manner in which the components conduct business, and the extent to which assets and resources are shared. The Company performs this impairment test by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, the Company then compares the implied fair value of the Company's goodwill to the carrying amount in order to determine the amount of the impairment, if any.
The Company estimates the fair value of the Company's reporting units by weighting the results from the income approach, which is the present value of expected cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which uses market multiples of companies in similar lines of business. These valuation approaches require significant judgment and consider a number of factors including assumptions about the future growth and profitability of the Company's reporting units, the determination of appropriate comparable publicly traded companies in the Company's industry, discount rates, and terminal growth rates.
M. Impairment of Long-Lived Assets
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

N. Internal Use Software
The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company’s policy also provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with the internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impracticable to separate these costs from normal maintenance activities. The Company amortizes internal use software typically over a three to five year life.
O. Computer Software to be Sold, Leased, or Otherwise Marketed
The Company’s policy provides for the capitalization of certain costs of computer software to be sold, leased, or otherwise marketed. The Company’s policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Maintenance-related costs are expensed as incurred.
Pursuant to this policy, the Company incurred expenses of $161.0 million, $170.1 million, and $165.7 million for fiscal 2016, 2015, and 2014, respectively. These expenses were classified within cost of revenues on the consolidated and combined statements of operations.
P. Foreign Currency
For foreign subsidiaries where the local currency is the functional currency, net assets are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation of such entities are included in accumulated other comprehensive income on the consolidated balance sheets. Currency transaction gains or losses relate to intercompany loans denominated in a currency other than that of the loan counterparty, which do not eliminate upon consolidation. Currency transaction gains or losses are included within other income, net on the consolidated and combined statements of operations.
Q. Fair Value Measurements
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

The Company determines the fair value of financial instruments in accordance with ASC 820, "Fair Value Measurements." This standard defines fair value and establishes a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 13), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of June 30, 2016 and 2015 was $748.5 million and $747.8 million, respectively, based on quoted market prices for the same or similar instruments compared to a carrying value of $750.0 million as of both June 30, 2016 and 2015. The term loan facilities and the senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
R. Concentrations
The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company maintains deposits in a diversified group of financial institutions, has not experienced any losses to date, and monitors the credit ratings of the primary depository institutions where deposits reside.
For fiscal 2016 and 2015, revenues to one customer represented approximately 11% and 10%, respectively, of the Company's revenues. No single customer accounted for more than 10% of total revenues during fiscal 2014. Accounts receivable from this customer represented approximately 17% and 10% of the Company's accounts receivable as of June 30, 2016 and 2015, respectively. Revenues and accounts receivable from this customer were primarily generated by the DM segment.

Note 3. New Accounting Pronouncements
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
The Company elected to adopt ASU 2015-17 during fiscal 2016 on a prospective basis. The Company concluded that the simplified presentation requirement permitted by ASU 2015-17 is preferable because the current and non-current classification does not necessarily reflect when the temporary difference will reverse and become a taxable or deductible item. As a result, deferred tax assets and liabilities are presented as long-term in the consolidated balance sheet as of June 30, 2016. Because ASU 2015-17 was adopted prospectively, the Company did not adjust the classification of deferred tax assets and liabilities in the consolidated balance sheet as of June 30, 2015. The consolidated balance sheet as of June 30, 2015 includes current deferred tax assets of $13.0 million, which are included within other current assets, and current deferred tax liabilities of $1.4 million, which are included within accrued expenses and other current liabilities.
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
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and classification on the statement of cash flows. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 with early adoption permitted. The Company intends to adopt ASU 2016-09 on July 1, 2016. Upon adoption, the Company intends to elect to account for forfeitures of stock-based compensation awards when they occur. Excess tax benefits and tax deficiencies will be recognized in the provision for income taxes on the consolidated statement of operations beginning July 1, 2016 and will be presented within operating activities in the consolidated statement of cash flows prospectively in fiscal 2017. In addition, the calculation of diluted shares outstanding under the treasury stock method will exclude excess tax benefits in future periods.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or operating lease that is not considered short-term. The accounting applied by lessors is largely consistent from the existing lease standard. ASU 2016-02 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018. The Company has obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While the Company is still evaluating the impact ASU 2016-02 will have on the consolidated results of operations, financial condition, or cash flows, the Company's financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for its facility and equipment leases.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2014-12 on July 1, 2016 will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). In July 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, this standard, and subsequent amendments thereto, will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. While the Company is currently evaluating the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows, the Company has concluded that it will adopt this standard on a modified retrospective basis, which results in a cumulative effect adjustment to retained earnings when the standard is adopted on July 1, 2018.

Note 4. Acquisitions and Divestiture
Acquisitions
RedBumper, LLC and NewCarIQ, LLC
On February 1, 2016, the Company acquired certain assets of RedBumper, LLC and NewCarIQ, LLC, providers of technology solutions for new and used car pricing. The Company had a pre-existing relationship with these entities under which CDK was a reseller of their products. The acquisitions were made pursuant to asset purchase agreements, which contain customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $32.4 million, which consists primarily of an initial cash price of $17.7 million and a liability for contingent consideration of $14.3 million. Contingent consideration payments occurring within three months following the acquisition date are classified within investing activities on the statement of cash flows; subsequent payments are included within financing activities. Accordingly, $0.4 million of contingent consideration payments made during the three months following the acquisition date are included in investing activities as cash paid for the acquisitions. The minimum contingent consideration payable under the asset purchase agreements is $14.7 million and is payable in installments over a four-year period; there is no maximum payment amount. The Company funded the initial payment with cash on hand.
The estimated fair value of acquired software intangible assets and other assets was $15.0 million and $0.6 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired assets of $16.8 million was allocated to goodwill. The acquired assets and goodwill are included in the ARNA segment. The software intangible assets will be amortized over a weighted-average useful life of 8 years. The goodwill recognized from these acquisitions reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development and bundling, as opposed to licensing these products for sale. The acquired goodwill is deductible for tax purposes.
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
AVRS, Inc.
On April 2, 2015, the Company, through its majority owned subsidiary, CVR, acquired AVRS, Inc. ("AVRS"), a provider of electronic vehicle registration software in California. The acquisition was made pursuant to an agreement of merger, which contains customary representations, warranties, covenants, and indemnities by the sellers and CVR. CVR acquired all of the outstanding stock of AVRS for an initial cash purchase price of $36.6 million, net of cash acquired of $4.4 million. The acquisition date fair value of total consideration to be transferred was $49.5 million, which includes a liability for contingent consideration of $3.9 million and a guaranteed payment to the sellers of $3.6 million, which were included within accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2015.
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

The intangible assets acquired primarily relate to customer lists, software, and trademarks, which will be amortized over a weighted-average useful life of 12 years. The goodwill resulting from this acquisition reflects expected synergies resulting from adding AVRS products and processes to CVR's current products and processes. This acquired goodwill is not deductible for tax purposes.
The pro forma effects of this acquisition are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
During fiscal 2016, the Company recognized a measurement period adjustment related to the acquisition of AVRS that resulted in a $3.0 million reduction of goodwill.
ServiceBook Pro and One-Eighty Corp
The Company acquired two businesses, ServiceBook Pro and One-Eighty Corp, during fiscal 2014 for approximately $12.5 million and $16.0 million, respectively, net of cash acquired. ServiceBook Pro provides service workflow solutions to automotive retailers and One-Eighty Corp provides cloud-based, mobile solutions to automotive retailers. Both businesses operate within the ARNA segment. The acquisitions were not significant to the Company’s results of operations, financial condition, or cash flows.
During fiscal 2014, the Company paid $10.0 million for acquisition-related contingencies related to the Autotegrity, Inc. acquisition and recorded an adjustment in selling, general and administrative expenses on the combined statement of operations to reduce the contingency by $5.6 million.

Divestiture

The Company evaluates its businesses periodically in order to improve efficiencies in its operations and focus on the more profitable lines of business. On May 21, 2015, the Company sold its internet sales leads business, which was comprised of Dealix Corporation and Autotegrity, Inc., and operated in the ARNA segment. The Company did not have significant continuing involvement following the sale. The sale of the internet sales leads business unit did not constitute a strategic shift that will have a major effect on the Company’s financial results and business activities. Accordingly, this disposal did not qualify for discontinued operations presentation. As a result of the sale, the Company recognized a loss of $0.8 million in selling, general and administrative expenses on the consolidated and combined statement of operations in fiscal 2015. In determining the loss on sale, $1.9 million of goodwill was allocated on a relative fair value basis comparing the fair value of the internet sales leads business to the fair value of the ARNA segment.

The following table summarizes revenues and earnings before taxes for the internet sales leads business unit:

	June 30,
	2015	2014
Revenues	$46.2	$70.9
Earnings before income taxes (1)	2.5	12.1
(1) Earnings before income taxes for the fiscal year ended June 30, 2015 includes the loss of $0.8 million.

Note 5. Restructuring

During fiscal 2015, the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company’s long-term business performance.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs, which include costs to terminate facility leases. The Company expects to incur total restructuring expenses under the business transformation plan of approximately $55.0 million through fiscal 2018. The Company will continue to evaluate its estimate of total restructuring expenses as it executes the business transformation plan. The Company recognized $20.2 million and $2.4 million of restructuring expenses for fiscal 2016 and 2015, respectively. Since the inception of the business transformation plan in fiscal 2015, the Company has recognized cumulative restructuring expenses of $22.6 million. Restructuring expenses are presented separately on the consolidated and combined statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2016 and 2015. The following table summarizes the fiscal 2016 activity for the restructuring accrual:

	Employee-Related Costs	Contract Termination Costs	Total
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	17.7	2.9	20.6
Cash payments	(10.6)	(2.0)	(12.6)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	(0.1)	—	(0.1)
Balance as of June 30, 2016	$9.0	$0.9	$9.9
The Company did not incur any restructuring expenses under a comparable business transformation plan during fiscal 2014.

Note 6. Stock-Based Compensation
Incentive Equity Awards Converted from ADP Awards
On October 1, 2014, ADP's outstanding equity awards for employees of the Company were converted into equity awards of CDK at a ratio of 2.757 CDK equity awards for every ADP equity award held immediately prior to the spin-off. The converted equity awards have the same terms and conditions as the ADP equity awards. As a result, the Company issued 2.3 million stock options with a weighted-average exercise price of $19.64, 0.7 million time-based restricted shares, and 0.2 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company's equity awards. As the conversion was considered a modification of an award in accordance with ASC 718, "Compensation - Stock Compensation," the Company compared the fair value of the award immediately prior to the spin-off to the fair value immediately after the spin-off to measure the incremental compensation cost. The fair values immediately prior to and after the spin-off were estimated using a binomial option-pricing model. The conversion resulted in an increase in the fair value of the awards by $1.4 million, which was recognized in full as of June 30, 2016.
Incentive Equity Awards Granted by the Company
The 2014 Omnibus Award Plan ("2014 Plan") provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. As of June 30, 2016, there were 7.4 million shares available for issuance under the 2014 Plan after considering awards granted by the Company and converted as a result of the spin-off from ADP. In fiscal 2016, the Company began reissuing treasury stock to satisfy issuances of common stock upon option exercise or vesting.
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Stock-based compensation primarily consisted of the following:
Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the date of grant. Stock options are issued under a graded vesting schedule with a term of ten years. Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Upon termination of employment, unvested stock options are evaluated for forfeiture or modification, subject to the terms of the awards and Company policies.

Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units generally vest over a two- to five-year period. Upon termination of employment, unvested awards are evaluated for forfeiture or modification, subject to the terms of the awards and Company policies.
Time-based restricted stock cannot be transferred during the vesting period. Compensation expense related to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Employees are eligible to receive dividends on the shares awarded under the time-based restricted stock program during the restricted period.
Time-based restricted stock units are primarily settled in cash, but may also be settled in stock. Compensation expense related to the issuance of time-based restricted stock units is recorded over the vesting period, and is initially based on the fair value of the award on the grant date. Cash settled, time-based restricted stock units are subsequently remeasured at each reporting date during the vesting period to the current stock value. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program during the restricted period.
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock generally vests over a one-year performance period and performance-based restricted stock units generally vest over a three-year performance period. Certain performance-based awards are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of the Company's common stock compared to a peer group of companies. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards." The probability associated with the achievement of performance conditions affects the vesting of the Company's performance-based awards. Expense is only recognized for those shares expected to vest. Upon termination of employment, unvested awards are evaluated for forfeiture or modification, subject to the terms of the awards and Company policies.
Performance-based restricted stock cannot be transferred during the vesting period. Compensation expense related to the issuance of performance-based restricted stock is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period.
Performance-based restricted stock units are settled in either cash or stock, depending on the employee’s home country, and cannot be transferred during the vesting period. Compensation expense related to the issuance of performance-based restricted stock units settled in cash is recorded over the vesting period, is initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date to the current stock value during the performance period. Compensation expense related to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date. Prior to settlement, dividend equivalents are paid on awards under the performance-based restricted stock unit program.
The following table represents stock-based compensation expense and the related income tax benefits for fiscal 2016, 2015, and 2014, respectively:

	June 30,
	2016	2015	2014
Cost of revenues	$6.2	$7.8	$7.0
Selling, general and administrative expenses	30.2	22.6	14.0
Total pre-tax stock-based compensation expense	$36.4	$30.4	$21.0

Income tax benefit	$12.9	$10.1	$7.4
Stock-based compensation expense for fiscal 2016 consisted of $31.4 million of expense related to equity-classified awards and $5.0 million of expense related to liability-classified awards. Stock-based compensation expense for fiscal 2016 includes $3.5 million of incremental stock-based compensation expense for awards that were modified or expense recognition was accelerated related to the Transition and Release Agreement entered into with Mr. Anenen on February 2, 2016. Stock-based compensation expense for fiscal 2015 consisted of $17.5 million of expense related to equity-classified awards, $7.5 million of expense related to liability-classified awards, and $5.4 million of expense allocated from ADP during fiscal 2015 prior to the spin-off.

As of June 30, 2016, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $1.0 million, $20.5 million, and $9.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years, 1.6 years, and 1.3 years, respectively.
The activity related to the Company's incentive equity awards for fiscal 2016 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding as of June 30, 2015	2,021	$24.88
Options granted	147	50.80
Options exercised	(400)	17.11
Options canceled	(174)	39.31
Options outstanding as of June 30, 2016	1,594	$27.64	6.6	$44.4

Vested and expected to vest as of June 30, 2016	1,589	$27.60	6.5	$44.3
Exercisable as of June 30, 2016	953	$21.97	5.6	$31.8
The Company received proceeds from the exercise of stock options of $6.7 million and $9.8 million during fiscal 2016 and 2015, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2016 and 2015 was approximately $12.4 million and $17.5 million, respectively.
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted shares/units as of June 30, 2015	967	$29.36	300	$31.12
Restricted shares/units granted	263	50.82	183	47.07
Restricted shares/units vested	(498)	26.65	(195)	31.11
Restricted shares/units forfeited	(116)	38.17	(17)	34.58
Non-vested restricted shares/units as of June 30, 2016	616	$40.93	271	$53.09
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted shares/units as of June 30, 2015	70	$25.90	222	$32.90
Restricted shares/units granted	—	—	425	50.25
Dividend equivalents	—	—	5	47.44
Restricted shares/units vested	(70)	25.90	(114)	39.63
Restricted shares/units forfeited	—	—	(62)	50.45
Non-vested restricted shares/units as of June 30, 2016	—	$—	476	$55.63

The Monte Carlo simulation model used to determine the grant date fair value of the three-year performance-based restricted stock units granted in fiscal 2016 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 31.5% and a risk-free interest rate of 1.1%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
The following table presents the assumptions used to determine the fair value of the stock options granted by the Company following the spin-off, converted from ADP awards to CDK awards at the time of the spin-off, and granted by ADP prior to the spin-off:

		Fiscal 2015
	Fiscal 2016	Post Spin-Off	Spin-Off Conversion	Fiscal 2014
Risk-free interest rate	1.8%	1.6%	1.1%	1.5% - 1.7%
Dividend yield	0.9%	1.1%	1.1%	2.3% - 2.4%
Weighted-average volatility factor	24.7%	25.6%	23.9%	23.8%
Weighted-average expected life (in years)	6.3	6.3	3.4	5.4
Weighted-average fair value (in dollars)	$12.55	$10.24	$12.50	$13.53

Note 7. Employee Benefit Plans
Defined Contribution Savings Plan. The Company's Board of Directors approved a CDK-sponsored defined contribution plan covering eligible full-time domestic employees of the Company after the spin-off date. This plan provides company matching contributions on a portion of employee contributions. In addition, this plan includes a transitional contribution for certain employees who were previously eligible to participate under ADP's domestic defined benefit plan since the Company did not adopt a similar plan. The costs recorded by the Company for this plan were $18.9 million and $12.4 million for fiscal 2016 and 2015, respectively.
Prior to the spin-off, most domestic employees were covered under ADP's defined contribution plan. This 401(k) plan provided company matching under various formulas. Costs allocated to the Company for domestic associates for fiscal 2015 prior to the spin-off and fiscal 2014 were $4.0 million and $12.4 million, respectively.
International Savings Plan. The Company’s foreign subsidiaries have retirement savings-type plans that cover certain international employees. The Company funds these retirement savings-type plans through periodic contributions under statutorily prescribed formulas. The Company’s expense for these plans was approximately $14.1 million, $12.9 million, and $12.5 million for fiscal 2016, 2015, and 2014, respectively.
Defined Benefit Pension Plans. Prior to the spin-off, certain employees of the Company were covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company were part of ADP’s Supplemental Officer Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans remained with ADP. Domestic pension expense allocated to the Company for fiscal 2015 prior to the spin-off and fiscal 2014 was $0.6 million and $3.0 million, respectively. SORP expense allocated to the Company for fiscal 2015 prior to the spin-off and fiscal 2014 was $0.4 million and $1.7 million, respectively. The Company did not adopt a defined benefit plan or SORP plan for CDK employees in connection with the spin-off.

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
The Company is generally required to indemnify ADP against any tax resulting from the spin-off (and against any claims made against ADP in respect of any tax imposed on its stockholders), in each case if that tax results from (i) an issuance of a significant amount of the Company's equity securities, a redemption of a significant amount of the Company's equity securities or the Company's involvement in other significant acquisitions of the Company's equity securities (excluding the spin-off), (ii) other actions or failures to act by the Company, or (iii) any of the Company's representations or undertakings referred to in the tax matters agreement being incorrect or violated. ADP will generally be required to indemnify the Company for any tax resulting from the spin-off if that tax results from (a) ADP's issuance of its equity securities, redemption of its equity securities, or involvement in other acquisitions of its equity securities, (b) other actions or failures to act by ADP, or (c) any of ADP's representations or undertakings referred to in the tax matters agreement being incorrect or violated.
The Company recognized receivables from ADP of $1.1 million and $0.5 million as of June 30, 2016 and 2015, respectively, and payables to ADP of $1.6 million and $3.7 million as of June 30, 2016 and 2015, respectively, under the tax matters agreement. In accordance with the tax matters agreement, the Company recognized a net gain of $2.6 million in fiscal 2016 in other income, net in the consolidated statement of operations associated with an indemnification receivable from ADP for pre spin-off tax periods and a net loss of $1.1 million in fiscal 2015 in other income, net in the consolidated and combined statement of operations associated with an indemnification payable to ADP for pre spin-off tax refunds.

Provision for Income Taxes
Prior to the spin-off, the provision for income taxes and the income tax balances were calculated as if the Company filed income tax returns separate from ADP. Subsequent to the spin-off, the provision for income tax and income tax balances represent the Company's income tax liabilities as an independent company.
Earnings before income taxes presented below is based on the geographic location to which such earnings were attributable.

	June 30,
	2016	2015	2014
Earnings before income taxes:
U.S.	$293.1	$224.7	$284.4
Foreign	76.0	75.2	68.9
	$369.1	$299.9	$353.3

The provision (benefit) for income taxes consisted of the following components:

	June 30,
	2016	2015	2014
Current:
Federal	$84.9	$104.6	$96.0
Foreign	24.5	18.3	20.3
State	16.5	16.0	16.6
Total current	125.9	138.9	132.9
Deferred:
Federal	(3.3)	(19.2)	(6.0)
Foreign	1.3	(2.3)	(7.7)
State	(1.6)	(3.8)	(1.8)
Total deferred	(3.6)	(25.3)	(15.5)
Total provision for income taxes	$122.3	$113.6	$117.4

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follows:

	June 30,
	2016	%	2015	%	2014	%
Provision for taxes at U.S. statutory rate	$129.2	35.0%	$105.0	35.0%	$123.7	35.0%
Increase (decrease) in provision from:
State taxes, net of federal benefit	9.7	2.6%	8.8	2.9%	10.0	2.8%
Noncontrolling interest	(2.5)	(0.7)%	(2.8)	(0.9)%	(2.8)	(0.8)%
Foreign tax rate differential	(7.8)	(2.1)%	(4.3)	(1.4)%	(3.3)	(0.9)%
Tax on repatriated foreign earnings	0.8	0.2%	—	—%	—	—%
Foreign tax credits	(1.5)	(0.4)%	(1.7)	(0.6)%	(2.1)	(0.6)%
Resolution of tax matters	—	—%	(3.4)	(1.1)%	(3.6)	(1.0)%
Non-deductible separation costs	—	—%	7.8	2.6%	3.2	0.9%
Tax law changes	—	—%	4.6	1.5%	—	—%
Capital losses	—	—%	(29.2)	(9.7)%	—	—%
Valuation allowances	1.1	0.3%	27.1	9.0%	(7.2)	(2.0)%
Domestic production activities deduction	(6.4)	(1.7)%	—	—%	—	—%
Pre spin-off tax return adjustments	(0.4)	(0.1)%	0.5	0.2%	—	—%
Other	0.1	—%	1.2	0.4%	(0.5)	(0.2)%
Provision for income taxes	$122.3	33.1%	$113.6	37.9%	$117.4	33.2%
During fiscal 2015 and 2014, the Company incurred non-deductible separation costs which unfavorably impacted the effective tax rate.
On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Among the changes included in the law was a provision allowing for additional first year depreciation for assets placed into service during calendar year 2015, commonly known as "bonus depreciation." The bonus depreciation provision related to pre spin-off tax periods for which ADP was entitled under the tax law and in accordance with the tax matters agreement to claim additional tax depreciation for assets associated with the Company's business. During fiscal 2015, the Company recorded tax expense of $4.6 million to adjust deferred taxes for the additional tax depreciation to be taken by ADP in pre spin-off tax periods.

The balance sheet classification and significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2016	2015
Classification:
Current deferred tax assets (included in other current assets)	$—	$13.0
Current deferred tax liabilities (included in accrued expenses and other current liabilities)	—	(1.4)
Long term deferred tax assets (included in other assets)	23.9	17.8
Long term deferred tax liabilities (included in deferred income taxes)	(46.9)	(58.2)
Net deferred tax liabilities	$(23.0)	$(28.8)

Components:
Deferred tax assets:
Accrued expenses	$15.4	$9.4
Compensation and benefits	57.7	41.2
Deferred revenue	57.6	32.0
Net operating losses	13.5	15.1
Capital losses	28.7	29.2
	172.9	126.9
Less: valuation allowances	(34.3)	(33.4)
Net deferred tax assets	138.6	93.5

Deferred tax liabilities:
Deferred expenses	76.6	54.5
Property, plant and equipment and intangible assets	76.5	62.5
Prepaid expenses	5.9	4.9
Other	2.6	0.4
Deferred tax liabilities	161.6	122.3
Net deferred tax liabilities	$(23.0)	$(28.8)
As discussed in Note 3, the Company adopted a new accounting standard in fiscal 2016 that requires non-current classification of all deferred tax assets and liabilities. The standard was adopted prospectively. Accordingly, the Company did not adjust the classification of deferred tax assets and liabilities in the consolidated balance sheet as of June 30, 2015.
Undistributed foreign earnings that the Company intends to indefinitely reinvest, and for which no taxes have been provided, aggregated to approximately $166.4 million as of June 30, 2016. During fiscal 2016, the Company concluded that $31.6 million of prior year earnings of certain foreign subsidiaries were no longer considered indefinitely reinvested and recognized income tax expense of $0.8 million for the associated foreign withholding and U.S. income taxes, net of foreign tax credits. The foreign earnings identified for repatriation during the third quarter of fiscal 2016 in order to manage worldwide cash in a tax-efficient manner were repatriated to the U.S. during the fourth quarter of fiscal 2016. The remaining foreign earnings are considered indefinitely reinvested since the Company's intent is to use these earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions, and the U.S. can meet its cash needs without repatriation of foreign cash.
The Company had federal net operating losses of approximately $7.2 million as of June 30, 2016 which expire in 2018 through 2035. The Company had federal capital losses of $75.5 million which expire in 2020 and state capital losses of $75.5 million which expire in 2020 through 2030. The Company had foreign net operating loss carryforwards of approximately $39.3 million as of June 30, 2016, of which $11.1 million expires in 2017 through 2035 and $28.2 million has an indefinite carryforward period.

Valuation Allowance
The Company recorded valuation allowances of $34.3 million and $33.4 million as of June 30, 2016 and 2015, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets.
During fiscal 2016, the Company determined that sufficient positive evidence did not exist to realize certain foreign deferred tax assets. Based on a three-year cumulative loss position and forecasts of future year pre-tax income, the Company increased the valuation allowance by $1.1 million in relation to these deferred tax assets. The valuation allowance for 2016 was also adjusted for current year deferred tax movements and foreign currency translation.
During fiscal 2015 and 2014, based on achieving three years of cumulative pre-tax income and forecasts of future pre-tax income, management determined that sufficient positive evidence existed to conclude that it is more likely than not that certain non-U.S. tax losses were realizable, and therefore, recorded tax benefits to adjust the valuation allowance by $2.7 million and $7.2 million, respectively.  In addition, tax expense was recorded to increase the deferred tax valuation allowance in fiscal 2015 by $29.2 million for capital losses realized on the internet sales leads business disposition. The Company concluded a full valuation allowance against the capital losses was necessary due to the short carryforward period and limitations on the Company's ability to utilize the losses to offset income. The net impact of the adjustments related to the deferred tax valuation allowance and the capital losses realized on the internet sales leads business disposition are included in the fiscal 2015 effective tax rate reconciliation. The valuation allowance for fiscal 2015 was also impacted by foreign currency translation.
Income tax payments, net of refunds were $109.4 million, $120.8 million, and $18.1 million for fiscal 2016, 2015, and 2014, respectively. The income tax payments exclude payments made by ADP prior to the spin-off on behalf of the Company as these amounts are recorded within group equity in the historical combined financial statements. Income tax payments paid by ADP on behalf of the Company were $20.3 million and $115.2 million for fiscal 2015 and 2014, respectively.
Unrecognized Income Tax Benefits
As of June 30, 2016, 2015, and 2014, the Company had unrecognized income tax benefits of $4.7 million, $1.9 million, and $0.2 million, respectively, of which $3.6 million, $1.6 million, and $0.2 million, respectively, would impact the effective tax rate, if recognized. The remainder, if recognized, would principally affect deferred taxes.
A roll-forward of unrecognized tax benefits is as follows:

	June 30,
	2016	2015	2014
Beginning of the year balance	$1.9	$0.2	$3.7
Additions for current year tax positions	1.9	0.6	—
Additions for tax positions of prior years	1.1	1.1	0.2
Reductions for tax positions of prior years	(0.1)	—	(3.7)
Settlement with tax authorities	—	—	—
Expiration of the statute of limitations	—	—	—
Impact of foreign exchange rate fluctuations	(0.1)	—	—
End of year balance	$4.7	$1.9	$0.2
During fiscal 2016 and 2015, the Company increased its unrecognized income tax benefits by $2.8 million and $1.7 million, respectively, based on information that indicated the extent to which certain tax positions were more likely than not to be sustained. Penalties and interest expense associated with uncertain tax positions have been recorded in the provision for income taxes on the consolidated and combined statements of operations. Penalties and interest incurred during fiscal 2016, 2015, and 2014 were not significant. As of June 30, 2016 and 2015, the Company had an insignificant amount of accrued penalty and interest associated with uncertain tax positions, which was included within other liabilities on the consolidated balance sheets.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years currently under examination vary by jurisdiction. The Company is included in the U.S. Internal Revenue Service ("IRS") examination of ADP's consolidated federal tax returns through the tax year ended September 30, 2014. In fiscal 2016, ADP reached agreement with the IRS regarding all outstanding audit issues for tax years through and including June 30, 2014, which did not have a material impact on the consolidated and combined financial statements of the Company. The Company is currently under examination by the IRS for the tax year ending June 30, 2015. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established a liability for unrecognized income tax benefits which it believes to be adequate in relation to the potential assessments. Once established, the liability for unrecognized tax benefits is adjusted when there is more information available, when an event occurs necessitating a change, or the statute of limitations for the relevant taxing authority to examine the tax position has expired.

Examinations currently in progress in which the Company has significant business operations are as follows:

Tax Jurisdictions	Fiscal Years Ended
U.S. (IRS)	9/30/2014 thru 6/30/2015
New Jersey	6/30/2008 thru 6/30/2011
Canada	6/30/2012 thru 6/30/2015
Kuwait	6/30/2011 thru 6/30/2012
Spain	6/30/2010

Based on the possible outcomes of the Company's tax audits and expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will change within the next twelve months. The associated net tax impact on the effective tax rate is estimated to be a $1.2 million tax benefit, with minimal cash payments.

Although the final resolution of the Company's tax disputes is uncertain, based on current information, the resolution of tax matters is not expected to have a material effect on the Company's consolidated financial condition, liquidity, or results of operations. However, an unfavorable resolution could have a material impact on the Company’s consolidated financial condition, liquidity, or results of operations in the periods in which the matters are ultimately resolved.

Note 9. Earnings per Share
The numerator for both basic and diluted earnings per share is net earnings attributable to CDK. The denominator for basic and diluted earnings per share is based upon the number of weighted-average shares of the Company's common stock outstanding during the reporting periods. Diluted earnings per share also reflects the dilutive effect of unexercised in-the-money stock options and unvested restricted stock. On September 30, 2014, ADP stockholders of record as of the close of business on September 24, 2014 received one share of the Company's common stock for every three shares of ADP common stock held as of the record date. For periods ended September 30, 2014 and prior, basic and diluted earnings per share were computed using the number of shares of the Company's stock outstanding on September 30, 2014, the date on which the Company's common stock was distributed to the stockholders of ADP. The same number of shares was used to calculate basic and diluted earnings per share for fiscal 2014 since there were no dilutive securities until after the spin-off.
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 6. Net earnings allocated to participating securities were not significant for fiscal 2016 and 2015.

The following table summarizes the components of basic and diluted earnings per share.

	June 30,
	2016	2015	2014
Net earnings attributable to CDK	$239.3	$178.4	$227.9

Weighted-average shares outstanding:
Basic	157.0	160.6	160.6
Effect of employee stock options	0.5	0.5	—
Effect of employee restricted stock	0.5	0.5	—
Diluted	158.0	161.6	160.6

Basic earnings attributable to CDK per share	$1.52	$1.11	$1.42
Diluted earnings attributable to CDK per share	$1.51	$1.10	$1.42

There were no options to purchase common stock or unvested restricted stock excluded from the calculation of diluted earnings per share for periods prior to the spin-off. The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	June 30,
	2016	2015
Stock-based awards	0.5	0.3

Note 10. Accounts Receivable, Net
Accounts receivable, net comprised of the following:

	June 30,
	2016	2015
Trade receivables	$359.6	$306.5
Lease receivables	13.0	14.9
Accounts receivable, gross	372.6	321.4
Less: allowances	7.1	6.8
Account receivable, net	$365.5	$314.6
The investment in lease receivables consisted of the following:

	June 30,
	2016	2015
Lease receivables, gross:
Minimum lease payments	$38.0	$51.6
Unearned income	(3.2)	(5.1)
	34.8	46.5
Less: lease receivables, current (included in accounts receivable, net)	13.0	14.9
Lease receivables, long-term (included in other assets)	$21.8	$31.6

Scheduled minimum payments on lease receivables as of June 30, 2016 were as follows:

Amount
Fiscal year ending 2017	$14.8
Fiscal year ending 2018	11.5
Fiscal year ending 2019	7.9
Fiscal year ending 2020	3.6
Fiscal year ending 2021	0.2
$38.0
The Company recognized interest income on sales-type leases of $2.4 million, $3.4 million, and $2.2 million, in fiscal 2016, 2015, and 2014, respectively, within other income, net on the consolidated and combined statements of operations.

Note 11. Property, Plant and Equipment, Net
Depreciation expense for property, plant and equipment was $35.1 million, $28.3 million, and $23.2 million for fiscal 2016, 2015, and 2014, respectively. Property, plant, and equipment at cost and accumulated depreciation consisted of the following:

	June 30,
	2016	2015
Property, plant and equipment:
Land and buildings	$38.7	$41.5
Data processing equipment	188.6	161.7
Furniture and fixtures, leasehold improvements, and other	86.2	81.8
Total property, plant and equipment	313.5	285.0
Less: accumulated depreciation	194.9	185.0
Property, plant and equipment, net	$118.6	$100.0

Note 12. Goodwill and Intangible Assets, Net
Changes in goodwill were as follows:

	Automotive Retail North America	Automotive Retail International	Digital Marketing	Total
Balance as of June 30, 2014	$400.1	$454.7	$376.1	$1,230.9
Additions (Note 4)	35.7	—	—	35.7
Sale of internet sales leads business (Note 4)	(1.9)	—	—	(1.9)
Currency translation adjustments	(3.6)	(51.2)	—	(54.8)
Balance as of June 30, 2015	430.3	403.5	376.1	1,209.9
Additions (Note 4)	16.8	—	—	16.8
Measurement period adjustment (Note 4)	(3.0)	—	—	(3.0)
Currency translation adjustments	(1.2)	(39.8)	—	(41.0)
Balance as of June 30, 2016	$442.9	$363.7	$376.1	$1,182.7

Components of intangible assets, net were as follows:

	June 30,
	2016			2015
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Customer lists	$175.5	$(117.5)	$58.0	$199.1	$(125.5)	$73.6
Software	141.0	(96.1)	44.9	115.6	(92.0)	23.6
Trademarks	25.0	(23.5)	1.5	25.0	(22.9)	2.1
Other intangibles	6.1	(2.7)	3.4	2.4	(2.4)	—
	$347.6	$(239.8)	$107.8	$342.1	$(242.8)	$99.3
In October 2014 following the spin-off from ADP, the Company evaluated its branding strategy and the trademark names under which each of its businesses will operate. The Company determined that the Cobalt trademark used by the DM segment will no longer be used. Therefore, the Company revised the estimated useful life assigned to the Cobalt trademark. The Company recognized accelerated amortization on the trademark of $15.6 million in cost of revenues during fiscal 2015. The effect of this change in estimate on both basic and diluted earnings per share, net of the related tax effect, was $0.06 for fiscal 2015.
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 6 years (7 years for customer lists, 4 years for software and software licenses, and 3 years for trademarks). Amortization of intangible assets was $28.9 million, $48.2 million, and $29.1 million for fiscal 2016, 2015, and 2014, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of June 30, 2016 were as follows:

Amount
Fiscal year ending 2017	$29.4
Fiscal year ending 2018	24.5
Fiscal year ending 2019	14.7
Fiscal year ending 2020	9.5
Fiscal year ending 2021	9.3
Thereafter	20.4
$107.8

Note 13. Debt
Debt comprised of the following:

	June 30,
	2016	2015
Revolving credit facility	$—	$—
2019 term loan facility	228.1	240.6
2020 term loan facility	243.8	—
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
Capital lease obligations	3.6	1.5
Unamortized debt financing costs	(8.4)	(8.0)
Total debt and capital lease obligations	1,217.1	984.1
Current maturities of long-term debt and capital lease obligations	26.8	13.0
Total long-term debt and capital lease obligations	$1,190.3	$971.1
Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of June 30, 2016 and 2015. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
The revolving credit facility is unsecured and loans thereunder bear interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.125% to 2.000% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of JPMorgan Chase Bank, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.125% to 1.000% per annum based on the Ratings. The unused portion of the revolving credit facility is subject to commitment fees ranging from 0.125% to 0.350% per annum based on the Ratings.
Term Loan Facilities
The Company has two five-year $250.0 million senior unsecured term loan facilities that mature on September 16, 2019 (the "2019 term loan facility") and December 14, 2020 (the "2020 term loan facility"), respectively. The Company entered into the 2020 term loan facility on December 14, 2015. Borrowings under the 2020 term loan facility were used for general corporate purposes, which included the repurchase of shares of the Company's common stock as part of the new return of capital plan and pursuant to the accelerated share repurchase ("December 2015 ASR") discussed further in Note 16. The 2019 term loan facility and 2020 term loan facility are together referred to as the "term loan facilities." The term loan facilities are both subject to amortization in equal quarterly installments of 1.25% of the aggregate original principal amount of the term loans made on the closing dates, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the term loan facilities was 1.97% as of June 30, 2016, and the interest rate for the 2019 term loan facility was 1.69% as of June 30, 2015.

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
Unamortized Debt Financing Costs
As of June 30, 2016 and 2015, gross debt issuance costs related to debt instruments were $11.1 million and $9.2 million, respectively, net of accumulated amortization of $2.7 million and $1.2 million, respectively. Additional debt issuance costs of $2.1 million were capitalized during fiscal 2016 for the 2020 term loan facility. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated and combined statement of operations.

The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of June 30, 2016 were as follows:

Amount
Fiscal year ending 2017	$26.8
Fiscal year ending 2018	26.6
Fiscal year ending 2019	25.2
Fiscal year ending 2020	453.1
Fiscal year ending 2021	193.8
Thereafter	500.0
Total debt and capital lease obligations	1,225.5
Unamortized deferred financing costs	(8.4)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$1,217.1

Note 14. Commitments and Contingencies
The Company has obligations under various operating lease agreements for facilities and equipment. Total expense under these agreements was approximately $49.3 million, $45.2 million, and $34.6 million in fiscal 2016, 2015, and 2014, respectively, with minimum commitments as of June 30, 2016 as follows:

Amount
Fiscal year ending 2017	$41.9
Fiscal year ending 2018	25.4
Fiscal year ending 2019	15.4
Fiscal year ending 2020	12.2
Fiscal year ending 2021	7.9
Thereafter	20.4
$123.2
In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.
As of June 30, 2016, the Company has purchase commitments and obligations related to royalty, purchase, and maintenance agreements on the Company's software, equipment, and other assets, of approximately $1.6 million which relates to fiscal year 2017.
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

Note 15. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' equity. The Company's other comprehensive income (loss) for fiscal 2016, 2015, and 2014 and AOCI balances as of June 30, 2016, 2015, and 2014 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $(45.8) million, $(34.1) million, and $42.6 million for fiscal 2016, 2015, and 2014, respectively. The accumulated balances reported in AOCI on the consolidated and combined balance sheets for currency translation adjustments were $5.8 million, $51.6 million, and $85.7 million as of June 30, 2016, 2015, and 2014, respectively.

Note 16. Share Repurchase Transactions
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
On December 14, 2015, the Company entered into an agreement for the December 2015 ASR to purchase $250.0 million of the Company's common stock. Under the terms of the December 2015 ASR, the Company made a $250.0 million payment on December 15, 2015 and received an initial delivery of approximately 4.3 million shares of the Company's common stock. On June 15, 2016, the Company received an additional 1.0 million shares of common stock in final settlement of the December 2015 ASR, for a total of 5.3 million shares. The value reflected in treasury stock upon completion of the December 2015 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is higher than the $250.0 million cash paid by $6.2 million.
On June 13, 2016, the Company entered into an accelerated share repurchase agreement ("June 2016 ASR" and together with the December 2015 ASR, the "ASRs") to purchase $300.0 million of the Company's common stock with cash on-hand. Under the terms of the June 2016 ASR, the Company made a $300.0 million payment on June 16, 2016 and received an initial delivery of approximately 4.3 million shares of the Company's common stock. The payment was recorded as a reduction to stockholders' equity, consisting of a $240.0 million increase to treasury stock, which reflects the value of the 4.3 million shares received upon initial settlement, and a $60.0 million decrease in additional paid-in-capital, which reflects the value of stock held back. The final settlement of the June 2016 ASR is expected to occur no later than the end of the Company's fiscal quarter ending September 30, 2016 and may result in the receipt or delivery of additional shares of common stock.
The final number of shares purchased under the ASRs is calculated based on the average of the daily volume-weighted average price of the Company's common stock during the term of the respective ASR transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the respective ASR agreement.

Note 17. Transactions with ADP
Prior to the spin-off, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided by ADP to the Company were operational and administrative infrastructure-related services, such as use of the e-mail domain “adp.com,” facilities sharing, procurement support, tax, human resources administrative services and services related to back office support, and software development in ADP's Indian facilities. Among the principal services to be provided by the Company to ADP were operational and administrative infrastructure-related services, such as facilities sharing and human resources administrative services. The agreement expired and services under it ceased on September 30, 2015, the one year anniversary of the spin-off.
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
The Company also entered into an employee matters agreement with ADP prior to the spin-off pursuant to which certain employee benefit matters will be addressed, such as the treatment of ADP options held by Company employees after the spin-off and the treatment of benefits for Company management employees who participate in and have accrued benefits under the ADP SORP. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which the Company's employees participate following the spin-off. ADP remains responsible for the payment of all benefits under the ADP plans.
For fiscal 2016 and the period from the date of spin-off through the end of fiscal 2015, the Company recorded $2.2 million and $8.6 million, respectively, of expenses related to the transition services agreement and $7.5 million and $9.2 million, respectively, of expenses related to the data services agreement in the accompanying financial statements. As of June 30, 2016 and 2015, the Company had amounts payable to ADP under the transition services and data services agreements of $0.1 million and $7.8 million, respectively.
Refer to Note 8 for further information on the tax matters agreement with ADP.

Note 18. Financial Data by Segment
The Company managed its business operations through strategic business units during fiscal 2016 and prior. The Company's reportable segments represent its strategic business units, or operating segments, which include: ARNA, ARI, and DM. The primary components of the Other segment are corporate allocations and other expenses not recorded in the segment results, such as corporate costs, separation costs, stock-based compensation expense, interest expense, costs attributable to the business transformation plan, the trademark royalty fee charged by ADP prior to the spin-off, and certain unallocated expenses. Certain expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility.
During fiscal 2016, the Company began to report segment revenues and earnings before income taxes using actual foreign exchange rates. Previously, the Company's revenues and earnings before income taxes for each segment were adjusted to reflect budgeted foreign exchange rates, which resulted in a reconciling item for foreign exchange so as to present segment results on a consistent basis without the impact of fluctuations in foreign currency exchange rates. Reportable segment information for fiscal 2015 and 2014 has been updated to conform to the new presentation and the effect of foreign exchange now resides within each reportable segment's revenues and earnings before income taxes.

	Automotive Retail North America	Automotive Retail International	Digital Marketing (1)	Other (2) (3)	Total
Year ended June 30, 2016
Revenues	$1,352.8	$313.6	$448.2	$—	$2,114.6
Earnings before income taxes	450.4	61.1	58.4	(200.8)	369.1
Assets	1,019.5	539.4	529.3	276.8	2,365.0
Capital expenditures	36.8	8.3	0.6	5.1	50.8
Depreciation and amortization	34.6	12.5	8.4	8.5	64.0

Year ended June 30, 2015
Revenues	$1,331.4	$319.2	$412.9	$—	$2,063.5
Earnings before income taxes	386.1	47.3	24.5	(158.0)	299.9
Assets	957.2	595.4	501.0	464.9	2,518.5
Capital expenditures	30.7	7.1	1.4	4.8	44.0
Depreciation and amortization	33.8	15.0	26.1	1.6	76.5

Year ended June 30, 2014
Revenues	$1,267.8	$335.5	$373.2	$—	$1,976.5
Earnings before income taxes	360.0	45.7	25.6	(78.0)	353.3
Assets	925.2	709.0	523.8	440.6	2,598.6
Capital expenditures	22.4	13.1	1.1	—	36.6
Depreciation and amortization	28.2	13.1	11.0	—	52.3
(1) DM includes $15.6 million of accelerated amortization in fiscal 2015 attributable to the Cobalt trademark.
(2) Other includes $34.6 million and $9.3 million of separation costs in fiscal 2015 and 2014, respectively. The Company did not incur separation costs in fiscal 2016.
(3) Other also includes $20.2 million and $2.4 million of restructuring expenses related to the business transformation plan in fiscal 2016 and 2015, respectively.
Revenues and property, plant and equipment, net by geographic area were as follows:

	United States	Europe	Canada	Other	Total
Year ended June 30, 2016
Revenues	$1,706.4	$227.8	$94.5	$85.9	$2,114.6
Property, plant and equipment, net	91.2	15.3	2.1	10.0	118.6

Year ended June 30, 2015
Revenues	$1,641.1	$226.2	$102.9	$93.3	$2,063.5
Property, plant and equipment, net	72.7	16.2	0.4	10.7	100.0

Year ended June 30, 2014
Revenues	$1,547.5	$250.4	$92.1	$86.5	$1,976.5
Property, plant and equipment, net	56.3	20.5	0.9	4.9	82.6
Effective July 1, 2016, the Company executed a comprehensive plan to streamline its organization that will enable it to deliver an improved customer experience, create significant efficiencies, and better align it to implement the business transformation plan. The Company reorganized into two main operating groups: CDK North America and CDK International.

In connection with this reorganization, our operating segments have changed. The Company will revise prior period segment data to conform to the new segment reporting structure in future filings.

Note 19. Quarterly Financial Results (Unaudited)
Summarized quarterly results of operations for the fiscal 2016 and 2015 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2016
Revenues	$514.6	$520.1	$537.7	$542.2
Gross profit (1)	203.8	218.9	221.9	226.6
Earnings before income taxes	95.8	106.8	78.6	87.9
Net earnings	61.2	69.7	55.7	60.2
Net earnings attributable to noncontrolling interest	2.2	1.5	1.9	1.9
Net earnings attributable to CDK	59.0	68.2	53.8	58.3
Basic earnings attributable to CDK per share	$0.37	$0.43	$0.35	$0.38
Diluted earnings attributable to CDK per share	$0.37	$0.43	$0.34	$0.37

Year ended June 30, 2015
Revenues	$517.0	$517.0	$526.4	$503.1
Gross profit (1)	205.5	193.7	204.6	186.5
Earnings before income taxes	64.5	77.1	91.0	67.3
Net earnings	41.0	44.4	58.2	42.7
Net earnings attributable to noncontrolling interest	2.0	2.0	1.9	2.0
Net earnings attributable to CDK	39.0	42.4	56.3	40.7
Basic earnings attributable to CDK per share	$0.24	$0.26	$0.35	$0.25
Diluted earnings attributable to CDK per share	$0.24	$0.26	$0.35	$0.25

(1) Gross profit is calculated as revenues less cost of revenues.

CDK Global, Inc.
Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at beginning of period	Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period
Year ended June 30, 2016
Accounts receivable allowances	$6.8	$2.3		$(0.1)		$(1.9)	(1)	$7.1
Deferred tax valuation allowance	33.4	1.1		(0.2)	(2)	—		34.3
Year ended June 30, 2015
Accounts receivable allowances	$12.2	$(2.8)		$(0.5)	(3)	$(2.1)	(1)	$6.8
Deferred tax valuation allowance	7.1	29.8	(4)	(0.8)	(2)	(2.7)		33.4
Year ended June 30, 2014
Accounts receivable allowances	$11.4	$3.3		$—		$(2.5)	(1)	$12.2
Deferred tax valuation allowance	15.1	0.3		(0.4)	(2)	(7.9)		7.1

(1) Doubtful accounts written off, less recoveries on accounts previously written off.
(2) Includes amounts related to foreign exchange fluctuations.
(3) Includes amounts written off as a result of divestitures and amounts related to foreign exchange fluctuations.
(4) Primarily relates to the full valuation allowance recognized for capital losses realized on the internet sales leads business disposition further discussed in Note 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2016.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2016. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, and positions are as follows:

Name	Age*	Position(s)
Brian P. MacDonald	50	President, Chief Executive Officer and Director
Alfred A. Nietzel	54	Executive Vice President, Chief Financial Officer
Robert N. Karp	55	President, CDK North America
Andrew Dean	59	President, CDK International
Scott L. Mathews	58	Executive Vice President, North America Sales
Yvonne M. Surowiec	55	Executive Vice President, Chief People Officer
Malcolm Thorne	44	Executive Vice President, Global Chief Strategy Officer
Lee J. Brunz	46	Executive Vice President, General Counsel and Secretary
Rajiv K. Amar	49	Executive Vice President, Chief Technology Officer
Dan Flynn	46	Executive Vice President, Business Transformation
Dean Crutchfield	55	Executive Vice President, Chief Information Officer
* As of June 30, 2016
Brian P. MacDonald is our President, Chief Executive Officer and a Director of CDK Global, Inc. Mr. MacDonald assumed the role of President on January 1, 2016 and the role of Chief Executive Officer on March 8, 2016. Prior to joining CDK, Mr. MacDonald served as President and Chief Executive Officer of Hertz Rental Equipment Corporation, and, from September 2014 to November 2014, as interim Chief Executive Officer of Hertz Corporation. Prior to Hertz, Mr. MacDonald served as President and Chief Executive Officer of ETP Holdco Corp., an entity formed following Energy Transfer Partners' $5.3 billion acquisition of Sunoco, Inc. in 2012, where Mr. MacDonald had served as Chairman, President and Chief Executive Officer prior to ETP's acquisition of Sunoco. During his tenure at Sunoco, the company undertook a substantial restructuring to strengthen and transform the organization and better position it for growth. Sunoco exited unprofitable operations, significantly reduced costs, improved efficiencies, and refocused on established high-return businesses. Mr. MacDonald has also held executive management roles at Dell, General Motors Corporation, and Isuzu Motors Limited.
Mr. MacDonald also serves on the board of directors of Computer Sciences Corporation and previously served on the board of directors of Sunoco and Sunoco Logistics from March 2012 to October 2012 and October 2009 to October 2012, respectively, and on the board of directors of Ally Financial, Inc. from May 2013 to July 2014 following his appointment by the U.S. Department of the Treasury.
Alfred A. Nietzel has served as our Chief Financial Officer since the spin-off. Prior to the spin-off, Mr. Nietzel served as the Chief Financial Officer and Chief Administrative Officer for the Dealer Services division of ADP. Mr. Nietzel was with ADP since 2001 and has served as Senior Vice President, Chief Financial Officer for Dealer Services, Chief Financial Officer for Employer Services Division, and ADP’s Corporate Controller. Prior to joining ADP, Mr. Nietzel served for 17 years with Gillette in numerous financial management roles in the United States, United Kingdom, and Australia.
Robert N. Karp has served as our President, CDK North America since July 1, 2016. From the spin-off through June 30, 2016, Mr. Karp served as our President, Automotive Retail North America. Prior to the spin-off, Mr. Karp served as the Senior Vice President, North America Operations and Sales for Dealer Services division of ADP. Mr. Karp joined ADP Dealer Services in 1994. He has held a variety of roles within ADP Dealer Services, including Senior Vice President, eCommerce, Senior Vice President, North America Operations, Vice President, Strategic Accounts, Vice President, Alliance Segment, and Vice President, Client Relations. Prior to joining ADP Dealer Services, Mr. Karp held various general management and operations roles with IBM and PRC Corporation.
Andrew Dean has served as our President, CDK International since July 1, 2016. From the spin-off through June 30, 2016, Dr. Dean served as our President, Automotive Retail International. Prior to the spin-off, Dr. Dean served as President for ADP Dealer Services International. Dr. Dean joined the Dealer Services division of ADP in December 2005 following the acquisition of Kerridge Computer Company Limited. Prior to joining the Dealer Services division of ADP, he was a Director of Kerridge, joining in 2002, managing their services business. Since joining the Dealer Services division of ADP in 2005, he has held positions of increasing responsibility, including General Manager of Russia and the Middle East and Vice President of the U.K. and Ireland, until he was promoted to his current role in May 2011.
Scott L. Mathews has served as our Executive Vice President, North America Sales since July 1, 2016. From the spin-off through June 30, 2016, Mr. Mathews served as our President, Digital Marketing. Prior to the spin-off, Mr. Mathews served as the Senior Division Vice President & General Manager for the Digital Marketing business of the Dealer Services division of ADP. Mr. Mathews joined the Dealer Services division of ADP in August 2010 following the acquisition of Cobalt Holding Company. Prior to joining the Dealer Services division of ADP, he served as Executive Vice President & General Manager of Cobalt from 2005 and as Cobalt’s Chief Operating Officer from 2002 to 2005.
Yvonne M. Surowiec has served as our Chief People Officer since the spin-off. Prior to the spin-off, Ms. Surowiec served as Vice President, Global Talent & Learning for ADP since 2013. Previously, Ms. Surowiec served in roles with ADP as Division Vice President of Human Resources, SBS, TotalSource and Retirement Services from 2009 to 2013 and Division Vice President of Human Resources, NAS and ES International from 2008 to 2009. Prior to joining ADP, Ms. Surowiec held a variety of management positions with AT&T, including District Manager, HR Mergers and Acquisitions.
Malcolm Thorne has served as our Global Chief Strategy Officer since the spin-off. Prior to the spin-off, Mr. Thorne served as Global Chief Strategy Officer for the Dealer Services division of ADP. Previously, Mr. Thorne served as Division Vice President, Marketing, Strategy & Business Development, and Dealer Services International from 2011 to 2014. Prior to joining the Dealer Services division of ADP, Mr. Thorne was President of Synergy Consulting Group, a provider of strategy consulting services from 2009 to 2011 as well as a lecturer in marketing and strategy at the University of Wisconsin School of Business from 2009 to 2010.
Lee J. Brunz has served as our General Counsel and Secretary since the spin-off. Prior to the spin-off, Mr. Brunz served as Vice President, Counsel for the Digital Marketing business of the Dealer Services division of ADP since Dealer Services’ 2010 acquisition of Cobalt Holding Company. Prior to joining the Dealer Services division of ADP, he served as Vice President, Finance & General Counsel of Cobalt from 2008 to 2010 and as Vice President & General Counsel from 2004 to 2008.
Rajiv K. Amar is our Chief Technology Officer, after serving as Division Vice President for Development since joining CDK in 2014. Prior to joining CDK, Mr. Amar was Senior Director of Research and Development for Sage Software Inc. from 2012 to 2014. He also previously held the role of Director of Product Development and Engineering with Serena Software Inc. from 2008 to 2012.
Dan Flynn is our Executive Vice President of Business Transformation since joining CDK in February 2016. Prior to joining CDK, Mr. Flynn served as the Senior Vice President, North America Rent A Car Operations at Hertz from 2014 through 2016. He previously served as Regional Vice President, Southeast Region and Separation Management Office, for Hertz Equipment Rental Corporation. Mr. Flynn had extensive process and operational management responsibilities at Hertz, and led company-wide, Lean Six Sigma-based process improvement initiatives from 2007 to 2012 in various leadership roles.
Dean Crutchfield is our Executive Vice President and Chief Information Officer since joining CDK in June 2016. Prior to joining CDK, Mr. Crutchfield served as the Chief Information Officer of Zebra Technologies from 2013 to 2016. He also previously held information technology leadership roles at Dell from 1999 to 2013.
Directors, Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2016. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
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

Item 11. Executive Compensation
The information required by this item will be set forth under the caption "Compensation of Executive Officers" and "Compensation Discussion and Analysis" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2016. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2016. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2016. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth under the caption "Fees of Independent Accounting Firm" under "Independent Accounting Firm Independence and Fee Pre-Approval Policies and Procedures" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2016. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Part IV
Item 15.  Exhibits, Financial Statement Schedules
The following documents are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K:

1.	Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated and Combined Statements of Operations for the years ended June 30, 2016, 2015, and 2014
Consolidated and Combined Statements of Comprehensive Income for the years ended June 30, 2016, 2015, and 2014
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated and Combined Statements of Cash Flows for the years ended June 30, 2016, 2015, and 2014
Consolidated and Combined Statements of Equity for the years ended June 30, 2016, 2015, and 2014
Notes to the Consolidated and Combined Financial Statements

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts.
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of CDK Global, Inc.	8-K	1-36486	3.1	10/1/2014
3.2	By-laws of CDK Global, Inc.	8-K	1-36486	3.2	10/1/2014
4.1	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 3.30% Senior Notes due 2019 were issued	8-K	1-36486	4.1	10/17/2014
4.2	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.50% Senior Notes due 2024 were issued	8-K	1-36486	4.2	10/17/2014
10.1	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.1	9/9/2015
10.2	Form of UK Sub-Plan Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.2	9/9/2015
10.3	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.3	9/9/2015
10.4	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K	1-36486	10.4	9/9/2015
10.5	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Management Compensatory Plan)	8-K/A	1-36486	10.5	9/22/2015
10.6	2014 Omnibus Award Plan	DEF 14A	1-36486	Appendix A	9/22/2015
10.7	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director)	10-Q	1-36486	10.7	11/3/2015

10.8	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director)	10-Q	1-36486	10.8	11/3/2015
10.90	Employment Agreement, dated December 11, 2015, between CDK Global, Inc. and Brian P. MacDonald (Management Compensatory Plan)	8-K	1-36486	10.1	12/11/2015
10.1	Credit Agreement, dated December 14, 2015, between CDK Global, Inc. and Bank of America, N.A.	8-K	1-36486	10.1	12/14/2015
10.11	Transition and Release Agreement dated February 2, 2016, between CDK Global, Inc. and Steven J. Anenen	10-Q	1-36486	10.6	2/3/2016
10.12	CDK Global, Inc. Corporate Officer Severance Plan (Management Compensatory Plan)	10-Q	1-36486	10.7	2/3/2016
10.13	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.8	2/3/2016
10.14	UK Tax Advantaged Sub-Plan Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.9	2/3/2016
10.15	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.10	2/3/2016
10.16	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.11	2/3/2016
10.17	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.12	2/3/2016
10.18	UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.1	1/26/2015
10.19	Form of Stock Option Agreement Under the UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.2	1/26/2015
10.20	Second Amended and Restated Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)					X
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	August 9, 2016	/s/ Alfred A. Nietzel Alfred A. Nietzel

Executive Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian P. MacDonald	President, Chief Executive Officer and Director (principal executive officer)	August 9, 2016
Brian P. MacDonald
/s/ Alfred A. Nietzel	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	August 9, 2016
Alfred A. Nietzel
/s/ Leslie A. Brun	Director	August 9, 2016
Leslie A. Brun
/s/ Willie A. Deese	Director	August 9, 2016
Willie A. Deese
/s/ Amy J. Hillman	Director	August 9, 2016
Amy J. Hillman
/s/ Stephen A. Miles	Director	August 9, 2016
Stephen A. Miles
/s/ Robert E. Radway	Director	August 9, 2016
Robert E. Radway
/s/ Frank S. Sowinski	Director	August 9, 2016
Frank S. Sowinski
/s/ Robert M. Tarkoff	Director	August 9, 2016
Robert M. Tarkoff