Form 10-Q
period 2016-09-30
CDK Global, Inc.
filed 2016-11-02
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2016 was 149,502,299.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Revenues	$550.7	$514.6

Expenses:
Cost of revenues	315.1	310.8
Selling, general and administrative expenses	113.7	97.4
Restructuring expenses	1.1	1.9
Total expenses	429.9	410.1
Operating earnings	120.8	104.5

Interest expense	(10.7)	(9.3)
Other income, net	1.8	0.6

Earnings before income taxes	111.9	95.8

Provision for income taxes	(32.7)	(34.6)

Net earnings	79.2	61.2
Less: net earnings attributable to noncontrolling interest	2.3	2.2
Net earnings attributable to CDK	$76.9	$59.0

Net earnings attributable to CDK per common share:
Basic	$0.51	$0.37
Diluted	$0.51	$0.37

Weighted-average common shares outstanding:
Basic	150.2	159.2
Diluted	151.7	160.7

Dividends declared per common share	$0.135	$0.120

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net earnings	$79.2	$61.2
Other comprehensive income (loss):
Currency translation adjustments	(4.1)	(16.8)
Other comprehensive income (loss)	(4.1)	(16.8)
Comprehensive income	75.1	44.4
Less: comprehensive income attributable to noncontrolling interest	2.3	2.2
Comprehensive income attributable to CDK	$72.8	$42.2

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	September 30,	June 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$245.6	$219.1
Accounts receivable, net of allowances of $7.4 and $7.1, respectively	371.2	365.5
Other current assets	148.9	154.1
Total current assets	765.7	738.7
Property, plant and equipment, net	122.4	118.6
Other assets	208.4	217.2
Goodwill	1,179.3	1,182.7
Intangible assets, net	103.8	107.8
Total assets	$2,379.6	$2,365.0

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$26.8	$26.8
Accounts payable	30.2	38.8
Accrued expenses and other current liabilities	185.0	165.3
Accrued payroll and payroll-related expenses	82.3	115.3
Short-term deferred revenues	168.1	177.2
Total current liabilities	492.4	523.4
Long-term debt and capital lease obligations	1,184.1	1,190.3
Long-term deferred revenues	152.7	157.7
Deferred income taxes	52.2	46.9
Other liabilities	71.1	70.5
Total liabilities	1,952.5	1,988.8

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 149.5 and 150.1 shares, respectively	1.6	1.6
Additional paid-in-capital	679.5	640.7
Retained earnings	294.9	238.3
Treasury stock, at cost: 10.8 and 10.2 shares, respectively	(566.3)	(526.6)
Accumulated other comprehensive income	1.7	5.8
Total CDK stockholders' equity	411.4	359.8
Noncontrolling interest	15.7	16.4
Total equity	427.1	376.2
Total liabilities and equity	$2,379.6	$2,365.0

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$79.2	$61.2
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	17.1	14.0
Deferred income taxes	6.9	17.9
Stock-based compensation expense	9.8	5.8
Other	1.5	(4.9)
Changes in operating assets and liabilities:
Increase in accounts receivable	(6.8)	(21.6)
Decrease (increase) in other assets	10.0	(21.4)
Decrease in accounts payable	(5.0)	(1.9)
Decrease in accrued expenses and other liabilities	(25.9)	(43.9)
Net cash flows provided by operating activities	86.8	5.2

Cash Flows from Investing Activities:
Capital expenditures	(16.8)	(8.1)
Capitalized software	(2.1)	(1.1)
Contributions to investments	—	(6.7)
Proceeds from investments	2.0	—
Net cash flows used in investing activities	(16.9)	(15.9)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(6.6)	(3.3)
Dividends paid to stockholders	(20.2)	(19.2)
Repurchases of common stock	—	(11.0)
Proceeds from exercises of stock options	1.1	1.5
Excess tax benefit from stock-based compensation awards	—	5.9
Withholding tax payments for stock-based compensation awards	(10.3)	(8.4)
Dividend payments of CVR to noncontrolling owners	(3.0)	—
Acquisition-related payments	(4.8)	—
Recovery of dividends paid (Note 1E)	—	0.4
Net cash flows used in financing activities	(43.8)	(34.1)

Effect of exchange rate changes on cash and cash equivalents	0.4	(3.8)

Net change in cash and cash equivalents	26.5	(48.6)

Cash and cash equivalents, beginning of period	219.1	408.2

Cash and cash equivalents, end of period	$245.6	$359.6

	Three Months Ended
	September 30,
	2016	2015
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$8.7	$37.4
Interest	2.4	1.0
Non-cash transactions:
Non-cash settlement of common stock	$56.9	$—

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2016	160.3	$1.6	$640.7	$238.3	$(526.6)	$5.8	$359.8	$16.4	$376.2
Net earnings	—	—	—	76.9	—	—	76.9	2.3	79.2
Foreign currency translation adjustments	—	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Stock-based compensation expense and related dividend equivalents	—	—	8.3	(0.1)	—	—	8.2	—	8.2
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(26.4)	—	17.2	—	(9.2)	—	(9.2)
Cash dividends paid to stockholders	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Repurchases of common stock	—	—	56.9	—	(56.9)	—	—	—	—
Dividend payments of CVR to noncontrolling owners	—	$—	$—	$—	$—	$—	$—	$(3.0)	$(3.0)
Balance as of September 30, 2016	160.3	$1.6	$679.5	$294.9	$(566.3)	$1.7	$411.4	$15.7	$427.1

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
(Unaudited)
Note 1. Basis of Presentation
A. Description of Business
CDK Global, Inc. (the "Company" or "CDK") is a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. The Company’s solutions automate and integrate all parts of the buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles.
Effective July 1, 2016, the Company executed a comprehensive reorganization to streamline its organization that will enable it to deliver an improved customer experience, create significant efficiencies, and better align it to implement the ongoing business transformation plan discussed further in Note 3. The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America, and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 13 for further information.
B. Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenues, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.
The accompanying condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
C. Significant Accounting Policies
Revenue Recognition. The Company recognizes software revenues in accordance with Accounting Standards Codification (“ASC”) 985-605, “Software - Revenue Recognition,” and non-software related revenue, including Software-as-a-Service (“SaaS”), in accordance with ASC 605, "Revenue Recognition" ("ASC 605").
The Company generates revenues from four categories: subscription, digital advertising, transactional services, and other. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenues.
Subscription. In the Retail Solutions North America (“RSNA”) and CDK International (“CDKI”) segments, CDK provides software and technology solutions for automotive retailers and OEMs, which includes:

•
Dealer Management Systems (“DMSs”) and layered applications, where the software may be installed onsite at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;

•	Interrelated services such as installation, initial training, and data updates;

•	Websites, search marketing, and reputation management services (RSNA only); and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists.
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
Advertising services. In the Advertising North America (“ANA”) segment, the Company receives revenues from the placement of internet advertising for automotive retailers and OEMs. Advertising revenues are recognized when the services are rendered.
Transaction revenues. In the RSNA segment, the Company receives fees per transaction for providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, and automotive equity mining. Revenue is recognized at the time the services are rendered. Transaction revenues are recorded in revenues gross of costs incurred for credit report processing, vehicle registrations, and automotive equity mining as the Company is contractually responsible for providing the service, software, and/or connectivity to the customers, and therefore, the Company is the primary obligor under ASC 605.
Other. The Company provides consulting and professional services and sells hardware such as laser printers, networking and telephony equipment, and related items. These revenues are recognized upon their delivery or service completion.
Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the condensed consolidated balance sheets were $102.2 million and $104.0 million as of September 30, 2016 and June 30, 2016, respectively. Long-term deferred costs classified within other assets on the condensed consolidated balance sheets were $132.1 million and $135.5 million as of September 30, 2016 and June 30, 2016, respectively.
Goodwill. The Company tests for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. In July 2016, the Company revised its reportable segments and reporting units because of the changes to the way in which the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance. Due to the change in organization structure, the Company expanded its reporting units from three to five.
The Company tests impairment by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, the Company then compares the implied fair value of the Company's goodwill to the carrying amount in order to determine the amount of the impairment, if any.
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
Pursuant to this policy, the Company recognized expenses of $38.7 million and $39.5 million for the three months ended September 30, 2016 and 2015, respectively. These expenses were classified within cost of revenues on the condensed consolidated statements of operations.
Stock-Based Compensation. Certain of the Company's employees (a) have been granted stock options to purchase shares of the Company’s common stock and (b) have been granted restricted stock or restricted stock units under which shares of the Company's common stock vest based on the passage of time or achievement of performance and market conditions.

The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of peer companies. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
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
Upon adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" the Company no longer estimates its forfeiture rate in order to record stock compensation expense. The Company now records the impact of forfeitures on stock compensation expense in the period the forfeitures occur.
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 6), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of September 30, 2016 was $754.9 million based on quoted market prices for the same or similar instruments and the carrying value was $750.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
D. Spin-off
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. (“ADP”) approved the spin-off of the Dealer Services business of ADP. On September 30, 2014, the spin-off became effective and ADP distributed 100% of the Company's common stock to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Concurrent with the spin-off, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Notes 8 and 12 for further information.
E. Spin-off Common Stock Issued
During the three months ended September 30, 2015, the Company became aware that 1.0 million shares of common stock were inadvertently issued and distributed to ADP at the spin-off with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million shares. In addition, dividends paid to stockholders in fiscal 2016 were overstated by $0.4 million. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations, financial condition, or cash flows. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014 and the Company recovered the $0.4 million of cumulative dividends paid on such shares, thereby increasing the Company's retained earnings. The effects of these adjustments were reflected in the accompanying financial statements for the three months ended September 30, 2015.

Note 2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 includes provisions to simplify several aspects of accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liability, and classification on the statement of cash flows. ASU 2016-09 includes a requirement that the tax effect related to the settlement of share-based awards be recorded within income tax expense or benefit in the income statement. The simplification of income tax accounting for share-based payment transactions also impacts the computation of weighted-average diluted shares outstanding under the treasury stock method. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt ASU 2016-09 during the three months ended September 30, 2016 and the impact of the adoption resulted in the following:

•
The Company elected to account for forfeitures of stock-based compensation awards when they occur. This adoption did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

•
The Company recorded a tax benefit of $5.7 million within provision for income taxes for the three months ended September 30, 2016, related to excess tax benefits on stock options, restricted stock, and restricted stock units. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in capital. This change will result in increased volatility in the Company's effective tax rate.

•
In addition, ASU 2016-09 modifies the classification of certain share-based payment activities within the statements of cash flows. Under ASU 2016-09, excess tax benefits from share-based arrangements are classified within cash flow from operations, rather than as cash flow from financing activities. The Company applied this provision on a prospective basis and the prior period statement of cash flows was not adjusted.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)." ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted ASU 2014-12 during the three months ended September 30, 2016. This adoption did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 addresses eight specific cash flow issues where there is diversity in practice in how these certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2017. The adoption of ASU 2016-15 will not have a material impact on the Company's statement of consolidated cash flows.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or operating lease that is not considered short-term. The accounting applied by lessors is largely consistent with the existing lease standard. ASU 2016-02 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018. The Company has obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. While the Company is still evaluating the impact that ASU 2016-02 will have on the consolidated results of operations, financial condition, or cash flows, the Company's financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for its facility and equipment leases.
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
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company currently estimates total restructuring expenses under the business transformation plan of approximately $55.0 million through fiscal 2018. The Company will continue to evaluate its estimate of total restructuring expenses as it executes the business transformation plan. The Company recognized $1.1 million and $1.9 million of restructuring expenses for the three months ended September 30, 2016 and 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $23.7 million. Restructuring expenses are presented separately on the consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2016 and June 30, 2016. The following table summarizes the activity for the restructuring accrual for the three months ended September 30, 2016:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Charges	1.1	—	1.1
Cash payments	(5.0)	(0.2)	(5.2)
Balance as of September 30, 2016	$5.1	$0.7	$5.8

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 7. Net earnings allocated to participating securities were not significant for the three months ended September 30, 2016 and 2015.

The following table summarizes the components of basic and diluted earnings per share.

	Three Months Ended
	September 30,
	2016	2015
Net earnings attributable to CDK	$76.9	$59.0

Weighted-average shares outstanding:
Basic	150.2	159.2
Effect of employee stock options	0.8	0.7
Effect of employee restricted stock	0.7	0.8
Diluted	151.7	160.7

Basic earnings attributable to CDK per share	$0.51	$0.37
Diluted earnings attributable to CDK per share	$0.51	$0.37

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended
	September 30,
	2016	2015
Stock-based awards	0.3	0.1

Note 5. Goodwill and Intangible Assets, Net
In July 2016, the Company revised its reportable segments and reporting units because of the changes to the way in which the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance. Due to the change in organization structure, the Company expanded its reporting units from three to five. As a result, goodwill was reallocated to the new reporting units using a relative fair value approach. The indicated fair values substantially exceeded the carrying values of all reporting units. Goodwill has been restated to reflect the reallocation of goodwill based on the current reportable segments. Refer to Note 13 for further information.
Changes in goodwill for the three months ended September 30, 2016 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2016	$604.7	$214.3	$363.7	$1,182.7
Currency translation adjustments	(0.4)	—	(3.0)	(3.4)
Balance as of September 30, 2016	$604.3	$214.3	$360.7	$1,179.3

Components of intangible assets, net were as follows:

	September 30, 2016			June 30, 2016
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Customer lists	$175.5	$(120.8)	$54.7	$175.5	$(117.5)	$58.0
Software	144.5	(100.4)	44.1	141.0	(96.1)	44.9
Trademarks	25.0	(23.6)	1.4	25.0	(23.5)	1.5
Other intangibles	6.5	(2.9)	3.6	6.1	(2.7)	3.4
	$351.5	$(247.7)	$103.8	$347.6	$(239.8)	$107.8
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 6 years (7 years for customer lists, 4 years for software and software licenses, and 3 years for trademarks). Amortization of intangible assets was $7.7 million and $6.5 million for the three months ended September 30, 2016 and 2015, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of September 30, 2016 were as follows:

Amount
Nine months ending June 30, 2017	$22.9
Twelve months ending June 30, 2018	25.6
Twelve months ending June 30, 2019	15.5
Twelve months ending June 30, 2020	9.9
Twelve months ending June 30, 2021	9.7
Twelve months ending June 30, 2022	7.5
Thereafter	12.7
$103.8

Note 6. Debt
Debt was comprised of the following as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Revolving credit facility	$—	$—
2019 term loan facility	225.0	228.1
2020 term loan facility	240.6	243.8
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
Capital lease obligations	3.2	3.6
Unamortized debt financing costs	(7.9)	(8.4)
Total debt and capital lease obligations	1,210.9	1,217.1
Current maturities of long-term debt and capital lease obligations	26.8	26.8
Total long-term debt and capital lease obligations	$1,184.1	$1,190.3

Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of September 30, 2016 and June 30, 2016. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity under the revolving credit facility of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
Term Loan Facilities
The Company has two five-year $250.0 million senior unsecured term loan facilities that mature on September 16, 2019 (the "2019 term loan facility") and December 14, 2020 (the "2020 term loan facility"), respectively. Borrowings under the 2020 term loan facility were used for general corporate purposes, which included the repurchase of shares of the Company's common stock in the open market and pursuant to the accelerated share repurchase agreement ("December 2015 ASR") discussed further in Note 11. The 2019 term loan facility and 2020 term loan facility are together referred to as the "term loan facilities." The term loan facilities are both subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loans made on the respective closing dates, with any unpaid principal amount to be due and payable on the maturity date.
The term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on the term loan facilities was 2.03% as of September 30, 2016 and 1.97% as of June 30, 2016.
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
Unamortized Debt Financing Costs
As of September 30, 2016 and June 30, 2016, gross debt issuance costs related to debt instruments were $11.1 million for both periods presented. Accumulated amortization was $3.2 million and $2.7 million as of September 30, 2016 and June 30, 2016, respectively. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated statements of operations.
The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of September 30, 2016 were as follows:

Amount
Twelve months ending September 30, 2017	$26.8
Twelve months ending September 30, 2018	26.4
Twelve months ending September 30, 2019	212.5
Twelve months ending September 30, 2020	262.5
Twelve months ending September 30, 2021	190.6
Thereafter	500.0
Total debt and capital lease obligations	1,218.8
Unamortized debt financing costs	(7.9)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$1,210.9

Note 7. Stock-Based Compensation

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
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Effective July 1, 2016, the Company adopted ASU 2016-09. Upon adoption, the Company made an accounting policy election to account for forfeitures as they occur rather than apply an estimated forfeiture rate. See Note 2 for additional details regarding the adoption of ASU 2016-09. Stock-based compensation primarily consisted of the following for the three months ended September 30, 2016 and 2015:
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
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units generally vest over a two to five-year period.
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
Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a three-year performance period. In the three months ended September 30, 2016, an additional one-time grant of performance restricted stock was made which will vest at the end of fiscal year June 30, 2020. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards" plus any dividend equivalents, as described below. Certain performance-based restricted stock units are further subject to adjustment (increase or decrease) based on a market condition defined as the total shareholder return of the Company's common stock compared to a peer group of companies.
Performance-based restricted stock units are settled in either cash or stock, depending on the employee’s home country, and cannot be transferred during the vesting period. Compensation expense related to the issuance of performance-based restricted stock units settled in cash is recorded over the vesting period, is initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date to the current stock value during the performance period, based upon the probability that the performance target will be met. Compensation expense related to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date. Prior to settlement, dividend equivalents are earned on "target awards" under the performance-based restricted stock unit program.

The following table represents stock-based compensation expense and the related income tax benefits for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended
	September 30,
	2016	2015
Cost of revenues	$1.3	$1.2
Selling, general and administrative expenses	8.5	4.6
Total pre-tax stock-based compensation expense	$9.8	$5.8

Income tax benefit	$3.3	$2.1
Stock-based compensation expense for the three months ended September 30, 2016 consisted of $8.2 million of expense related to equity classified awards and $1.6 million of expense related to liability classified awards. As of September 30, 2016, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $5.9 million, $46.5 million, and $22.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.5 years, 2.2 years, and 1.9 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2016 to September 30, 2016 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2016	1,594	$27.64
Options granted	397	58.75
Options exercised	(53)	22.29
Options canceled	(4)	31.96
Options outstanding as of September 30, 2016	1,934	$34.17
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2016	616	271
Restricted shares/units granted	284	70
Restricted shares/units vested	(370)	(94)
Restricted shares/units forfeited	(18)	(5)
Non-vested restricted units/shares as of September 30, 2016	512	242

Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2016	476
Restricted units granted	392
Dividend equivalents	2
Restricted units forfeited	(6)
Non-vested restricted units as of September 30, 2016	864
In the three months ended September 30, 2016, two grants of performance-based stock units were made which will vest at the end of fiscal years June 30, 2019 and 2020. The Monte Carlo simulation model was used to determine the grant date fair value of each grant based on an average historical stock price volatility for the Company and the peer companies of 32.2% and 31.9% and a risk-free interest rate of 0.9% and 1.0% for the grants vesting at the end of fiscal years June 30, 2019 and 2020, respectively. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
The following table presents the assumptions used in the binomial model to determine the fair value of stock options granted during the three months ended September 30, 2016:

Risk-free interest rate	1.4%
Dividend yield	0.9%
Weighted-average volatility factor	24.5%
Weighted-average expected life (in years)	6.3
Weighted-average fair value (in dollars)	$13.90

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
The Company recognized receivables from ADP of $1.0 million and $1.1 million as of September 30, 2016 and June 30, 2016, respectively, and payables to ADP of $1.5 million and $1.6 million as of September 30, 2016 and June 30, 2016, respectively, under the tax matters agreement.

Valuation Allowance
The Company had valuation allowances of $34.9 million and $34.3 million as of September 30, 2016 and June 30, 2016, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the three months ended September 30, 2016, the valuation allowance balance was adjusted for current year deferred tax movements and currency exchange fluctuations.
Unrecognized Income Tax Benefits
As of September 30, 2016 and June 30, 2016, the Company had unrecognized income tax benefits of $4.9 million and $4.7 million, respectively, of which $3.8 million and $3.6 million, respectively, would impact the effective tax rate if recognized. During the three months ended September 30, 2016, the Company increased its unrecognized income tax benefits related to current tax positions by $0.2 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2016 and 2015 was 29.2% and 36.1%, respectively. The effective tax rate for the three months ended September 30, 2016 was favorably impacted by $5.7 million of excess tax benefits associated with adopting ASU 2016-09 effective July 1, 2016 as described in Note 2 and a tax benefit associated with the domestic production activities deduction.

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

Note 10. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' equity. The Company's other comprehensive income (loss) for the three months ended September 30, 2016 and 2015 and AOCI balances as of September 30, 2016 and June 30, 2016 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $(4.1) million and $(16.8) million for the three months ended September 30, 2016 and 2015, respectively. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $1.7 million and $5.8 million as of September 30, 2016 and June 30, 2016, respectively.

Note 11. Share Repurchase Transactions
In December 2015, the Board of Directors authorized the Company to repurchase up to $1.0 billion of its common stock as part of its $1.0 billion return of capital plan. Under the authorization, the Company may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow.
In December 2015, the Company entered into the December 2015 ASR to purchase $250.0 million of the Company's common stock. Under the terms of the December 2015 ASR, the Company made a $250.0 million payment in December 2015 and received an initial delivery of approximately 4.3 million shares of the Company's common stock. In June 2016, the

Company received an additional 1.0 million shares of common stock in final settlement of the December 2015 ASR, for a total of 5.3 million shares.
In June, the Company entered into an accelerated share repurchase agreement ("June 2016 ASR" and together with the December 2015 ASR, the "ASRs") to purchase $300.0 million of the Company's common stock. Under the terms of the June 2016 ASR, the Company made a $300.0 million payment in June 2016 and received an initial delivery of approximately 4.3 million of the Company's common stock. In September 2016, the Company received an additional 1.0 million shares of common stock in final settlement of the June 2016 ASR, for a total of 5.3 million shares. The value reflected in treasury stock upon completion of the June 2016 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is less than the $300.0 million cash paid by $3.1 million.
Note 12. Transactions with ADP
Prior to the spin-off, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided by ADP to the Company were operational and administrative infrastructure-related services, such as use of the e-mail domain “adp.com,” facilities sharing, procurement support, tax, human resources administrative services and services related to back office support, and software development in ADP's Indian facilities. Among the principal services to be provided by the Company to ADP were operational and administrative infrastructure-related services, such as facilities sharing, and human resources administrative services. The agreement expired one year after the spin-off date.
The Company entered into a data services agreement with ADP prior to the spin-off under which ADP provided the Company with certain data center sharing services relating to the provision of information technology, platform support, hosting, and network services. The term of the agreement expired two years after the spin-off date.
For the three months ended September 30, 2016, the Company recorded $1.3 million of expenses related to the data services agreement in the accompanying financial statements. For the three months ended September 30, 2015, the Company recorded $0.9 million of expense related to the transition services agreement and $2.2 million of expense related to the data services agreement in the accompanying financial statements related to these agreements. As of June 30, 2016, the Company had amounts payable to ADP under the transition services and data services agreements of $0.1 million and the Company had no amounts payable to ADP at September 30, 2016.

Note 13. Interim Financial Data by Segment
Effective July 1, 2016, the Company executed a comprehensive reorganization to streamline its organization that will enable it to deliver an improved customer experience, create significant efficiencies, and better align it to implement the business transformation plan. The organizational changes included integrating product management, combining the Digital Marketing and Automotive Retail North America operations into a single organization, creating a single North America sales organization, and forming a global research and development organization. In connection with this reorganization, information that the Company's chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed resulting in a reassessment of operating segments.
The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America, and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. Segment information for the three months ended September 30, 2015 has been updated to conform to the new presentation.
The primary components of the Other segment are corporate allocations and other expenses not recorded in the segment results, such as stock-based compensation expense, corporate costs, interest expense, costs attributable to the business transformation plan, results of our captive insurance company and certain unallocated expenses. Certain expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility.

Revenue by segment was as follows:

	Revenues
	Three Months Ended
	September 30,
	2016	2015
CDK North America:
Retail Solutions North America	$395.4	$373.2
Advertising North America	77.5	63.2
CDK International	77.8	78.2
Total	$550.7	$514.6

Supplemental disclosure of revenue by type was as follows:
Retail Solutions North America:

Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:

•
Dealer Management Systems (“DMSs”) and layered applications, which may be installed onsite at the customer’s location, or hosted and provided on a Software-as-a-Service ("SaaS") basis, including ongoing maintenance and support;

•	Interrelated services such as installation, initial training, and data updates;

•	Websites, search marketing, and reputation management services; and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists.

Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.

Other: consulting and professional services, sales of hardware, and other miscellaneous revenues.

Advertising North America revenues are primarily earned for placing internet advertisements for OEMS and automotive retailers.
CDK International revenues are generated primarily from Subscription revenue as described above, aside from the absence of website offerings.

	Revenues
	Three Months Ended
	September 30,
	2016	2015
CDK North America:
Retail Solutions North America:
Subscription revenue	$316.3	$294.6
Transaction revenue	46.9	45.7
Other revenue	32.2	32.9
Total Retail Solutions North America	$395.4	$373.2
Advertising North America revenue	77.5	63.2
CDK International revenue	77.8	78.2
Total	$550.7	$514.6

Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2016	2015
CDK North America:
Retail Solutions North America	$145.5	$109.1
Advertising North America	11.5	3.8
CDK International	16.9	14.2
Other	(62.0)	(31.3)
Total	$111.9	$95.8

Assets by segment were as follows:

	Assets
	September 30, 2016	June 30, 2016
CDK North America:
Retail Solutions North America	$1,240.9	$1,240.9
Advertising North America	307.9	307.9
CDK International	532.2	539.4
Other	298.6	276.8
Total	$2,379.6	$2,365.0

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included elsewhere herein. In this Quarterly Report on Form 10-Q, all references to "we," "our," and "us" refer collectively to CDK and its consolidated subsidiaries.

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
Effective July 1, 2016, we executed a comprehensive plan to streamline our organization that will enable us to deliver an improved customer experience, create significant efficiencies, and better align us to implement our business transformation plan described below. The organizational changes included integrating product management, combining the Digital Marketing and Automotive Retail North America operations into a single organization, creating a single North America sales organization, and forming a global research and development organization. In connection with this reorganization, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed resulting in a reassessment of operating segments.
The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America, and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. Segment information for the three months ended September 30, 2015 has been updated to conform to the new presentation. A brief description of each of these three segments' operations is provided below.
Retail Solutions North America
Through our Retail Solutions North America ("RSNA") segment, we provide technology-based solutions, including automotive website platforms, that help automotive retailers, OEMs, and other industry participants manage the acquisition, sale, financing, insuring, parts supply, and repair and maintenance of vehicles. Our solutions help our customers streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.
Advertising North America
Through our Advertising North America ("ANA") segment, we provide advertising solutions, including management of digital advertising spend, for OEMs and automotive retailers. These solutions provide a coordinated offering across multiple marketing channels to help achieve customer marketing and sales objectives and coordinate execution between OEMs and their retailer networks.
CDK International
Through our CDK International ("CDKI") segment, we provide technology-based solutions similar to the retail solutions provided in our RSNA segment in approximately 100 countries outside of the United States ("U.S.") and Canada. The solutions that we provide within this segment allow our customers to streamline their business operations and enhance their financial performance within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Customers of this segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.
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

Workstream	Description	Savings Goal
MoveUp!	Migrate customers to latest software versions; engineer to reduce customizations	$15 - 20 million
Streamline implementation	Streamline installation and training process through improved technology, process, tools, and workflow	$25 - 30 million
Enhance customer service	Decrease resolution times through optimized case management and technology-enabled, intelligent, user-driven support	$10 - 15 million
Optimize sales and product offering	Adjust sales structure; reduce product complexity; expand bundling; optimize discount management; standardize pricing	$65 - 75 million
Simplify quote to cash	Reduce business complexity through integrated go-to-market model that leverages an automated contracting process, SKU rationalization, and streamlined invoicing	$25 - 30 million
Workforce efficiency and footprint	Increase efficiency through fewer layers and larger spans of control, geographic wage arbitrage, and reduced facility footprint	$55 - 60 million
Strategic sourcing	Disciplined vendor management and vendor consolidation	$15 - 20 million
CDK International	Comprehensive optimization across back office, R&D, implementation, and support	$10 - 15 million
Other		$20 million
Target		$250 - 275 million
When we announced our business transformation plan at the end of fiscal 2015, we communicated our intent to strengthen our financial profile and generate additional EBITDA of $250 to $275 million during a three-year period with a targeted adjusted EBITDA margin for the fiscal year ended June 30, 2018 ("fiscal 2018") of 35%. We expect to achieve a target exit margin between 36-38% in the fourth quarter of fiscal 2018. In addition, we recently announced our goal to achieve a target adjusted EBITDA exit margin of 40% or above in the fourth quarter of the fiscal year ended June 30, 2019 ("fiscal 2019"). See "Results of Operations - Non-GAAP Measures" for a discussion regarding our use of non-GAAP measures and a reconciliation of our non-GAAP measures to the nearest GAAP measures.
Fiscal 2018 and 2019 targets represent a financial objective distinct from forecasts of performance. Therefore, we have not provided a reconciliation of our fiscal 2018 and 2019 adjusted EBITDA targets to the most directly comparable GAAP measure of net earnings attributable to CDK, because projecting potential adjustments to GAAP results for fiscal 2018 and 2019 targets is not feasible and could be misleading to users of this financial information. The EBITDA reconciliation disclosed under "Results of Operations - Non-GAAP Measures" is indicative of the reconciliation that will be prepared for the same fiscal 2018 and 2019 adjusted measure in the future.
At the inception of the business transformation plan in the fourth quarter of fiscal 2015, we estimated the cost to execute the plan through fiscal 2018 to be approximately $150.0 million; compromised of approximately $80.0 million of restructuring expense and approximately $70.0 million of other expenses to implement the business transformation plan.  The allocation of the costs was subsequently revised to be approximately $55.0 million restructuring expenses and approximately $95.0 million other expenses to implement the business transformation plan.  As we continue to execute the business transformation plan, we anticipate that total estimated cost will increase and the allocation of total costs between restructuring and other business transformation plan expenses will change.  We expect to provide additional information when we can reasonably determine the extent of the increase in cost or change in allocation.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $1.1 million and $1.9 million of restructuring expenses for the three months ended September 30, 2016 and 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $23.7 million. During fiscal 2016, our severance accrual increased as a result of an action to reduce our global workforce under the ongoing business transformation plan. In addition, we eliminated numerous open positions and reduced the use of external contractors. Restructuring expenses are presented separately on the condensed consolidated statement of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.

Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2016 and June 30, 2016. The following table summarizes the activity for the restructuring accrual for the three months ended September 30, 2016:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Charges	1.1	—	1.1
Cash payments	(5.0)	(0.2)	(5.2)
Balance as of September 30, 2016	$5.1	$0.7	$5.8
Our business transformation plan includes a goal to reduce the number of North American facilities we occupy by 40%. In August 2016, we announced all of the North American facilities that we intend to close through fiscal 2018. These efforts are expected to result in an increase in contract termination costs in future periods.
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated statements of operations. We recognized $20.6 million and $1.7 million of other business transformation expenses for the three months ended September 30, 2016 and 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $62.2 million.
In December 2015, we announced our intent to return $1.0 billion to our stockholders in the form of dividends and share repurchases. In June 2016, we announced an acceleration of our previously announced return of capital plan such that the return of capital plan will be completed by the end of calendar year 2016. Since we announced this intent in December 2015, we repurchased $550.0 million of our common stock under accelerated share repurchase transactions and paid dividends of $83.3 million. Execution of our business transformation plan will result in increased earnings, which will drive free cash flow (the amount of cash generated from operating activities less capital expenditures and capitalized software). We intend to continue to return free cash flow to our stockholders as our business transformation plan progresses.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenue by providing services to customer.
In our RSNA segment, we have the following sources of revenue:

Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:

•
Dealer Management Systems (“DMSs”) and layered applications, which may be installed onsite at the customer’s location, or hosted and provided on a Software-as-a-Service ("SaaS") basis, including ongoing maintenance and support;

•	Interrelated services such as installation, initial training, and data updates;

•	Websites, search marketing, and reputation management services; and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists.

Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.

Other: consulting and professional services, sales of hardware, and other miscellaneous revenues.

In our ANA segment, revenues are primarily earned for placing internet advertisements for OEMs an automotive retailers.

CDKI revenues are generated primarily from Subscription revenue as described above, aside from the absence of website offerings.
Expenses. Expenses generally relate to the cost of providing services to customers in the three reportable segments. In the RSNA and CDKI segments, significant expenses include employee payroll and other labor-related costs, the cost of hosting customer systems, third-party costs for transaction-based solutions and licensed software utilized in our solution offerings, computer hardware, software, telecommunications, transportation and distribution costs, third-party content for website offerings, the cost of hosting customer websites, computer hardware, software, and other general overhead items. In the ANA segment, significant expenses include third-party Internet-based advertising placements, employee payroll and other labor-related costs, computer hardware, software, and other general overhead items. We also have some company-wide expenses attributable to management compensation and corporate overhead.
Key Performance Measures
We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business, and making operating and strategic decisions:
Dealer Management System Customer Sites. We track the number of customer sites that have an active DMS. Consistent with our strategy of growing our automotive retail customer base, we view the number of customer sites purchasing our DMS solutions as an indicator of market penetration for our RSNA and CDKI segments. Our DMS customer site count includes retailers with an active DMS that sell vehicles in the automotive and adjacent markets. Adjacent markets include heavy truck dealerships that provide vehicles to the over-the-road trucking industry, recreation dealerships in the motorcycle, marine, and recreational vehicle industries, and heavy equipment dealerships in the agriculture and construction equipment industries. We consider a DMS to be active if we have billed a subscription fee for that solution during the most recently ended calendar month.
Average Revenue Per DMS Customer Site. Average revenue per automotive retail DMS customer site is an indicator of the adoption of our solutions by DMS customers, and we monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current customer base through upgrading and expanding solutions. We calculate average revenue per DMS customer site by dividing the monthly applicable revenue generated from our solutions in a period by the average number of DMS customer sites in the period. This metric has been updated to reflect the new segments and now includes revenue generated from websites. The metric excludes subscription revenue generated by customers not included in our DMS site count as well as subscription revenue related to certain installation and training activities that is deferred then recognized as revenue over the life of the contract. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per DMS customer site, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.
Websites. For the RSNA segment, we track the number of websites that we host and develop for our OEM and automotive retail customers as an indicator of business activity, regardless of whether or not the website is tied to a DMS customer site. The number of websites as of a specified date is the total number of full function dealer websites or portals that are currently accessible as of the end of the most recent calendar month.
Advertising. For the ANA segment, we track the amount of advertising revenue generated from automotive retailers on either a national or regional scale as a measure of our effectiveness in delivering advertising services to the market.

Results of Operations
The following is a discussion of the results of our consolidated operations for the three months ended September 30, 2016 and 2015. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Revenues	$550.7	$514.6	$36.1	7%
Cost of revenues	315.1	310.8	4.3	1%
Selling, general, and administrative costs	113.7	97.4	16.3	17%
Restructuring expenses	1.1	1.9	(0.8)	n/m
Total expenses	429.9	410.1	19.8	5%
Operating earnings	120.8	104.5	16.3	16%
Interest expense	(10.7)	(9.3)	(1.4)	15%
Other income, net	1.8	0.6	1.2	n/m
Earnings before income taxes	111.9	95.8	16.1	17%
Margin %	20.3%	18.6%
Provision for income taxes	(32.7)	(34.6)	1.9	(5)%
Effective tax rate	29.2%	36.1%
Net earnings	79.2	61.2	18.0	29%
Less: net earnings attributable to noncontrolling interest	2.3	2.2	0.1	5%
Net earnings attributable to CDK	$76.9	$59.0	$17.9	30%
Revenues. Revenues for the three months ended September 30, 2016 increased $36.1 million as compared to the three months ended September 30, 2015. The RSNA segment contributed $22.2 million and the ANA segment contributed $14.3 million of revenue growth, offset by a decrease in revenues in the CDKI segment of $0.4 million. See the discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2016 increased by $4.3 million as compared to the three months ended September 30, 2015. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $2.4 million. Cost of revenues was unfavorably impacted by increased direct operating expenses related to other business transformation expenses, a growth in advertising costs for the ANA segment, and an increase in employee-related costs, primarily related to incentive compensation. The unfavorable effects of these items were offset by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $38.7 million and $39.5 million for the three months ended September 30, 2016 and 2015, respectively, representing 7.0% and 7.7% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2016 increased by $16.3 million as compared to the three months ended September 30, 2015. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $1.2 million. Selling, general and administrative expenses increased as a result of other business transformation expenses, an increase in stock based compensation expense, outside services, and an increase in employee-related costs, primarily related to incentive compensation. These increases were partially offset by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix.
Restructuring Expenses. Restructuring expenses for the three months ended September 30, 2016 decreased by $0.8 million as compared to the three months ended September 30, 2015 and relates to the business transformation plan we initiated in fiscal 2015.

Interest Expense. Interest expense for the three months ended September 30, 2016 increased by $1.4 million as compared to the three months ended September 30, 2015 due to borrowings under our 2020 term loan facility, which was issued during the three months ended December 31, 2015, and an increase in interest rates on our term loan facilities.
Other Income, net. Other income, net for the three months ended September 30, 2016 increased by $1.2 million as compared to the three months ended September 30, 2015 due primarily to mark-to-market adjustments related to certain investments and fluctuations in foreign exchange transaction gains and losses.
Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2016 and 2015 was 29.2% and 36.1%, respectively. The effective tax rate for the three months ended September 30, 2016 was favorably impacted by $5.7 million excess tax benefit associated with adopting Accounting Standards Update ("ASU") ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" effective July 1, 2016 as described in Note 2 and a tax benefit related to the domestic production activities deduction.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended September 30, 2016 increased $17.9 million as compared to the three months ended September 30, 2015. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Non-GAAP Measures
Throughout the following results of operations discussions we disclose certain adjusted results. We use certain adjusted results to evaluate our operating performance. In addition, we use adjusted EBITDA, among other measures, as an input to determine incentive-based compensation. Our non-GAAP adjustments principally relate to expenses and benefits that impact comparability of the underlying GAAP measures. We believe our non-GAAP measures provide relevant and useful information for users of the financial statements because they provide insight into our ongoing operating results.
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

Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Revenues	$550.7	$514.6	$36.1	7%
Impact of exchange rates	4.1	—	4.1
Constant currency adjusted revenues	$554.8	$514.6	$40.2	8%

Earnings before income taxes	$111.9	$95.8	$16.1	17%
Margin %	20.3%	18.6%
Restructuring expenses (1)	1.1	1.9	(0.8)
Other business transformation expenses (1)	20.6	1.7	18.9
Adjusted earnings before income taxes	$133.6	$99.4	34.2	34%
Adjusted margin %	24.3%	19.3%
Impact of exchange rates	0.3	—	0.3
Constant currency adjusted earnings before income taxes	$133.9	$99.4	$34.5	35%

Provision for income taxes	$32.7	$34.6	$(1.9)	(5)%
Effective tax rate	29.2%	36.1%
Income tax effect of pre-tax adjustments (2)	8.1	1.2	6.9
Adjusted provision for income taxes	$40.8	$35.8	$5.0	14%
Adjusted effective tax rate	30.5%	36.0%

Net earnings attributable to CDK	$76.9	$59.0	$17.9	30%
Restructuring expenses (1)	1.1	1.9	(0.8)
Other business transformation expenses (1)	20.6	1.7	18.9
Income tax effect of pre-tax adjustments (2)	(8.1)	(1.2)	(6.9)
Adjusted net earnings attributable to CDK	$90.5	$61.4	$29.1	47%

Net earnings attributable to CDK per common share:
Basic	$0.51	$0.37		38%
Diluted	$0.51	$0.37		38%

Adjusted net earnings attributable to CDK per common share:
Basic	$0.60	$0.39		54%
Diluted	$0.60	$0.38		58%

Weighted-average common shares outstanding:
Basic	150.2	159.2
Diluted	151.7	160.7
(1) Restructuring expense recognized in connection with our business transformation plan for the three months ended September 30, 2016 and 2015. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three months ended September 30, 2016 and 2015.
(2) Income tax effect of pre-tax adjustments for the three months ended September 30, 2016 and 2015.

Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended September 30, 2016 increased $34.2 million as compared to the three months ended September 30, 2015. Adjusted margin increased from 19.3% to 24.3%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $0.3 million. Adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments. The favorable effects of these items were partially offset by an increase in employee-related costs, primarily related to incentive compensation, stock-based compensation expense, outside service costs and increased interest expense.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended September 30, 2016 was 30.5% as compared to 36.0% for the three months ended September 30, 2015. The adjusted effective tax rate for the three months ended September 30, 2016 was favorably impacted by $5.7 million excess tax benefit associated with the adoption of ASU 2016-09 effective July 1, 2016 as described in Note 2 and a tax benefit related to the domestic production activities deduction.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended September 30, 2016 increased $29.1 million as compared to the three months ended September 30, 2015. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and the favorable effective tax rate discussed above.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Net earnings attributable to CDK	$76.9	$59.0	$17.9	30%
Margin %	14.0%	11.5%
Net earnings attributable to noncontrolling interest (1)	2.3	2.2	0.1
Provision for income taxes (2)	32.7	34.6	(1.9)
Interest expense (3)	10.7	9.3	1.4
Depreciation and amortization (4)	17.1	14.0	3.1
Total stock-based compensation (5)	9.8	5.8	4.0
Restructuring expenses (6)	1.1	1.9	(0.8)
Other business transformation expenses (6)	19.8	1.6	18.2
Adjusted EBITDA	$170.4	$128.4	$42.0	33%
Adjusted margin %	30.9%	25.0%
(1) Net earnings attributable to noncontrolling interest included within the financial statements for the periods presented.
(2) Provision for income taxes included within the financial statements for the periods presented.

(3) Interest expense included within the financial statements for the periods presented.
(4) Depreciation and amortization included within the financial statements for the periods presented.
(5) Total stock-based compensation expense recognized for the periods presented.
(6) Restructuring expense recognized in connection with our business transformation plan for the three months ended September 30, 2016 and 2015. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three months ended September 30, 2016 and 2015. Other business transformation expenses exclude $0.8 million and $0.1 million of accelerated depreciation and stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively.
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2016 increased $42.0 million as compared the three months ended September 30, 2015. Adjusted margin increased from 25.0% to 30.9%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix. The favorable effects of these items were partially offset by an increase in employee-related costs, primarily related to incentive compensation, and outside service costs.
Analysis of Reportable Segments
Effective July 1, 2016, our new operating segments are comprised of Retail Solutions North America, Advertising North America, and CDK International. We have revised prior period segment data to conform to the new segment reporting structure.
The following is a discussion of the results of our operations by reportable segment for the three months ended September 30, 2016 and 2015. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
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
Retail Solutions North America Segment
There were no non-GAAP adjustments to the RSNA segment for the three months ended September 30, 2016 and 2015. The table below presents the reconciliation of revenues and earnings before income taxes for the RSNA segment on a constant currency basis.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Revenues	$395.4	$373.2	$22.2	6%
Impact of exchange rates	(0.1)	—	(0.1)
Constant currency adjusted revenues	$395.3	$373.2	$22.1	6%

Earnings before income taxes	$145.5	$109.1	$36.4	33%
Margin %	36.8%	29.2%
Revenues. RSNA revenues increased by $22.2 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. RSNA revenues were slightly unfavorably impacted by the strength of the Canadian dollar against the U.S. dollar on a constant currency basis, which contributed to a decrease of $0.1 million.
The table below presents revenue by type for the RSNA segment.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Subscription revenue	$316.3	$294.6	$21.7	7%
Transaction revenue	46.9	45.7	1.2	3%
Other revenue	32.2	32.9	(0.7)	(2)%
Total	$395.4	$373.2	$22.2	6%

Revenue growth was favorably impacted by the following: DMS customer site count as of September 30, 2016 was 14,612 sites, an increase of approximately 2%, as compared to 14,277 sites as of September 30, 2015. In addition, we experienced 7% growth in average revenue per DMS customer site, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. This was partially offset by a reduction in the number of websites. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $21.7 million of revenue growth, or approximately 6 percentage points. Transaction revenues generated from vehicle registrations and automotive equity mining contributed $1.2 million of revenue growth. Other revenue was down slightly primarily due to a reduction in hardware sales.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $36.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Margin increased from 29.2% to 36.8%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, and revenue growth as discussed above.
Advertising North America Segment
There were no non-GAAP adjustments to the ANA segment for the three months ended September 30, 2016 and 2015. The table below presents revenues and earnings before income taxes for the ANA segment.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Revenues	$77.5	$63.2	$14.3	23%

Earnings before income taxes	$11.5	$3.8	$7.7	203%
Margin %	14.8%	6.0%
Revenues. ANA revenues increased by $14.3 million to $77.5 million the three months ended September 30, 2016 as compared to $63.2 million for the three months ended September 30, 2015. The overall increase was due to an increase in internet advertising placements for both dealers and OEMs.
Earnings before Income Taxes. ANA earnings before income taxes increased by $7.7 million to $11.5 million for the three months ended September 30, 2016 as compared to $3.8 million for the three months ended September 30, 2015. Margin increased from 6.0% to 14.8%. ANA earnings before income taxes were favorably impacted by growth in network advertising revenues and operating efficiencies from ongoing initiatives under our business transformation plan.

CDK International Segment
There were no non-GAAP adjustments to the CDKI segment for the three months ended September 30, 2016 and 2015. The table below presents the reconciliation of revenues and earnings before income taxes for the International segment on a constant currency basis.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Revenues	$77.8	$78.2	$(0.4)	(1)%
Impact of exchange rates	4.2	—	4.2
Constant currency revenues	$82.0	$78.2	$3.8	5%

Earnings before income taxes	$16.9	$14.2	$2.7	19%
Margin %	21.7%	18.2%
Impact of exchange rates	0.3	—	0.3
Constant currency earnings before income taxes	$17.2	$14.2	$3.0	21%
Revenues. International revenues decreased by $0.4 million for the three months ended September 30, 2016 as compared to for the three months ended September 30, 2015. International revenues were impacted by the strength of the U.S. dollar primarily against the Pound Sterling, the Renminbi, and the South African Rand, which contributed to a decrease of $4.2 million, or 6 percentage points. International experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.
Earnings before Income Taxes. International earnings before income taxes increased by $2.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Margin increased from 18.2% to 21.7%. The constant currency impact of foreign exchange rates on International earnings before income taxes was a decrease of $0.3 million, or 2 percentage points. International earnings before income taxes were favorably impacted by operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan and increased average revenue per customer site.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
Loss before income taxes	$(62.0)	$(31.3)	$(30.7)	98%
Restructuring expenses	1.1	1.9	(0.8)
Other business transformation expenses	20.6	1.7	18.9
Adjusted loss before income taxes	$(40.3)	$(27.7)	$(12.6)	45%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Loss before Income Taxes. The Other loss before income taxes increased by $30.7 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The Other loss before income taxes was unfavorably impacted by expenses associated with our business transformation plan, an increase in stock-based compensation expense, expenses related to outside services, employee-related costs and interest expense related to our 2020 term facility, which was issued during the three months ended December 31, 2015, and an increase in interest rates on our term loan facilities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Structure Overview
Our principal source of liquidity is derived from cash generated through operations. At present, and in future periods, we expect cash generated by our operations, together with cash and cash equivalents and existing borrowings from the capital markets, including our revolving credit facility, to be sufficient to cover our cash needs for working capital, capital expenditures, strategic acquisitions, and anticipated quarterly dividends and stock repurchases under our return of capital plan.
As of September 30, 2016, cash and cash equivalents were $245.6 million, total CDK stockholders' equity was $411.4 million, and total debt was $1,210.9 million, which is net of unamortized financing costs of $7.9 million. Working capital at September 30, 2016 was $300.1 million, as compared to $242.1 million as of June 30, 2016. Working capital as presented herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principals of $250.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of September 30, 2016.
Of the $245.6 million of cash and cash equivalents held as of September 30, 2016, $212.2 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, net of foreign tax credits. The foreign earnings are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.

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
Dividends to Common Stockholders
In November 2015, the Board of Directors approved a $0.015 increase in the quarterly cash dividend to an annual rate of $0.54 per share. The Board of Directors declared a quarterly cash dividend of $0.135 per share payable on September 30, 2016 to shareholders of record at the close of business on September 16, 2016. We paid dividends of $20.2 million during the three months ended September 30, 2016, and $19.2 million during the three months ended September 30, 2015, respectively.
Stock Repurchase Program
In December 2015, the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock as part of our $1.0 billion return of capital plan. Under the authorization for the stock repurchase program, we may purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, and other potential uses for free cash flow.
In December 2015, we entered into an accelerated share repurchase agreement ("December 2015 ASR") to purchase $250.0 million of our common stock. Under the terms of the December 2015 ASR, we made a $250.0 million payment in December 2015 and received an initial delivery of approximately 4.3 million shares of our common stock. In June 2016, we received an additional 1.0 million shares of common stock in final settlement of the December 2015 ASR, for a total of 5.3 million shares.

In June 2016, we entered into an accelerated share repurchase agreement ("June 2016 ASR") to purchase $300.0 million of our common stock with cash on-hand. Under the terms of the June 2016 ASR, we made a $300.0 million payment in June 2016 and received an initial delivery of approximately 4.3 million shares of our common stock. In September, the Company received an additional 1.0 million shares of common stock in final settlement of the June 2016 ASR, for a total of 5.3 million shares.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the three months ended September 30, 2016 and 2015, are summarized as follows:

	Three Months Ended
	September 30,
	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$86.8	$5.2	$81.6
Investing activities	(16.9)	(15.9)	(1.0)
Financing activities	(43.8)	(34.1)	(9.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	(3.8)	4.2
Net change in cash and cash equivalents	$26.5	$(48.6)	$75.1
Net cash flows provided by operating activities were $86.8 million for the three months ended September 30, 2016 as compared to $5.2 million for the three months ended September 30, 2015. This $81.6 million increase was primarily due to an improvement of $61.1 million in net working capital components, which was due to the timing of cash payments made to our vendors, employees, and the tax authorities and cash received from our customers in the normal course of business in all of our segments. Additionally, there was an increase in net earnings adjusted for non-cash items of $20.5 million when compared to the three months ended September 30, 2015 due to earnings growth in our business.
Net cash flows used in investing activities were $16.9 million for the three months ended September 30, 2016 as compared to net cash flows used in investing activities of $15.9 million for the three months ended September 30, 2015. This $1.0 million increase in cash used in investing activities was primarily due to an increase in capital expenditures and capitalized software of $9.7 million during the three months ended September 30, 2016. This increase was offset by a $6.7 million decrease in contributions to investments, and $2.0 million of dividends received from a joint venture.
Net cash flows used in financing activities were $43.8 million for the three months ended September 30, 2016 as compared to $34.1 million for the three months ended September 30, 2015. This $9.7 million increase in cash used in financing activities was primarily due to $5.9 million of excess tax benefits reflected as financing activity in the three months ended September 30, 2015 and operating activity three months ended September 30, 2016 with the adoption of ASU 2016-19 effective July 1, 2016. Additionally, the increase in cash used in financing was due to a $4.8 million earn-out payment related to the AVRS, Inc. acquisition, an increase of $3.3 million related term loan payments, and $3.0 million in dividend payment to noncontrolling owners. This increase is partially offset by a decrease of $11.0 million in repurchases of common stock.
Related Party Agreements
Refer to Note 8 "Income Taxes" and Note 12 "Transactions with ADP" to our consolidated financial statements under Item 1 of Part I of this Quarterly Report on Form 10-Q for financial information regarding agreements entered into with ADP as part of the spin-off.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of September 30, 2016, our revolving credit facility was undrawn. The interest rate per annum on the term loan facilities was 2.03% as of September 30, 2016. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the three months ended September 30, 2016.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of September 30, 2016, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $2.7 million for the three months ended September 30, 2016.
We manage our exposure to these market risks through our regular operating and financing activities. We may in the future use derivative financial instruments as risk management tools.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations. With the exception of our stock-based compensation policy, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply since the date of the Annual Report on Form 10-K.

Stock-Based Compensation
Certain of our employees (a) have been granted stock options to purchase shares of our common stock and (b) have been granted restricted stock or restricted stock units under which shares of our common stock vest based on the passage of time or achievement of performance and market conditions.
We recognize stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. We determine the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of peer companies. We use a peer group of companies to determine volatility due to the limited trading history associated with our common stock. Inclusion of our stock volatility in the valuation of future stock option grants may impact stock-based compensation expense recognized. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
The grant date fair value of restricted stock and restricted stock units that vest upon achievement of service conditions is based on the closing price of our common stock on the date of grant. We also grant performance-based awards that vest over a performance period. Under these programs, we communicate “target awards” at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards" plus any dividend equivalents as described below. Certain of our performance-based restricted stock units are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of our common stock compared to a peer group of companies. The fair value of performance-based awards subject to a market condition is determined using a Monte Carlo simulation model. The principal variable assumptions utilized in determining the grant date fair value of performance-based awards subject to a market condition include the risk-free rate, stock volatility, dividend yield, and correlations between our stock price and the stock prices of the peer group of companies. The probability associated with the achievement of performance conditions affects the vesting of our performance-based awards. Expense is only recognized for those shares expected to vest. We adjust stock-based compensation expense (increase or decrease) when it becomes probable that actual performance will differ from our estimate.
Upon adopting ("ASU") 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" on July 1, 2016, we recognize forfeitures when they occur and no longer estimate a forfeiture rate to recognize stock-based compensation expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
Refer to Note 2, "New Accounting Pronouncements" to our condensed consolidated financial statements under Item 1 of Part 1 of this Quarterly Report on Form 10-Q for financial information regarding recently issued and adopted accounting pronouncements including the effects on our results of operations, financial condition, and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2016, we generated 18% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom's ("U.K"). on June 23, 2016 resulted in a determination that the U.K. should exit the European Union ("EU"). Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program
July 1 - 31, 2016	46,884	$55.85	—	$450,000,000
August 1 - 31, 2016	—	$—	—	$450,000,000
September 1 - 30, 2016 (3)	1,086,924	$57.03	959,669	$450,000,000
Total	1,133,808	$56.98	959,669

(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock may be withheld upon exercise of stock options or vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purposes have been included within the total number of shares purchased.

(2) In December 2015, we publicly announced that the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock under a $1.0 billion return of capital plan. This authorization will expire when it is exhausted or at such time as it is revoked by the Board of Directors.

(3) In September 2016, we received approximately 1.0 million shares upon final settlement of the accelerated share repurchase agreement we entered into in June 2016 to purchase $300.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Letter Agreement, by and among CDK Global, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc, dated August 2, 2016	8-K	1-36486	10.1	8/3/2016
10.2	Second Amended and Restated Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)	10-K	1-36486	10.20	8/9/2016
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	November 2, 2016	/s/ Alfred A. Nietzel Alfred A. Nietzel

Executive Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)