Form 10-Q/A
period 2016-09-30
CDK Global, Inc.
filed 2016-11-03
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q/A

Amendment No. 1
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

Explanatory Note

CDK Global, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications, which was inadvertently omitted from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on November 2, 2016. This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	November 3, 2016	/s/ Alfred A. Nietzel Alfred A. Nietzel

Executive Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)

Item 6.  Exhibits

The following exhibits are filed as part of this Amendment No. 1.

Exhibit Number	Exhibit Description
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

4