Form 10-Q
period 2016-12-31
CDK Global, Inc.
filed 2017-02-02
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2017 was 145,007,348.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues	$547.8	$520.1	$1,098.5	$1,034.7

Expenses:
Cost of revenues	303.2	301.2	618.3	612.0
Selling, general and administrative expenses	110.9	105.8	224.6	203.2
Restructuring expenses	2.3	1.8	3.4	3.7
Total expenses	416.4	408.8	846.3	818.9
Operating earnings	131.4	111.3	252.2	215.8

Interest expense	(12.3)	(9.5)	(23.0)	(18.8)
Other income (expense), net	(0.2)	5.0	1.6	5.6

Earnings before income taxes	118.9	106.8	230.8	202.6

Provision for income taxes	(35.3)	(37.1)	(68.0)	(71.7)

Net earnings	83.6	69.7	162.8	130.9
Less: net earnings attributable to noncontrolling interest	0.9	1.5	3.2	3.7
Net earnings attributable to CDK	$82.7	$68.2	$159.6	$127.2

Net earnings attributable to CDK per common share:
Basic	$0.56	$0.43	$1.07	$0.80
Diluted	$0.55	$0.43	$1.06	$0.80

Weighted-average common shares outstanding:
Basic	148.7	158.7	149.5	158.9
Diluted	149.9	159.7	150.7	160.0

Dividends declared per common share	$0.140	$0.135	$0.275	$0.255

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net earnings	$83.6	$69.7	$162.8	$130.9
Other comprehensive loss:
Currency translation adjustments	(26.8)	(15.0)	(30.9)	(31.8)
Other comprehensive loss	(26.8)	(15.0)	(30.9)	(31.8)
Comprehensive income	56.8	54.7	131.9	99.1
Less: comprehensive income attributable to noncontrolling interest	0.9	1.5	3.2	3.7
Comprehensive income attributable to CDK	$55.9	$53.2	$128.7	$95.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	December 31,	June 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$327.6	$219.1
Accounts receivable, net of allowances of $6.9 and $7.1, respectively	363.0	365.5
Other current assets	171.1	154.1
Total current assets	861.7	738.7
Property, plant and equipment, net	125.5	118.6
Other assets	197.0	217.2
Goodwill	1,159.2	1,182.7
Intangible assets, net	101.5	107.8
Total assets	$2,444.9	$2,365.0

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$46.8	$26.8
Accounts payable	23.4	38.8
Accrued expenses and other current liabilities	191.9	165.3
Accrued payroll and payroll-related expenses	67.8	115.3
Short-term deferred revenues	165.7	177.2
Total current liabilities	495.6	523.4
Long-term debt and capital lease obligations	1,555.7	1,190.3
Long-term deferred revenues	145.3	157.7
Deferred income taxes	52.2	46.9
Other liabilities	69.7	70.5
Total liabilities	2,318.5	1,988.8

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 144.9 and 150.1 shares, respectively	1.6	1.6
Additional paid-in-capital	615.8	640.7
Retained earnings	357.0	238.3
Treasury stock, at cost: 15.4 and 10.2 shares, respectively	(839.5)	(526.6)
Accumulated other comprehensive income	(25.1)	5.8
Total CDK stockholders' equity	109.8	359.8
Noncontrolling interest	16.6	16.4
Total equity	126.4	376.2
Total liabilities and equity	$2,444.9	$2,365.0

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$162.8	$130.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	34.4	28.7
Deferred income taxes	5.0	19.0
Stock-based compensation expense	20.5	12.8
Other	2.4	(5.0)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2.2)	(69.8)
Increase in other assets	(7.6)	(41.6)
Decrease in accounts payable	(11.3)	(7.8)
Decrease in accrued expenses and other liabilities	(30.6)	(41.4)
Net cash flows provided by operating activities	173.4	25.8

Cash Flows from Investing Activities:
Capital expenditures	(29.7)	(18.1)
Proceeds from sale of property, plant and equipment	0.5	—
Capitalized software	(10.0)	(2.1)
Contributions to investments	(0.6)	(6.7)
Proceeds from investments	4.0	7.7
Net cash flows used in investing activities	(35.8)	(19.2)

Cash Flows from Financing Activities:
Proceeds from long-term debt	400.0	250.0
Repayments of long-term debt and capital lease obligations	(13.5)	(6.7)
Dividends paid to stockholders	(40.6)	(40.8)
Repurchases of common stock	(350.0)	(261.0)
Proceeds from exercises of stock options	5.1	2.9
Excess tax benefit from stock-based compensation awards	—	7.0
Withholding tax payments for stock-based compensation awards	(10.5)	(8.5)
Dividend payments to noncontrolling owners	(3.0)	—
Payments of deferred financing costs	(2.0)	(1.6)
Acquisition-related payments	(6.2)	—
Recovery of dividends paid (Note 1E)	—	0.4
Net cash flows used in financing activities	(20.7)	(58.3)

Effect of exchange rate changes on cash and cash equivalents	(8.4)	(9.0)

Net change in cash and cash equivalents	108.5	(60.7)

Cash and cash equivalents, beginning of period	219.1	408.2

Cash and cash equivalents, end of period	$327.6	$347.5

	Six Months Ended
	December 31,
	2016	2015
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$68.3	$86.3
Interest	20.4	17.5
Non-cash transactions:
Non-cash settlement of common stock	$56.9	$—

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2016	160.3	$1.6	$640.7	$238.3	$(526.6)	$5.8	$359.8	$16.4	$376.2
Net earnings	—	—	—	159.6	—	—	159.6	3.2	162.8
Foreign currency translation adjustments	—	—	—	—	—	(30.9)	(30.9)	—	(30.9)
Stock-based compensation expense and related dividend equivalents	—	—	17.6	(0.3)	—	—	17.3	—	17.3
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(33.4)	—	28.0	—	(5.4)	—	(5.4)
Dividends paid to stockholders	—	—	—	(40.6)	—	—	(40.6)	—	(40.6)
Repurchases of common stock	—	—	(9.1)	—	(340.9)	—	(350.0)	—	(350.0)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(3.0)	(3.0)
Balance as of December 31, 2016	160.3	$1.6	$615.8	$357.0	$(839.5)	$(25.1)	$109.8	$16.6	$126.4

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
Effective July 1, 2016, the Company executed a comprehensive reorganization to streamline its organization to enable it to deliver an improved customer experience, create significant efficiencies, and better align it to implement the ongoing business transformation plan discussed further in Note 3. The Company reorganized into two main operating groups. In connection with this reorganization, the Company's operating segments were changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 13 for further information.
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
Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the condensed consolidated balance sheets were $96.7 million and $104.0 million as of December 31, 2016 and June 30, 2016, respectively. Long-term deferred costs classified within other assets on the condensed consolidated balance sheets were $124.2 million and $135.5 million as of December 31, 2016 and June 30, 2016, respectively.

Funds receivable and funds held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the condensed consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheet. Funds receivable was $26.3 million and funds held for clients was $7.3 million as of December 31, 2016. Client fund obligation was $33.6 million as of December 31, 2016.
In fiscal year 2015, the Company entered into a two-year service agreement with a Automatic Data Processing, Inc. (“ADP”) to provide cash collection and disbursement services for the business which expired in September 2016. As such, the amounts were not significant as of June 30, 2016.
Goodwill. The Company tests for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. In July 2016, the Company revised its reportable segments and reporting units due to changes in how the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance. Due to the change in organization structure, the Company expanded its reporting units from three to five.
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
Pursuant to this policy, the Company recognized expenses of $36.1 million and $39.1 million for the three months ended December 31, 2016 and 2015, respectively, and $74.8 million and $78.6 million for the six months ended December 31, 2016 and 2015, respectively. These expenses were classified within cost of revenues on the condensed consolidated statements of operations.
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
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 6), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of December 31, 2016 was $743.6 million based on quoted market prices for the same or similar instruments and the carrying value was $750.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
D. Spin-off
On April 9, 2014, the board of directors of ADP approved the spin-off of the Dealer Services business of ADP. On September 30, 2014, the spin-off became effective and ADP distributed 100% of the Company's common stock to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Concurrent with the spin-off, the Company and ADP entered into several agreements providing for transition services and governing relationships between the Company and ADP. Refer to Notes 8 and 12 for further information.

E. Spin-off Common Stock Issued
During the three months ended September 30, 2015, the Company became aware that 1.0 million shares of common stock were inadvertently issued and distributed to ADP at the spin-off with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million shares. In addition, dividends paid to stockholders in fiscal 2016 were overstated by $0.4 million. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations, financial condition, or cash flows. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014 and the Company recovered the $0.4 million of cumulative dividends paid on such shares, thereby increasing the Company's retained earnings. The effects of these adjustments were reflected in the accompanying financial statements for the six months ended December 31, 2015.

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

•
The Company recorded a tax benefit of $8.7 million within provision for income taxes for the six months ended December 31, 2016 related to excess tax benefits on stock options, restricted stock, and restricted stock units. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in capital. This change will result in increased volatility in the Company's effective tax rate.

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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” ASU 2016-18 clarifies cash flow presentation for restricted cash. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2017. The adoption of ASU 2016-18 will not have a material impact on the Company's consolidated statements of cash flows.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 addresses eight specific cash flow issues where there is diversity in practice in how these certain cash receipts and cash payments are presented and classified in the statements of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2017. The adoption of ASU 2016-15 will not have a material impact on the Company's consolidated statements of cash flows.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). In July 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, this standard, and subsequent amendments thereto, will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. While the Company is currently evaluating the impact of ASU 2014-09, and related ASUs, on its consolidated results of operations, financial condition, or cash flows, the Company has concluded that it will adopt this standard on a modified retrospective basis, which will result in a cumulative effect adjustment to retained earnings when the standard is adopted on July 1, 2018.

Note 3. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company's long-term business performance. As it executes the business transformation plan, the Company continually monitors, evaluates and refines its structure, including its design, goals, term and estimate of total restructuring expenses. As part of this process, during the three months ended December 31, 2016, the Company extended the business transformation plan by one year to June 30, 2019 ("fiscal 2019"), and updated its current estimate of total restructuring expenses under the business transformation plan to approximately $70 million through fiscal 2019.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company recognized $2.3 million and $1.8 million of restructuring expenses for the three months ended December 31, 2016 and 2015, respectively, and $3.4 million and $3.7 million for the six months ended December 31, 2016 and 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $26.0 million. Restructuring expenses are presented separately on the condensed consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.

Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2016 and June 30, 2016. The following table summarizes the activity for the restructuring accrual for the six months ended December 31, 2016:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Charges	2.7	1.4	4.1
Cash payments	(7.8)	(1.5)	(9.3)
Adjustments	(0.4)	(0.3)	(0.7)
Foreign exchange	(0.1)	—	(0.1)
Balance as of December 31, 2016	$3.4	$0.5	$3.9

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 7. Net earnings allocated to participating securities were not significant for the three and six months ended December 31, 2016 and 2015.
The following table summarizes the components of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net earnings attributable to CDK	$82.7	$68.2	$159.6	$127.2

Weighted-average shares outstanding:
Basic	148.7	158.7	149.5	158.9
Effect of employee stock options	0.7	0.6	0.7	0.6
Effect of employee restricted stock	0.5	0.4	0.5	0.5
Diluted	149.9	159.7	150.7	160.0

Basic earnings attributable to CDK per share	$0.56	$0.43	$1.07	$0.80
Diluted earnings attributable to CDK per share	$0.55	$0.43	$1.06	$0.80

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Stock-based awards	0.8	0.2	0.7	0.2

Note 5. Goodwill and Intangible Assets, Net
In July 2016, the Company revised its reportable segments and reporting units due to how the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance. Due to the change in organization structure, the Company expanded its reporting units from three to five. As a result, goodwill was reallocated to the new reporting units using a relative fair value approach. The indicated fair values substantially exceeded the carrying values of all reporting units. Goodwill has been restated to reflect the reallocation of goodwill based on the current reportable segments. Refer to Note 13 for further information.
Changes in goodwill for the six months ended December 31, 2016 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2016	$604.7	$214.3	$363.7	$1,182.7
Currency translation adjustments	(0.9)	—	(22.6)	(23.5)
Balance as of December 31, 2016	$603.8	$214.3	$341.1	$1,159.2

Components of intangible assets, net were as follows:

	December 31, 2016			June 30, 2016
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Customer lists	$173.1	$(122.0)	$51.1	$175.5	$(117.5)	$58.0
Software	149.6	(103.8)	45.8	141.0	(96.1)	44.9
Trademarks	25.0	(23.8)	1.2	25.0	(23.5)	1.5
Other intangibles	6.3	(2.9)	3.4	6.1	(2.7)	3.4
	$354.0	$(252.5)	$101.5	$347.6	$(239.8)	$107.8
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 5 years (7 years for customer lists, 4 years for software and software licenses, and 3 years for trademarks). Amortization of intangible assets was $7.5 million and $6.4 million for the three months ended December 31, 2016 and 2015, respectively, and $15.2 million and $12.9 million for the six months ended December 31, 2016 and 2015, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of December 31, 2016 were as follows:

Amount
Six months ending June 30, 2017	$15.0
Twelve months ending June 30, 2018	26.4
Twelve months ending June 30, 2019	16.4
Twelve months ending June 30, 2020	11.4
Twelve months ending June 30, 2021	11.1
Twelve months ending June 30, 2022	8.6
Thereafter	12.6
$101.5

Note 6. Debt
Debt was comprised of the following as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Revolving credit facility	$—	$—
2019 term loan facility	221.9	228.1
2020 term loan facility	237.5	243.8
2021 term loan facility	400.0	—
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
Capital lease obligations	2.5	3.6
Unamortized debt financing costs	(9.4)	(8.4)
Total debt and capital lease obligations	1,602.5	1,217.1
Current maturities of long-term debt and capital lease obligations	46.8	26.8
Total long-term debt and capital lease obligations	$1,555.7	$1,190.3
Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of December 31, 2016 and June 30, 2016. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity under the revolving credit facility of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
Term Loan Facilities
The Company has two five-year $250.0 million senior unsecured term loan facilities that mature on September 16, 2019 (the "2019 term loan facility") and December 14, 2020 (the "2020 term loan facility"), respectively. On December 9, 2016, the Company entered into a five-year $400.0 million senior unsecured term loan facility that matures on December 9, 2021 (the "2021 term loan facility"). Borrowings under the 2021 term loan facility were used for general corporate purposes including the repurchase of shares of the Company's common stock. The 2019 term loan facility, 2020 term loan facility, and 2021 term loan facility are together referred to as the "term loan facilities." The term loan facilities are subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loans made on the respective closing dates, with any unpaid principal amount to be due and payable on the maturity date.
The 2019 term loan facility and 2020 term loan facility term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on both the 2019 term loan facility and 2020 term loan facility was 2.52% as of December 31, 2016 and 1.97% as of June 30, 2016.

The 2021 term loan bears interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.250% to 2.500% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or (b) (i) the highest of (A) the prime rate of Bank of America, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.25% to 1.50% per annum based on the Ratings. The interest rate per annum on the 2021 term loan facility was 2.41% as of December 31, 2016.
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
On December 9, 2016, the Company entered into (i) an Amendment to its Credit Agreement that covered the revolving credit facility and the 2019 term loan facility (the “2014 amendment”), and (ii) an Amendment to its Credit Agreement that covered the 2020 term loan facility (the “2015 amendment”). The 2014 amendment and the 2015 amendment amended certain “bail-in” language relating to EEA Financial Institutions and make certain changes to the definitions of “Change in Control,” “Consolidated EBITDA,” “Defaulting Lender,” and “Eligible Assignee.”
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
In November 2016, Moody's and S&P lowered their credit ratings on the senior notes to Ba1 (Stable Outlook) from Baa3 (Negative Outlook) and to BB+ (Stable Outlook) from BBB- (Negative Outlook), respectively. The downgrades triggered interest rate adjustments for the senior notes. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016.
Capital Lease Obligations
The Company has lease agreements for equipment, which are classified as capital lease obligations. The Company recognized the capital lease obligations and related leased equipment assets based on the present value of the minimum lease payments at lease inception.
Unamortized Debt Financing Costs
As of December 31, 2016 and June 30, 2016, gross debt issuance costs related to debt instruments were $13.1 million and $11.1 million, respectively. Accumulated amortization was $3.7 million and $2.7 million as of December 31, 2016 and June 30, 2016, respectively. Debt issuance costs of $2.0 million were capitalized for the 2021 term loan facility in December 2016. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated statements of operations.
The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of December 31, 2016 were as follows:

Amount
Twelve months ending December 31, 2017	$46.8
Twelve months ending December 31, 2018	45.7
Twelve months ending December 31, 2019	479.4
Twelve months ending December 31, 2020	220.0
Twelve months ending December 31, 2021	320.0
Thereafter	500.0
Total debt and capital lease obligations	1,611.9
Unamortized debt financing costs	(9.4)
Total debt and capital lease obligations, net of unamortized debt financing costs	$1,602.5

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
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Effective July 1, 2016, the Company adopted ASU 2016-09. Upon adoption, the Company made an accounting policy election to account for forfeitures as they occur rather than apply an estimated forfeiture rate. See Note 2 for additional details regarding the adoption of ASU 2016-09. Stock-based compensation primarily consisted of the following for the three and six months ended December 31, 2016 and 2015:
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
Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a three-year performance period. In the six months ended December 31, 2016, an additional one-time grant of performance restricted stock was made which will vest at the end of fiscal year June 30, 2020. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards" plus any dividend equivalents, as described below. Certain performance-based restricted stock units are further subject to adjustment (increase or decrease) based on a market condition defined as the total shareholder return of the Company's common stock compared to a peer group of companies.
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
The following table represents stock-based compensation expense and the related income tax benefits for the three and six months ended December 31, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of revenues	$1.0	$1.5	$2.3	$2.7
Selling, general and administrative expenses	9.7	5.5	18.2	10.1
Total pre-tax stock-based compensation expense	$10.7	$7.0	$20.5	$12.8

Income tax benefit	$3.7	$2.3	$7.0	$4.4
Stock-based compensation expense for the six months ended December 31, 2016 consisted of $17.3 million of expense related to equity classified awards and $3.2 million of expense related to liability classified awards. As of December 31, 2016, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $4.8 million, $39.7 million, and $19.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years, 2.0 years, and 1.7 years, respectively.

The activity related to the Company's incentive equity awards from June 30, 2016 to December 31, 2016 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2016	1,594	$27.64
Options granted	397	58.75
Options exercised	(275)	18.88
Options canceled	(9)	35.96
Options outstanding as of December 31, 2016	1,707	$36.25
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2016	616	271
Restricted shares/units granted	306	97
Restricted shares/units vested	(370)	(120)
Restricted shares/units forfeited	(22)	(7)
Non-vested restricted units/shares as of December 31, 2016	530	241
Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2016	476
Restricted units granted	396
Dividend equivalents	4
Restricted units forfeited	(8)
Non-vested restricted units as of December 31, 2016	868
In the six months ended December 31, 2016, two grants of performance-based stock units were made which will vest at the end of fiscal years June 30, 2019 and 2020. The Monte Carlo simulation model was used to determine the grant date fair value of each grant based on an average historical stock price volatility for the Company and the peer companies of 32.2% and 31.9% and a risk-free interest rate of 0.9% and 1.0% for the grants vesting at the end of fiscal years June 30, 2019 and 2020, respectively. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
The following table presents the assumptions used in the binomial model to determine the fair value of stock options granted during the six months ended December 31, 2016:

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
The Company recognized receivables from ADP of $0.9 million and $1.1 million as of December 31, 2016 and June 30, 2016, respectively, and payables to ADP of $1.1 million and $1.6 million as of December 31, 2016 and June 30, 2016, respectively, under the tax matters agreement.
Valuation Allowance
The Company had valuation allowances of $34.0 million and $34.3 million as of December 31, 2016 and June 30, 2016, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the six months ended December 31, 2016, the valuation allowance balance was decreased for a Canadian valuation allowance adjustment and increased for current year deferred tax movements and currency exchange fluctuations. The valuation allowance adjustment was recorded during the three months ended December 31, 2016 based on achieving three years of cumulative pre-tax income in the quarter and forecasts of future pre-tax income, and therefore, the Company adjusted the valuation allowance by $1.1 million resulting in an income tax provision benefit.
Unrecognized Income Tax Benefits
As of December 31, 2016 and June 30, 2016, the Company had unrecognized income tax benefits of $5.2 million and $4.7 million, respectively, of which $4.2 million and $3.6 million, respectively, would impact the effective tax rate if recognized. During the six months ended December 31, 2016, the Company increased its unrecognized income tax benefits by $0.5 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended December 31, 2016 and 2015 was 29.7% and 34.7%, respectively. The effective tax rate for three months ended December 31, 2016 was favorably impacted by $3.0 million excess tax benefits associated with adopting ASU 2016-09 effective July 1, 2016 as described in Note 2 and a $1.1 million Canadian valuation allowance adjustment. The effective tax rate for the three months ended December 31, 2015 was favorably impacted by a non-taxable indemnification gain of $2.6 million recorded in other income and a tax benefit associated with pre spin-off tax refunds.
The effective tax rate for the six months ended December 31, 2016 and 2015 was 29.5% and 35.4%, respectively. The effective tax rate for the six months ended December 31, 2016 was favorably impacted by $8.7 million of excess tax benefits associated with adopting ASU 2016-09 and a $1.1 million Canadian valuation allowance adjustment. The effective tax rate for the six months ended December 31, 2015 was favorably impacted by a non-taxable indemnification gain of $2.6 million recorded in other income and a tax benefit associated with pre spin-off tax refunds.

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

Note 10. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' equity. The Company's other comprehensive income (loss) for the three and six months ended December 31, 2016 and 2015 and AOCI balances as of December 31, 2016 and June 30, 2016 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $(26.8) million and $(15.0) million for the three months ended December 31, 2016 and 2015, respectively, and was $(30.9) million and $(31.8) million for the six months ended December 31, 2016 and 2015, respectively. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $(25.1) million and $5.8 million as of December 31, 2016 and June 30, 2016, respectively.

Note 11. Share Repurchase Transactions
In December 2015, the Board of Directors authorized the Company to repurchase up to $1.0 billion of its common stock as part of its $1.0 billion return of capital plan. In December 2016, the Company completed its $1.0 billion return of capital plan. Under the authorization, the Company may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased was determined at management's discretion and depended on a number of factors, including the market price of the shares, general market and economic conditions, and other potential uses for free cash flow.
In June 2016, the Company entered into an accelerated share repurchase agreement ("June 2016 ASR") to purchase $300.0 million of the Company's common stock. Under the terms of the June 2016 ASR, the Company made a $300.0 million payment in June 2016 and received an initial delivery of approximately 4.3 million of the Company's common stock. In September 2016, the Company received an additional 1.0 million shares of common stock in final settlement of the June 2016 ASR, for a total of 5.3 million shares. The value reflected in treasury stock upon completion of the June 2016 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is less than the $300.0 million cash paid by $3.1 million.
In December 2016, the Company entered into an accelerated share repurchase agreement ("December 2016 ASR") to purchase $330.0 million of the Company's common stock. Under the terms of the December 2016 ASR, the Company made a $330.0 million payment in December 2016 and received an initial delivery of approximately 4.5 million shares of the Company's common stock. The payment was recorded as a reduction to stockholders' equity, consisting of a $264.0 million increase in treasury stock, which reflects the value of the 4.5 million shares received upon initial settlement, and a $66.0 million decrease in additional paid-in-capital, which reflects the value of stock held back. The final settlement of the December 2016 ASR is expected to occur no later than the end of the Company's fiscal year ending June 30, 2017 and may result in the receipt or delivery of additional shares of common stock. Additionally, the Company made open market repurchases of 0.3 million shares of our common stock during the three months ended December 31, 2016 for a total cost of approximately $20.0 million.
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
The Company entered into a data services agreement with ADP prior to the spin-off under which ADP provided the Company with certain data center sharing services relating to the provision of information technology, platform support, hosting, network services, and leases of equipment. The term of the agreement expired two years after the spin-off date.
For the three and six months ended December 31, 2016, the Company recorded $1.0 million and $2.3 million of expenses related to the data services agreement in the accompanying financial statements, respectively. The continuing data services expenses in fiscal 2017 primarily relate to leases of equipment that have expiration dates past the term of the agreement. For the three and six months ended December 31, 2015, the Company recorded $0.8 million and $1.7 million, respectively, of expense related to the transition services agreement and $2.3 million and $4.5 million, respectively, of expense related to the data services agreement in the accompanying financial statements. As of June 30, 2016, the Company had amounts payable to ADP under the transition services and data services agreements of $0.1 million and the Company had no amounts payable to ADP at December 31, 2016.

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
The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. Segment information for the three and six months ended December 31, 2015 has been updated to conform to the new presentation.
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

Revenue by segment was as follows:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
CDK North America:
Retail Solutions North America	$393.8	$375.0	$789.2	$748.2
Advertising North America	78.1	66.3	155.6	129.5
CDK International	75.9	78.8	153.7	157.0
Total	$547.8	$520.1	$1,098.5	$1,034.7

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

Advertising North America revenues are primarily earned for placing internet advertisements for OEMs and automotive retailers.
CDK International revenues are generated primarily from Subscription revenue as described above, aside from the absence of website offerings.

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
CDK North America:
Retail Solutions North America:
Subscription revenue	$313.4	$294.5	$629.7	$589.1
Transaction revenue	42.7	42.5	89.6	88.2
Other revenue	37.7	38.0	69.9	70.9
Total Retail Solutions North America	$393.8	$375.0	$789.2	$748.2
Advertising North America revenue	78.1	66.3	155.6	129.5
CDK International revenue	75.9	78.8	153.7	157.0
Total	$547.8	$520.1	$1,098.5	$1,034.7

Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
CDK North America:
Retail Solutions North America	$142.3	$116.3	287.8	225.4
Advertising North America	9.8	5.0	21.3	8.8
CDK International	18.3	15.9	35.2	30.1
Other	(51.5)	(30.4)	(113.5)	(61.7)
Total	$118.9	$106.8	$230.8	$202.6

Assets by segment were as follows:

	Assets
	December 31, 2016	June 30, 2016
CDK North America:
Retail Solutions North America	$1,228.3	$1,240.9
Advertising North America	308.6	307.9
CDK International	517.1	539.4
Other	390.9	276.8
Total	$2,444.9	$2,365.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other written or oral statements made from time to time by CDK Global, Inc. ("CDK" or the "Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements concerning the Company's business transformation plan, other plans, objectives, forecasts, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook and business trends, intention to make share repurchases and to declare and pay future dividends, and other information may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the Company's success in obtaining, retaining, and selling additional services to customers;

•	the pricing of our products and services;

•	overall market and economic conditions, including interest rate and foreign currency trends, and technology trends;

•	auto sales and advertising and related industry changes;

•	competitive conditions;

•	changes in regulation;

•	changes in technology, security breaches, interruptions, failures, and other errors involving our systems;

•	availability of skilled technical employees/labor/personnel;

•	the impact of new acquisitions and divestitures;

•	employment and wage levels;

•	availability of capital for the payment of debt service obligations or dividends or the repurchase of shares;

•	any changes to our credit ratings and the impact of such changes on our financing costs, rates, terms, debt service obligations, access to capital market and working capital needs;

•	the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates;

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
The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. Segment information for the three and six months ended December 31, 2015, has been updated to conform to the new presentation. A brief description of each of these three segments' operations is provided below.
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

Workstream	Description	Savings Goal
MoveUp!	Migrate customers to latest software versions; engineer to reduce customizations	$15 - 20 million
Streamline implementation	Streamline installation and training process through improved technology, process, tools, and workflow	$25 - 30 million
Enhance customer service	Decrease resolution times through optimized case management and technology-enabled, intelligent, user-driven support	$10 - 15 million
Optimize sales and product offering	Adjust sales structure; reduce product complexity; expand bundling; optimize discount management; standardize pricing	$65 - 75 million
Simplify quote to cash	Reduce business complexity through integrated go-to-market model that leverages an automated contracting process, SKU rationalization, and streamlined invoicing	$25 - 30 million
Workforce efficiency and footprint	Increase efficiency through fewer layers and larger spans of control, geographic wage arbitrage, and reduced facility footprint	$65 - 70 million
Strategic sourcing	Disciplined vendor management and vendor consolidation	$30 - 35 million
CDK International	Comprehensive optimization across back office, R&D, implementation, and support	$10 - 15 million
Other		$20 million
Target		approximately$300 million
In the second quarter of fiscal 2017, we reviewed our business transformation plan and have adjusted expected savings associated with the plan to be approximately $300 million over the periods covering fiscal 2016 extended through fiscal year ended June 30, 2019 (“fiscal 2019”) with a targeted adjusted EBITDA margin for the fiscal year ended June 30, 2018 (“fiscal 2018”) of 35%. We expect to achieve a target EBITDA exit margin of 36%-38% for fourth quarter of fiscal 2018 and 40% or above for fourth quarter of fiscal 2019. See "Results of Operations - Non-GAAP Measures" for a discussion regarding our use of non-GAAP measures and a reconciliation of our non-GAAP measures to the nearest GAAP measures.
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
We estimate the cost to execute the plan through fiscal 2019 to be approximately $225 to $250 million comprised of approximately $70 million of restructuring expense and approximately $155 to $180 million of other expenses to implement the business transformation plan. We will continue to evaluate our estimate of expenses and the allocation of those expenses as we execute the business transformation plan.

Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $2.3 million and $1.8 million of restructuring expenses for the three months ended December 31, 2016 and 2015, respectively, and $3.4 million and $3.7 million for the six months ended December 31, 2016 and 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $26.0 million. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2016 and June 30, 2016. The following table summarizes the activity for the restructuring accrual for the six months ended December 31, 2016:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Charges	2.7	1.4	4.1
Cash payments	(7.8)	(1.5)	(9.3)
Adjustments	(0.4)	(0.3)	(0.7)
Foreign exchange	(0.1)	—	(0.1)
Balance as of December 31, 2016	$3.4	$0.5	$3.9
Our business transformation plan includes a goal to reduce the number of North American facilities we occupy by 40%. In August 2016, we announced all of the North American facilities that we intend to close through fiscal 2018. In the six months ended December 31, 2016, we have closed five facilities. These efforts are expected to result in an increase in contract termination costs in future periods.
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated statements of operations. We recognized $19.0 million and $5.1 million of other business transformation expenses for the three months ended December 31, 2016 and 2015, respectively, and $39.6 million and $6.8 million for the six months ended December 31, 2016 and 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $81.2 million.
In December 2015, we announced our intent to return $1.0 billion to our stockholders in the form of dividends and share repurchases. In December 2016, we completed the $1.0 billion return of capital plan. In February 2017, we announced our intent to return $750 million to $1.0 billion of capital per calendar year through 2019 through a combination of dividends and share repurchases. Execution of our business transformation plan will result in increased earnings, which will drive free cash flow (the amount of cash generated from operating activities less capital expenditures and capitalized software). We intend to continue to return free cash flow to our stockholders as our business transformation plan progresses. Our new return of capital plan is expected to be funded through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the period.
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

Results of Operations
The following is a discussion of the results of our consolidated operations for the three and six months ended December 31, 2016 and 2015. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$547.8	$520.1	$27.7	5%	$1,098.5	$1,034.7	$63.8	6%
Cost of revenues	303.2	301.2	2.0	1%	618.3	612.0	6.3	1%
Selling, general, and administrative costs	110.9	105.8	5.1	5%	224.6	203.2	21.4	11%
Restructuring expenses	2.3	1.8	0.5	n/m	3.4	3.7	(0.3)	n/m
Total expenses	416.4	408.8	7.6	2%	846.3	818.9	27.4	3%
Operating earnings	131.4	111.3	20.1	18%	252.2	215.8	36.4	17%
Interest expense	(12.3)	(9.5)	(2.8)	29%	(23.0)	(18.8)	(4.2)	22%
Other income (expense), net	(0.2)	5.0	(5.2)	(104)%	1.6	5.6	(4.0)	(71)%
Earnings before income taxes	118.9	106.8	12.1	11%	230.8	202.6	28.2	14%
Margin %	21.7%	20.5%			21.0%	19.6%
Provision for income taxes	(35.3)	(37.1)	1.8	(5)%	(68.0)	(71.7)	3.7	(5)%
Effective tax rate	29.7%	34.7%			29.5%	35.4%
Net earnings	83.6	69.7	13.9	20%	162.8	130.9	31.9	24%
Less: net earnings attributable to noncontrolling interest	0.9	1.5	(0.6)	(40)%	3.2	3.7	(0.5)	(14)%
Net earnings attributable to CDK	$82.7	$68.2	$14.5	21%	$159.6	$127.2	$32.4	25%
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
Revenues. Revenues for the three months ended December 31, 2016 increased $27.7 million as compared to the three months ended December 31, 2015. The RSNA segment contributed $18.8 million and the ANA segment contributed $11.8 million of revenue growth, offset by a decrease in revenues in the CDKI segment of $2.9 million. See the discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the three months ended December 31, 2016 increased by $2.0 million as compared to the three months ended December 31, 2015. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $3.6 million. Cost of revenues was unfavorably impacted by increased direct operating expenses related to other business transformation expenses, a growth in advertising costs for the ANA segment, and an increase in employee-related costs, primarily related to incentive compensation. The unfavorable effects of these items were offset by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $36.1 million and $39.1 million for the three months ended December 31, 2016 and 2015, respectively, representing 6.6% and 7.5% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2016 increased by $5.1 million as compared to the three months ended December 31, 2015. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $2.0 million. Selling, general and administrative expenses increased as a result of other business transformation expenses, and an increase in stock based compensation expense. These increases were partially offset by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix.
Restructuring Expenses. Restructuring expenses for the three months ended December 31, 2016 increased by $0.5 million as compared to the three months ended December 31, 2015 and relates to the business transformation plan we initiated in fiscal 2015.

Interest Expense. Interest expense for the three months ended December 31, 2016 increased by $2.8 million as compared to the three months ended December 31, 2015 due to borrowings under our 2021 term loan facility in December 2016, full quarter impact of 2020 term loan facility, and an increase in interest rates on our term loan facilities and senior notes due to downgrades and high interest rate environment.
Other Income (Expense), net. Other income (expense), net for the three months ended December 31, 2016 decreased by $5.2 million as compared to the three months ended December 31, 2015 due primarily to a net gain associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement in the six months ended December 31, 2015 and an impairment of a non-operating receivable in the six months ended December 31, 2016.
Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2016 and 2015 was 29.7% and 34.7%, respectively. The effective tax rate for the three months ended December 31, 2016 was favorably impacted by $3.0 million excess tax benefit associated with adopting Accounting Standards Update ("ASU") 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" effective July 1, 2016 as described in Note 2 and a $1.1 million Canadian valuation allowance adjustment. The effective tax rate for the three months ended December 31, 2015 was favorably impacted by a non-taxable indemnification gain of $2.6 million recorded in other income and a tax benefit associated with pre spin-off tax refunds.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended December 31, 2016 increased $14.5 million as compared to the three months ended December 31, 2015. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015
Revenues. Revenues for the six months ended December 31, 2016 increased $63.8 million as compared to the six months ended December 31, 2015. The RSNA segment contributed $41.0 million and the ANA segment contributed $26.1 million of revenue growth, offset by a decrease in revenues in the CDKI segment of $3.3 million. See the discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the six months ended December 31, 2016 increased by $6.3 million as compared to the six months ended December 31, 2015. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $6.0 million. Cost of revenues was unfavorably impacted by increased direct operating expenses related to other business transformation expenses, a growth in advertising costs for the ANA segment, and an increase in employee-related costs, primarily related to incentive compensation. The unfavorable effects of these items were offset by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $74.8 million and $78.6 million for the six months ended December 31, 2016 and 2015, respectively, representing 6.8% and 7.6% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2016 increased by $21.4 million as compared to the six months ended December 31, 2015. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $3.2 million. Selling, general and administrative expenses increased as a result of other business transformation expenses, an increase in stock based compensation expense, and outside services. These increases were partially offset by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix.
Restructuring Expenses. Restructuring expenses for the six months ended December 31, 2016 decreased by $0.3 million as compared to the six months ended December 31, 2015 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the six months ended December 31, 2016 increased by $4.2 million as compared to the six months ended December 31, 2015 due to borrowings under our 2021 term loan facility in December 2016, full impact of the 2020 term loan, and an increase in interest rates on our term loan facilities and senior notes due to downgrades and higher interest rate environment.
Other Income (Expense), net. Other income (expense), net for the six months ended December 31, 2016 decreased by $4.0 million as compared to the six months ended December 31, 2015 due primarily to a net gain associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement in the six months ended December 31, 2015 and an impairment of a non-operating receivable in the six months ended December 31, 2016.
Provision for Income Taxes. The effective tax rate for the six months ended December 31, 2016 and 2015 was 29.5% and 35.4%, respectively. The effective tax rate for the six months ended December 31, 2016 was favorably impacted by an $8.7 million excess tax benefit associated with adopting ASU 2016-09 and a $1.1 million Canadian valuation allowance adjustment. The effective tax rate for the six months ended December 31, 2015 was favorably impacted by a non-taxable indemnification gain of $2.6 million recorded in other income and tax benefit associated with pre spin-off tax refunds.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the six months ended December 31, 2016 increased $32.4 million as compared to the six months ended December 31, 2015. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed
Non-GAAP Measures
Throughout the following results of operations discussions, we disclose certain adjusted results. We use certain adjusted results to evaluate our operating performance. In addition, we use adjusted EBITDA, among other measures, as an input to determine incentive-based compensation and target leverage. Our non-GAAP adjustments principally relate to expenses and benefits that impact comparability of the underlying GAAP measures. We believe our non-GAAP measures provide relevant and useful information for users of the financial statements because they provide insight into our ongoing operating results.
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

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$547.8	$520.1	$27.7	5%	$1,098.5	$1,034.7	$63.8	6%
Impact of exchange rates	5.4	—	5.4		9.5	—	9.5
Constant currency adjusted revenues	$553.2	$520.1	$33.1	6%	1,108.0	1,034.7	$73.3	7%

Earnings before income taxes	$118.9	$106.8	$12.1	11%	$230.8	$202.6	$28.2	14%
Margin %	21.7%	20.5%			21.0%	19.6%
Restructuring expenses (1)	2.3	1.8	0.5		3.4	3.7	(0.3)
Other business transformation expenses (1)	19.0	5.1	13.9		39.6	6.8	32.8
Tax matters indemnification gain, net (2)	—	(2.6)	2.6		—	(2.6)	2.6
Adjusted earnings before income taxes	$140.2	$111.1	$29.1	26%	$273.8	$210.5	$63.3	30%
Adjusted margin %	25.6%	21.4%			24.9%	20.3%
Impact of exchange rates	(0.1)	—	(0.1)		0.2	—	0.2
Constant currency adjusted earnings before income taxes	$140.1	$111.1	$29.0	26%	$274.0	$210.5	$63.5	30%

Provision for income taxes	$35.3	$37.1	$(1.8)	(5)%	$68.0	$71.7	$(3.7)	(5)%
Effective tax rate	29.7%	34.7%			29.5%	35.4%
Income tax effect of pre-tax adjustments (3)	7.9	2.1	5.8		16.0	3.3	12.7
Pre spin-off filed tax return adjustment (4)	—	0.4	(0.4)		—	0.4	(0.4)
Adjusted provision for income taxes	$43.2	$39.6	$3.6	9%	$84.0	$75.4	$8.6	11%
Adjusted effective tax rate	30.8%	35.6%			30.7%	35.8%

Net earnings attributable to CDK	$82.7	$68.2	$14.5	21%	$159.6	$127.2	$32.4	25%
Restructuring expenses (1)	2.3	1.8	0.5		3.4	3.7	(0.3)
Other business transformation expenses (1)	19.0	5.1	13.9		39.6	6.8	32.8
Tax matters indemnification gain, net (2)	—	(2.6)	2.6		—	(2.6)	—
Income tax effect of pre-tax adjustments (3)	(7.9)	(2.1)	(5.8)		(16.0)	(3.3)	(12.7)
Pre spin-off filed tax return adjustment (4)	—	(0.4)	0.4		—	(0.4)	0.4
Adjusted net earnings attributable to CDK	$96.1	$70.0	$26.1	37%	$186.6	$131.4	$55.2	42%

Diluted earnings attributable to CDK per share	$0.55	$0.43	$0.12	28%	$1.06	$0.80	$0.26	33%
Restructuring expenses (1)	0.01	0.01			0.02	0.02
Other business transformation expenses (1)	0.13	0.03			0.26	0.04
Tax matters indemnification gain, net (2)	—	(0.02)			—	(0.02)
Income tax effect of pre-tax adjustments (3)	(0.05)	(0.01)			(0.10)	(0.02)
Pre spin-off filed tax return adjustment (4)	—	—			—	—
Adjusted diluted earnings attributable to CDK per share	$0.64	$0.44	$0.20	45%	$1.24	$0.82	$0.42	51%

Weighted-average common shares outstanding:
Diluted	149.9	159.7			150.7	160.0
(1) Restructuring expense recognized in connection with our business transformation plan for the three and six months ended December 31, 2016 and 2015. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and six months ended December 31, 2016 and 2015.
(2) Net gain recorded within other income (expense), net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(3) Income tax effect of pre-tax adjustments for the three and six months ended December 31, 2016 and 2015.
(4) Net income tax benefit to adjust the liability for pre spin-off tax returns related to the gain in fiscal 2016.
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended December 31, 2016 increased $29.1 million as compared to the three months ended December 31, 2015. Adjusted margin increased from 21.4% to 25.6%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $0.1 million. Adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments. The favorable effects of these items were partially offset by an increase stock-based compensation expense, increased interest expense and an impairment of a non-operating receivable.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended December 31, 2016 was 30.8% as compared to 35.6% for the three months ended December 31, 2015. The adjusted effective tax rate for the three months ended December 31, 2016 was favorably impacted by a $3.0 million excess tax benefit associated with adopting ASU 2016-09 and a $1.1 million Canadian valuation allowance adjustment.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended December 31, 2016 increased $26.1 million as compared to the three months ended December 31, 2015. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and the favorable effective tax rate discussed above.
Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the six months ended December 31, 2016 increased $63.3 million as compared to the six months ended December 31, 2015. Adjusted margin increased from 20.3% to 24.9%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $0.2 million. Adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments. The favorable effects of these items were partially offset by an increase in stock-based compensation expense, increased interest expense, outside service costs, and an impairment of a non-operating receivable booked during the three months ended December 31, 2016.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the six months ended December 31, 2016 was 30.7% as compared to 35.8% for the six months ended December 31, 2015. The adjusted effective tax rate for the six months ended December 31, 2016 was favorably impacted by an $8.7 million excess tax benefit associated with adopting ASU 2016-09 and a $1.1 million Canadian valuation allowance adjustment.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the six months ended December 31, 2016 increased $55.2 million as compared to the six months ended December 31, 2015. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and the favorable effective tax rate discussed above.

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Net earnings attributable to CDK	$82.7	$68.2	$14.5	21%	$159.6	$127.2	$32.4	25%
Margin %	15.1%	13.1%			14.5%	12.3%
Net earnings attributable to noncontrolling interest (1)	0.9	1.5	(0.6)		3.2	3.7	(0.5)
Provision for income taxes (2)	35.3	37.1	(1.8)		68.0	71.7	(3.7)
Interest expense (3)	12.3	9.5	2.8		23.0	18.8	4.2
Depreciation and amortization (4)	17.3	14.7	2.6		34.4	28.7	5.7
Total stock-based compensation (5)	10.7	7.0	3.7		20.5	12.8	7.7
Restructuring expenses (6)	2.3	1.8	0.5		3.4	3.7	(0.3)
Other business transformation expenses (6)	18.2	4.6	13.6		38.0	6.2	31.8
Tax matters indemnification gain, net (7)	—	(2.6)	2.6		—	(2.6)	2.6
Adjusted EBITDA	$179.7	$141.8	$37.9	27%	$350.1	$270.2	$79.9	30%
Adjusted margin %	32.8%	27.3%			31.9%	26.1%
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
(6) Restructuring expense recognized in connection with our business transformation plan for the three and six months ended December 31, 2016 and 2015. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and six months ended December 31, 2016 and 2015. Other business transformation expenses exclude $0.8 million and $0.5 million of accelerated depreciation and stock-based compensation expense for the three months ended December 31, 2016 and 2015, respectively, and $1.6 million and $0.6 million for the six months ended December 31, 2016 and 2015, respectively.
(7) Net gain recorded within other income (expense), net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
Adjusted EBITDA. Adjusted EBITDA for the three months ended December 31, 2016 increased $37.9 million as compared the three months ended December 31, 2015. Adjusted margin increased from 27.3% to 32.8%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments. The favorable effects of these items were partially offset by an impairment of a non-operating receivable.
Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015
Adjusted EBITDA. Adjusted EBITDA for the six months ended December 31, 2016 increased $79.9 million as compared the six months ended December 31, 2015. Adjusted margin increased from 26.1% to 31.9%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments. The favorable effects of these items were partially offset by outside service costs and an impairment to a non-operating receivable.

Analysis of Reportable Segments
Effective July 1, 2016, our new operating segments are comprised of Retail Solutions North America, Advertising North America, and CDK International. We have revised prior period segment data to conform to the new segment reporting structure.
The following is a discussion of the results of our operations by reportable segment for the three and six months ended December 31, 2016 and 2015. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
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
Retail Solutions North America Segment
There were no non-GAAP adjustments to the RSNA segment for the three and six months ended December 31, 2016 and 2015. The table below presents the reconciliation of revenues and earnings before income taxes for the RSNA segment on a constant currency basis.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$393.8	$375.0	$18.8	5%	$789.2	$748.2	$41.0	5%
Impact of exchange rates	—	—	—		(0.1)	—	(0.1)
Constant currency adjusted revenues	$393.8	$375.0	$18.8	5%	$789.1	$748.2	$40.9	5%

Earnings before income taxes	$142.3	$116.3	$26.0	22%	$287.8	$225.4	$62.4	28%
Margin %	36.1%	31.0%			36.5%	30.1%
The table below presents revenue by type for the RSNA segment or the three and six months ended December 31, 2016 and 2015.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Subscription revenue	$313.4	$294.5	$18.9	6%	629.7	589.1	$40.6	7%
Transaction revenue	42.7	42.5	0.2	—%	89.6	88.2	1.4	2%
Other revenue	37.7	38.0	(0.3)	(1)%	69.9	70.9	(1.0)	(1)%
Total	$393.8	$375.0	$18.8	5%	789.2	748.2	$41.0	5%
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
Revenues. RSNA revenues increased by $18.8 million for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.
Revenue growth was favorably impacted by the following: DMS customer site count as of December 31, 2016 was 14,599 sites, an increase of approximately 1%, as compared to 14,388 sites as of December 31, 2015. In addition, we experienced 8% growth in average revenue per DMS customer site, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. This was partially offset by a reduction in the number of websites. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $18.9 million of revenue growth, or approximately 5 percentage points. Transaction revenues generated from vehicle registrations and automotive equity mining contributed $0.2 million of revenue growth. Other revenue was down $0.3 million primarily due to a reduction in hardware sales.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $26.0 million for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. Margin increased from 31.0% to 36.1%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, and revenue growth as discussed above. The favorable effects of these items were partially offset an impairment of a non-operating receivable.
Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015
Revenues. RSNA revenues increased by $41.0 million for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. RSNA revenues were slightly favorably impacted by the strength of the Canadian dollar against the U.S. dollar on a constant currency basis, which contributed to an increase of $0.1 million.
Revenue growth was favorably impacted by the following: DMS customer site count as of December 31, 2016 was 14,599 sites, an increase of approximately 1%, as compared to 14,388 sites as of December 31, 2015. In addition, we experienced 8% growth in average revenue per DMS customer site, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. This was partially offset by a reduction in the number of websites. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $40.6 million of revenue growth, or approximately 5 percentage points. Transaction revenues generated from vehicle registrations and automotive equity mining contributed $1.4 million of revenue growth. Other revenue was down $1.0 million primarily due to a reduction in hardware sales.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $62.4 million for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. Margin increased from 30.1% to 36.5%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, and revenue growth as discussed above. The favorable effects of these items were partially offset an impairment of a non-operating receivable.
Advertising North America Segment
There were no non-GAAP adjustments to the ANA segment for the three and six months ended December 31, 2016 and 2015. The table below presents revenues and earnings before income taxes for the ANA segment.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$78.1	$66.3	$11.8	18%	$155.6	$129.5	$26.1	20%

Earnings before income taxes	$9.8	$5.0	$4.8	96%	$21.3	$8.8	$12.5	142%
Margin %	12.5%	7.5%			13.7%	6.8%
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
Revenues. ANA revenues increased by $11.8 million to $78.1 million for the three months ended December 31, 2016 as compared to $66.3 million for the three months ended December 31, 2015. The overall increase was due to an increase in OEM driven local marketing association internet advertising placements.

Earnings before Income Taxes. ANA earnings before income taxes increased by $4.8 million to $9.8 million for the three months ended December 31, 2016 as compared to $5.0 million for the three months ended December 31, 2015. Margin increased from 7.5% to 12.5%. ANA earnings before income taxes were favorably impacted by revenue growth as discussed above.
Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015
Revenues. ANA revenues increased by $26.1 million to 155.6 million the six months ended December 31, 2016 as compared to $129.5 million for the six months ended December 31, 2015. The overall increase was due to an increase in OEM driven local marketing association internet advertising placements.
Earnings before Income Taxes. ANA earnings before income taxes increased by $12.5 million to $21.3 million for the six months ended December 31, 2016 as compared to $8.8 million for the six months ended December 31, 2015. Margin increased from 6.8% to 13.7%. ANA earnings before income taxes were favorably impacted by revenue growth as discussed above and operating efficiencies from ongoing initiatives under our business transformation plan.

CDK International Segment
There were no non-GAAP adjustments to the CDKI segment for the three and six months ended December 31, 2016 and 2015. The table below presents the reconciliation of revenues and earnings before income taxes for the International segment on a constant currency basis.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues	$75.9	$78.8	$(2.9)	(4)%	$153.7	$157.0	$(3.3)	(2)%
Impact of exchange rates	5.4	—	5.4		9.6	—	9.6
Constant currency revenues	$81.3	$78.8	$2.5	3%	$163.3	$157.0	$6.3	4%

Earnings before income taxes	$18.3	$15.9	$2.4	15%	$35.2	$30.1	$5.1	17%
Margin %	24.1%	20.2%			22.9%	19.2%
Impact of exchange rates	—	—	—		0.3	—	0.3
Constant currency earnings before income taxes	$18.3	$15.9	$2.4	15%	$35.5	$30.1	$5.4	18%
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
Revenues. CDKI revenues decreased by $2.9 million for the three months ended December 31, 2016 as compared to for the three months ended December 31, 2015. CDKI revenues were impacted by the strength of the U.S. dollar primarily against the Pound Sterling, the Renminbi, and the Euro, which contributed to a decrease of $5.4 million, or 7 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $2.4 million for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. Margin increased from 20.2% to 24.1%. International earnings before income taxes were favorably impacted by operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan and increased average revenue per customer site.
Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015
Revenues. CDKI revenues decreased by $3.3 million for the six months ended December 31, 2016 as compared to for the six months ended December 31, 2015. CDKI revenues were impacted by the same currencies as discussed above, which contributed to a decrease of $9.6 million, or 6 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.

Earnings before Income Taxes. CDKI earnings before income taxes increased by $5.1 million for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. Margin increased from 19.2% to 22.9%. The constant currency impact of foreign exchange rates on CDKI earnings before income taxes was a decrease of $0.3 million, or 1% percentage points. International earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan and increased average revenue per customer site .
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2016	2015	$	%	2016	2015	$	%
Loss before income taxes	$(51.5)	$(30.4)	$(21.1)	69%	$(113.5)	$(61.7)	$(51.8)	84%
Restructuring expenses	2.3	1.8	0.5		3.4	3.7	(0.3)
Other business transformation expenses	19.0	5.1	13.9		39.6	6.8	32.8
Tax matters indemnification gain, net	—	(2.6)	2.6		—	(2.6)	2.6
Adjusted loss before income taxes	$(30.2)	$(26.1)	$(4.1)	16%	$(70.5)	$(53.8)	$(16.7)	31%
Impact of exchange rates	(0.1)	—	(0.1)		(0.1)	—	(0.1)
Constant currency adjusted loss before income taxes	$(30.3)	$(26.1)	$(4.2)	16%	$(70.6)	$(53.8)	$(16.8)	31%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
Loss before Income Taxes. The Other loss before income taxes increased by $21.1 million for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The Other loss before income taxes was unfavorably impacted by expenses associated with our business transformation plan, an increase in stock-based compensation expense, interest expense related to our 2021 term facility, which was issued during the three months ended December 31, 2016, and an increase in interest rates on our other term loan facilities.
Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015
Loss before Income Taxes. The Other loss before income taxes increased by $51.8 million for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. The Other loss before income taxes was unfavorably impacted by expenses associated with our business transformation plan, an increase in stock-based compensation expense, expenses related to outside services, employee-related costs and interest expense related to our 2021 term facility, which was issued during the three months ended December 31, 2016, and an increase in interest rates on our other term loan facilities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Structure Overview
Our principal source of liquidity is derived from cash generated through operations. At present, and in future periods, we expect cash generated by our operations, together with cash and cash equivalents and borrowings from the capital markets, including our revolving credit facility, to be sufficient to cover our cash needs for working capital, capital expenditures, strategic acquisitions, and anticipated quarterly dividends and stock repurchases under our return of capital plan.

As of December 31, 2016, cash and cash equivalents were $327.6 million, total CDK stockholders' equity was $109.8 million, and total debt was $1,602.5 million, which is net of unamortized financing costs of $9.4 million. Working capital at December 31, 2016 was $412.9 million, as compared to $242.1 million as of June 30, 2016. Working capital as presented herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principals of $250.0 million, a term loan facility with initial principal of $400.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of December 31, 2016.
Our long-term credit ratings and senior unsecured debt ratings are Ba1 (Stable Outlook) and with Moody's, BB+ (Stable Outlook) with S&P, which are non-investment grade. In November 2016, Moody's lowered their long-term credit rating from Baa3 (Negative Outlook) to Ba1 (Stable Outlook) and S&P lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook). We do not believe these long-term credit rating downgrades will have a material impact on our near-term liquidity.
Of the $327.6 million of cash and cash equivalents held as of December 31, 2016, $200.4 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, net of foreign tax credits. The foreign earnings are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S. business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.

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
Return of Capital Plan
Stock Repurchase Program
In December 2015, the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock as part of our $1.0 billion return of capital plan. In December 2016, we completed our $1.0 billion return of capital plan. In January 2017, the Board of Directors terminated this authorization and replaced it this with an authorization for us to repurchase up to $2.0 billion of our common stock as part of a new return of capital plan whereby we expect to return approximately $750.0 million to $1.0 billion per year through 2019 via a combination of dividends and share repurchases. As with the prior authorization, under the new authorization for the stock repurchase program, we may purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. Our new return of capital plan is expected to be funded through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the period. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, the availability and cost of additional indebtedness, and other potential uses for free cash flow.
Dividends to Common Stockholders
In November 2016, the Board of Directors approved a $0.005 increase in the quarterly cash dividend to an annual rate of $0.56 per share. The Board of Directors declared a quarterly cash dividend of $0.140 per share payable on December 30, 2016 to shareholders of record at the close of business on December 20, 2016. We paid dividends of $40.6 million during the six months ended December 31, 2016, and $40.8 million during the six months ended December 31, 2015, respectively.

Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the six months ended December 31, 2016 and 2015, are summarized as follows:

	Six Months Ended
	December 31,
	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$173.4	$25.8	$147.6
Investing activities	(35.8)	(19.2)	(16.6)
Financing activities	(20.7)	(58.3)	37.6
Effect of exchange rate changes on cash and cash equivalents	(8.4)	(9.0)	0.6
Net change in cash and cash equivalents	$108.5	$(60.7)	$169.2
Net cash flows provided by operating activities were $173.4 million for the six months ended December 31, 2016 as compared to $25.8 million for the six months ended December 31, 2015. This $147.6 million increase was primarily due to an improvement of $108.9 million in net working capital components, which was due to cash received from our customers, and the timing of cash payments made to tax authorities and our vendors in the normal course of business in all of our segments. Additionally, there was an increase in net earnings adjusted for non-cash items of $38.7 million when compared to the six months ended December 31, 2015 due to earnings growth in our business.
Net cash flows used in investing activities were $35.8 million for the six months ended December 31, 2016 as compared to net cash flows used in investing activities of $19.2 million for the six months ended December 31, 2015. This $16.6 million increase in cash used in investing activities was primarily due to an increase in capital expenditures and capitalized software of $19.5 million during the six months ended December 31, 2016. This increase was partially offset by a $6.1 million decrease in contributions to investments.
Net cash flows used in financing activities were $20.7 million for the six months ended December 31, 2016 as compared to $58.3 million for the six months ended December 31, 2015. This $37.6 million decrease in cash used in financing activities was primarily due to the new term loan facility offset by the return of capital plan. During the six months ended December 31, 2016, our primary cash outflows consisted of the repurchase of common stock of $350.0 million, dividend payments to our stockholders of $40.6 million, and the repayment of debt and capital lease obligations of $13.5 million, and $6.2 million earn-out payments related to the AVRS, Inc. and Redbumper, LLC acquisitions. These cash outflows were partially offset by the new term loan facility for $400.0 million. During the six months ended December 31, 2015, our primary cash outflows consisted of the repurchase of common stock of $261.0 million, dividend payments to our stockholders of $40.8 million, and repayment of debt and capital lease obligations of $6.7 million partially offset by the term loan facility for $250.0 million and $7.0 million of excess tax benefits reflected as financing activity in the six months ended December 31, 2015 and operating activity in the six months ended December 31, 2016 with the adoption of ASU 2016-19 effective July 1, 2016.
Related Party Agreements
Refer to Note 8 "Income Taxes" and Note 12 "Transactions with ADP" to our consolidated financial statements under Item 1 of Part I of this Quarterly Report on Form 10-Q for financial information regarding agreements entered into with ADP as part of the spin-off.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of December 31, 2016, our revolving credit facility was undrawn. The interest rate per annum on the two $250.0 million term loan facilities was 2.52% and on the $400.0 million term loan facility was 2.41% as of December 31, 2016. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the six months ended December 31, 2016.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of

December 31, 2016, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $5.7 million for the six months ended December 31, 2016.
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
Upon adopting ASU 2016-09, we recognize forfeitures when they occur and no longer estimate a forfeiture rate to recognize stock-based compensation expense.

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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended December 31, 2016, we generated 18% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom's ("U.K."). on June 23, 2016 resulted in a determination that the U.K. should exit the European Union ("EU"). Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.

Our current level of indebtedness and our plan to substantially increase our level of indebtedness could negatively impact our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We have entered into the following debt financing arrangements. In connection with the spin-off in 2014, we borrowed $250.0 million under a term loan facility that will mature on September 16, 2019; we entered into a $300.0 million revolving credit facility, which was undrawn as of December 31, 2016; and we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024. In December 2015, we borrowed $250.0 million under a term loan facility that will mature on December 14, 2020. In December 2016, we borrowed an additional $400.0 million under a term loan facility that will mature on December 9, 2021. See Note 6, "Debt" to our consolidated financial statements under Item 1 of Part 1 of this Quarterly Report on form 10-Q for details about the terms of our debt.

In February 2017, we announced a that we expect to return approximately $750.0 million to $1.0 billion of capital to shareholders per calendar year through 2019, via a combination of dividends and share repurchases. We expect to fund this return of capital, through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the term of the plan. Our current indebtedness and the expected increase in our indebtedness could have important consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to plan for and respond to, general adverse economic and industry conditions and changes in our business and the competitive environment;

•
a substantial portion of our cash flow from operations will be dedicated to make payments of principal of, and interest on, our indebtedness, thereby reducing the availability of funds that would otherwise be available to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;

•
increasing our vulnerability to further downgrades of our credit rating, which could adversely affect our interest rates on existing indebtedness, cost of additional indebtedness, liquidity and access to capital markets;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	the introduction of secured debt to our capital structure;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•
limiting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes or the financing may not be available on favorable terms, or at all; and

•
any failure to comply with the obligations of any of our debt instruments could result in an event of default under the agreements governing such indebtedness, which in turn, if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies.

Our ability to service our current and future levels of indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions, including the interest rate environment, and financial, business, regulatory and other factors, some of which are beyond our control.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs and we may be forced to take actions such as reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, reducing or discontinuing dividends we may pay in the future, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business, results of operations, and financial condition.

Our business, results of operations, and financial condition could be harmed by negative rating actions by credit rating agencies.

Nationally recognized credit rating organizations have issued credit ratings relating to the company and our senior notes. In November 2016, our credit ratings were downgraded to non-investment grade. If our ratings are downgraded further or if ratings agencies indicate that a downgrade may occur it could limit our access to new financing, reduce our flexibility with respect to working capital needs, adversely affect the market price of our senior notes, result in an increase in financing costs, including interest expense under certain of our debt instruments, and result in less favorable covenants and financial terms of our future financing arrangements. Any of these outcomes could also negatively impact our relationships with our customers or otherwise have a material adverse effect on our business, results of operations, and financial condition. See Note 6, "Debt" to our consolidated financial statements under Item 1 of Part 1 of this Quarterly Report on form 10-Q for details about the terms of our debt.

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

We have also indicated that we expect to return approximately $750 million to $1 billion of capital to shareholders per calendar year through 2019, via a combination of dividends and share repurchases. We expect to fund this return of capital plan through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the term of the plan. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock. This authorization superseded and replaced the prior authorization by the Board of Directors which was approved in December 2015 and had authorized us to repurchase up to $1.0 billion of our common stock. We repurchased a total of approximately $0.9 billion of shares of our common stock under the prior authorization. There can be no assurance that we will be able to repurchase shares of our common stock at the times or in the amounts we currently anticipate due to market conditions, our cash position, our ability to access new financing, applicable laws and other factors, or that the results of the share repurchase program will be as beneficial as we currently anticipate.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
October 1 - 31, 2016	1,382	$57.23	—	$450,000,000
November 1 - 30, 2016	227,833	$57.63	225,574	$436,995,845
December 1 - 31, 2016 (3)	4,626,634	$58.58	4,626,226	$99,993,638
Total	4,855,849	$58.53	4,851,800
(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock may be withheld upon exercise of stock options or vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purposes have been included within the total number of shares purchased.

(2) In December 2015, we publicly announced that the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock under a $1.0 billion return of capital plan. We purchased approximately $0.9 billion of common stock under this authorization. In January 2017, the Board of Directors terminated this authorization and replaced it with an authorization to repurchase up to $2.0 billion of our common stock. This new authorization will expire when it is exhausted or at such time as it is revoked by the Board of Directors.

(3) In December 2016, we entered into the an accelerated share purchase agreement ("December 2016 ASR") to purchase $330.0 million of the Company's common stock and received an initial delivery of approximately 4.5 million shares of the our common stock.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated as of December 9, 2016, among the Company, the lenders party thereto, and Bank of America, N.A. as Administrative Agent	8-K	1-36486	10.1	12/12/2016
10.2	First Amendment, dated as of December 9, 2016, to the Credit Agreement dated September 16, 2014, among the Company (f/k/a CDK Global Holdings, LLC), the borrowing subsidiaries from time to time party thereto, the lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent	8-K	1-36486	10.2	12/12/2016
10.3	First Amendment, dated as of December 9, 2016, to the Credit Agreement dated December 14, 2015, among the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	1-36486	10.3	12/12/2016
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	February 2, 2017	/s/ Alfred A. Nietzel Alfred A. Nietzel

Executive Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)