Form 10-Q
period 2017-03-31
CDK Global, Inc.
filed 2017-05-02
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with an new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2017 was 145,193,807.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues	$556.3	$537.7	$1,654.8	$1,572.4

Expenses:
Cost of revenues	307.7	315.8	926.0	927.8
Selling, general and administrative expenses	117.4	125.0	342.0	328.2
Restructuring expenses	6.9	7.7	10.3	11.4
Total expenses	432.0	448.5	1,278.3	1,267.4
Operating earnings	124.3	89.2	376.5	305.0

Interest expense	(15.1)	(10.7)	(38.1)	(29.5)
Other income, net	1.2	0.1	2.8	5.7

Earnings before income taxes	110.4	78.6	341.2	281.2

Provision for income taxes	(31.6)	(22.9)	(99.6)	(94.6)

Net earnings	78.8	55.7	241.6	186.6
Less: net earnings attributable to noncontrolling interest	1.5	1.9	4.7	5.6
Net earnings attributable to CDK	$77.3	$53.8	$236.9	$181.0

Net earnings attributable to CDK per common share:
Basic	$0.53	$0.35	$1.60	$1.15
Diluted	$0.53	$0.34	$1.59	$1.14

Weighted-average common shares outstanding:
Basic	145.2	155.4	148.1	157.8
Diluted	146.5	156.3	149.3	158.7

Dividends declared per common share	$0.140	$0.135	$0.415	$0.390

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net earnings	$78.8	$55.7	$241.6	$186.6
Other comprehensive income (loss):
Currency translation adjustments	8.8	6.4	(22.1)	(25.4)
Other comprehensive income (loss)	8.8	6.4	(22.1)	(25.4)
Comprehensive income	87.6	62.1	219.5	161.2
Less: comprehensive income attributable to noncontrolling interest	1.5	1.9	4.7	5.6
Comprehensive income attributable to CDK	$86.1	$60.2	$214.8	$155.6

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	March 31,	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$385.2	$219.1
Accounts receivable, net of allowances of $6.6 and $7.1, respectively	404.4	365.5
Other current assets	173.7	154.1
Total current assets	963.3	738.7
Property, plant and equipment, net	130.6	118.6
Other assets	195.5	217.2
Goodwill	1,165.8	1,182.7
Intangible assets, net	101.9	107.8
Total assets	$2,557.1	$2,365.0

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$46.8	$26.8
Accounts payable	35.9	38.8
Accrued expenses and other current liabilities	192.2	165.3
Accrued payroll and payroll-related expenses	97.8	115.3
Short-term deferred revenues	175.3	177.2
Total current liabilities	548.0	523.4
Long-term debt and capital lease obligations	1,544.5	1,190.3
Long-term deferred revenues	139.5	157.7
Deferred income taxes	48.1	46.9
Other liabilities	69.0	70.5
Total liabilities	2,349.1	1,988.8

Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 145.2 and 150.1 shares, respectively	1.6	1.6
Additional paid-in-capital	616.0	640.7
Retained earnings	413.9	238.3
Treasury stock, at cost: 15.2 and 10.2 shares, respectively	(825.3)	(526.6)
Accumulated other comprehensive income	(16.3)	5.8
Total CDK stockholders' equity	189.9	359.8
Noncontrolling interest	18.1	16.4
Total equity	208.0	376.2
Total liabilities and equity	$2,557.1	$2,365.0

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net earnings	$241.6	$186.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	52.0	45.6
Deferred income taxes	0.3	7.8
Stock-based compensation expense	32.3	25.5
Other	3.2	(4.5)
Changes in operating assets and liabilities, net of effect from acquisitions of businesses:
Increase in accounts receivable	(42.8)	(71.1)
Increase in other assets	(4.5)	(24.0)
Increase in accounts payable	1.4	11.3
Increase in accrued expenses and other liabilities	3.7	29.7
Net cash flows provided by operating activities	287.2	206.9

Cash Flows from Investing Activities:
Capital expenditures	(47.0)	(35.0)
Proceeds from sale of property, plant and equipment	0.5	—
Capitalized software	(22.9)	(9.6)
Acquisitions of businesses, net of cash acquired	—	(18.0)
Contributions to investments	(2.1)	(6.7)
Proceeds from investments	4.0	8.7
Net cash flows used in investing activities	(67.5)	(60.6)

Cash Flows from Financing Activities:
Proceeds from long-term debt	400.0	250.0
Repayments of long-term debt and capital lease obligations	(25.2)	(13.3)
Dividends paid to stockholders	(61.0)	(61.9)
Repurchases of common stock	(350.0)	(261.0)
Proceeds from exercises of stock options	12.1	5.3
Excess tax benefit from stock-based compensation awards	—	7.4
Withholding tax payments for stock-based compensation awards	(12.0)	(8.6)
Dividend payments to noncontrolling owners	(3.0)	—
Payments of deferred financing costs	(2.1)	(2.1)
Acquisition-related payments	(7.2)	(2.7)
Recovery of dividends paid (Note 1E)	—	0.4
Net cash flows used in financing activities	(48.4)	(86.5)

Effect of exchange rate changes on cash and cash equivalents	(5.2)	(3.9)

Net change in cash and cash equivalents	166.1	55.9

Cash and cash equivalents, beginning of period	219.1	408.2

Cash and cash equivalents, end of period	$385.2	$464.1

	Nine Months Ended
	March 31,
	2017	2016
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$93.5	$96.5
Interest	26.4	20.0
Non-cash transactions:
Non-cash settlement of common stock	$56.9	$—
Non-cash consideration issued for acquisitions (Note 3)	—	$14.0

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares Issued	Amount
Balance as of June 30, 2016	160.3	$1.6	$640.7	$238.3	$(526.6)	$5.8	$359.8	$16.4	$376.2
Net earnings	—	—	—	236.9	—	—	236.9	4.7	241.6
Foreign currency translation adjustments	—	—	—	—	—	(22.1)	(22.1)	—	(22.1)
Stock-based compensation expense and related dividend equivalents	—	—	26.5	(0.3)	—	—	26.2	—	26.2
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(42.1)	—	42.2	—	0.1	—	0.1
Dividends paid to stockholders	—	—	—	(61.0)	—	—	(61.0)	—	(61.0)
Repurchases of common stock	—	—	(9.1)	—	(340.9)	—	(350.0)	—	(350.0)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(3.0)	(3.0)
Balance as of March 31, 2017	160.3	$1.6	$616.0	$413.9	$(825.3)	$(16.3)	$189.9	$18.1	$208.0

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
Effective July 1, 2016, the Company completed a comprehensive reorganization to streamline its organization to enable it to deliver an improved customer experience, create significant efficiencies, and better align it to implement the ongoing business transformation plan discussed further in Note 4. The Company reorganized into two main operating groups. In connection with this reorganization, the Company's operating segments were changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 14 for further information.
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
Subscription. In the Retail Solutions North America (“RSNA”) and CDK International (“CDKI”) segments, CDK provides software and technology solutions for automotive retailers and original equipment manufacturers ("OEMs"), which includes:

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
Deferred Costs. Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the condensed consolidated balance sheets were $95.2 million and $104.0 million as of March 31, 2017 and June 30, 2016, respectively. Long-term deferred costs classified within other assets on the condensed consolidated balance sheets were $120.0 million and $135.5 million as of March 31, 2017 and June 30, 2016, respectively.
Funds receivable and funds held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the condensed consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheet. Funds receivable was $26.7 million and funds held for clients was $10.8 million as of March 31, 2017. Client fund obligation was $37.5 million as of March 31, 2017.
In fiscal year 2015, the Company entered into a two-year service agreement with Automatic Data Processing, Inc. (“ADP”) to provide cash collection and disbursement services for the business which expired in September 2016. As such, the amounts were not significant as of June 30, 2016.
Goodwill. The Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company tests goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. In July 2016, the Company revised its reportable segments and reporting units due to changes in how the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance. Due to the change in organization structure, the Company expanded its reporting units from three to five.
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
Pursuant to this policy, the Company recognized expenses of $35.3 million and $43.2 million for the three months ended March 31, 2017 and 2016, respectively, and $110.1 million and $121.8 million for the nine months ended March 31, 2017 and 2016, respectively. These expenses were classified within cost of revenues on the condensed consolidated statements of operations.
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
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 7), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of March 31, 2017 was $760.6 million based on quoted market prices for the same or similar instruments and the carrying value was $750.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
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

E. Spin-off Common Stock Issued
During the three months ended September 30, 2015, the Company became aware that 1.0 million shares of common stock were inadvertently issued and distributed to ADP at the spin-off with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million shares. In addition, dividends paid to stockholders in fiscal 2016 were overstated by $0.4 million. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations, financial condition, or cash flows. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014 and the Company recovered the $0.4 million of cumulative dividends paid on such shares, thereby increasing the Company's retained earnings. The effects of these adjustments were reflected in the accompanying financial statements for the nine months ended March 31, 2016.

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

•
The Company recorded a tax benefit of $12.1 million within provision for income taxes for the nine months ended March 31, 2017 related to excess tax benefits on stock options, restricted stock, and restricted stock units. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in capital. This change will result in increased volatility in the Company's effective tax rate.

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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other.” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

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
Note 3. Acquisitions
RedBumper, LLC and NewCarIQ, LLC
On February 1, 2016, the Company acquired certain assets of RedBumper, LLC and NewCarIQ, LLC, providers of technology solutions for new and used car pricing. The Company had a pre-existing relationship with these entities under which CDK was a reseller of their products. The acquisitions were made pursuant to asset purchase agreements, which contain customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $32.4 million, which consists primarily of an initial cash price of $17.7 million and a liability for contingent consideration of $14.3 million. Contingent consideration payments occurring within three months following the acquisition date are classified within investing activities on the statement of cash flows; subsequent payments are included within financing activities. Accordingly, $0.3 million of contingent consideration payments made during the three months ended March 31, 2016 are included in investing activities as cash paid for the acquisitions. The Company funded the initial payment with cash on hand.

Note 4. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company's long-term business performance. As the Company executes the business transformation plan, the Company continually monitors, evaluates and refines its structure, including its design, goals, term and estimate of total restructuring expenses. As part of this process, during the three months ended December 31, 2016, the Company extended the business transformation plan by one year to June 30, 2019 ("fiscal 2019"), and updated its current estimate of total restructuring expenses under the business transformation plan to approximately $70 million through fiscal 2019.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company recognized $6.9 million and $7.7 million of restructuring expenses for the three months ended March 31, 2017 and 2016, respectively, and $10.3 million and $11.4 million for the nine months ended March 31, 2017 and 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $32.9 million. Restructuring expenses are presented separately on the condensed consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2017 and June 30, 2016. The following table summarizes the activity for the restructuring accrual for the nine months ended March 31, 2017:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Charges	9.1	2.1	11.2
Cash payments	(11.2)	(1.9)	(13.1)
Adjustments	(0.6)	(0.3)	(0.9)
Foreign exchange	(0.1)	—	(0.1)
Balance as of March 31, 2017	$6.2	$0.8	$7.0

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 8. Net earnings allocated to participating securities were not significant for the three and nine months ended March 31, 2017 and 2016.

The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net earnings attributable to CDK	$77.3	$53.8	$236.9	$181.0

Weighted-average shares outstanding:
Basic	145.2	155.4	148.1	157.8
Effect of employee stock options	0.6	0.5	0.7	0.5
Effect of employee restricted stock	0.7	0.4	0.5	0.4
Diluted	146.5	156.3	149.3	158.7

Basic earnings attributable to CDK per share	$0.53	$0.35	$1.60	$1.15
Diluted earnings attributable to CDK per share	$0.53	$0.34	$1.59	$1.14

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Stock-based awards	0.4	0.4	0.8	0.4

Note 6. Goodwill and Intangible Assets, Net
In July 2016, the Company revised its reportable segments and reporting units due to how the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance. Due to the change in organization structure, the Company expanded its reporting units from three to five. As a result, goodwill was reallocated to the new reporting units using a relative fair value approach. The indicated fair values substantially exceeded the carrying values of all reporting units. Goodwill has been restated to reflect the reallocation of goodwill based on the current reportable segments. Refer to Note 14 for further information.
Changes in goodwill for the nine months ended March 31, 2017 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2016	$604.7	$214.3	$363.7	$1,182.7
Currency translation adjustments	(0.7)	—	(16.2)	(16.9)
Balance as of March 31, 2017	$604.0	$214.3	$347.5	$1,165.8

Components of intangible assets, net were as follows:

	March 31, 2017			June 30, 2016
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Customer lists	$174.0	$(125.8)	$48.2	$175.5	$(117.5)	$58.0
Software	156.5	(107.2)	49.3	141.0	(96.1)	44.9
Trademarks	25.0	(23.9)	1.1	25.0	(23.5)	1.5
Other intangibles	6.3	(3.0)	3.3	6.1	(2.7)	3.4
	$361.8	$(259.9)	$101.9	$347.6	$(239.8)	$107.8
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 5 years (7 years for customer lists, 4 years for software and software licenses, and 2 years for trademarks). Amortization of intangible assets was $6.9 million and $8.1 million for the three months ended March 31, 2017 and 2016, respectively, and $22.1 million and $21.0 million for the nine months ended March 31, 2017 and 2016, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of March 31, 2017 were as follows:

Amount
Three months ending June 30, 2017	$7.9
Twelve months ending June 30, 2018	28.8
Twelve months ending June 30, 2019	19.3
Twelve months ending June 30, 2020	14.4
Twelve months ending June 30, 2021	10.9
Twelve months ending June 30, 2022	7.9
Thereafter	12.7
$101.9

Note 7. Debt
Debt was comprised of the following as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
Revolving credit facility	$—	$—
2019 term loan facility	218.8	228.1
2020 term loan facility	234.4	243.8
2021 term loan facility	395.0	—
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
Capital lease obligations	2.0	3.6
Unamortized debt financing costs	(8.9)	(8.4)
Total debt and capital lease obligations	1,591.3	1,217.1
Current maturities of long-term debt and capital lease obligations	46.8	26.8
Total long-term debt and capital lease obligations	$1,544.5	$1,190.3

Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of March 31, 2017 and June 30, 2016. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity under the revolving credit facility of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
The 2019 term loan facility and 2020 term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on both the 2019 term loan facility and 2020 term loan facility was 2.74% as of March 31, 2017 and 1.97% as of June 30, 2016.
The 2021 term loan bears interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.250% to 2.500% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or (b) (i) the highest of (A) the prime rate of Bank of America, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.25% to 1.50% per annum based on the Ratings. The interest rate per annum on the 2021 term loan facility was 2.74% as of March 31, 2017.
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
Unamortized Debt Financing Costs
As of March 31, 2017 and June 30, 2016, gross debt issuance costs related to debt instruments were $13.2 million and $11.1 million, respectively. Accumulated amortization was $4.3 million and $2.7 million as of March 31, 2017 and June 30, 2016, respectively. Debt issuance costs of $2.1 million were capitalized for the 2021 term loan facility in December 2016. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated statements of operations.

The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of March 31, 2017 were as follows:

Amount
Twelve months ending March 31, 2018	$46.8
Twelve months ending March 31, 2019	45.2
Twelve months ending March 31, 2020	476.3
Twelve months ending March 31, 2021	216.9
Twelve months ending March 31, 2022	315.0
Thereafter	500.0
Total debt and capital lease obligations	1,600.2
Unamortized debt financing costs	(8.9)
Total debt and capital lease obligations, net of unamortized debt financing costs	$1,591.3

Note 8. Stock-Based Compensation
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
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Effective July 1, 2016, the Company adopted ASU 2016-09. Upon adoption, the Company made an accounting policy election to account for forfeitures as they occur rather than apply an estimated forfeiture rate. See Note 2 for additional details regarding the adoption of ASU 2016-09. Stock-based compensation primarily consisted of the following for the three and nine months ended March 31, 2017 and 2016:
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
Time-based restricted stock cannot be transferred during the vesting period. Compensation expense related to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Employees are eligible to receive cash dividends on the CDK shares awarded under the time-based restricted stock program.
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
Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a three-year performance period. In the nine months ended March 31, 2017, an additional one-time grant of performance restricted stock was made which will vest at the end of fiscal year June 30, 2020. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards" plus any dividend equivalents, as described below. Certain performance-based restricted stock units are further subject to adjustment (increase or decrease) based on a market condition defined as the total shareholder return of the Company's common stock compared to a peer group of companies.
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
The following table represents stock-based compensation expense and the related income tax benefits for the three and nine months ended March 31, 2017 and 2016, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of revenues	$1.0	$1.7	$3.3	$4.3
Selling, general and administrative expenses	10.8	11.0	29.0	21.2
Total pre-tax stock-based compensation expense	$11.8	$12.7	$32.3	$25.5

Income tax benefit	$4.1	$4.8	$11.1	$9.2
Stock-based compensation expense for the nine months ended March 31, 2017 consisted of $26.2 million of expense related to equity classified awards and $6.1 million of expense related to liability classified awards. Stock-based compensation expense for the three and nine months ended March 31, 2016 includes $3.5 million of incremental stock-based compensation expense for awards that were modified or expense recognition that was accelerated related to the Transition and Release Agreement entered into with Mr. Anenen on February 2, 2016.
As of March 31, 2017, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $3.9 million, $34.5 million, and $15.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.3 years, 1.9 years, and 1.5 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2016 to March 31, 2017 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2016	1,594	$27.64
Options granted	397	58.75
Options exercised	(543)	21.65
Options canceled	(27)	54.90
Options outstanding as of March 31, 2017	1,421	$38.33

Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2016	616	271
Restricted shares/units granted	308	97
Restricted shares/units vested	(370)	(143)
Restricted shares/units forfeited	(40)	(8)
Non-vested restricted units/shares as of March 31, 2017	514	217
Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2016	476
Restricted units granted	398
Dividend equivalents	6
Restricted units forfeited	(18)
Non-vested restricted units as of March 31, 2017	862
In the nine months ended March 31, 2017, two grants of performance-based stock units were made which will vest at the end of fiscal years June 30, 2019 and 2020. The Monte Carlo simulation model was used to determine the grant date fair value of each grant based on an average historical stock price volatility for the Company and the peer companies of 32.2% and 31.9% and a risk-free interest rate of 0.9% and 1.0% for the grants vesting at the end of fiscal years June 30, 2019 and 2020, respectively. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
The following table presents the assumptions used in the binomial model to determine the fair value of stock options granted during the nine months ended March 31, 2017:

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
The Company recognized receivables from ADP of $1.0 million and $1.1 million as of March 31, 2017 and June 30, 2016, respectively, and payables to ADP of $1.2 million and $1.6 million as of March 31, 2017 and June 30, 2016, respectively, under the tax matters agreement.
Valuation Allowance
The Company had valuation allowances of $34.1 million and $34.3 million as of March 31, 2017 and June 30, 2016, respectively. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the nine months ended March 31, 2017, the valuation allowance balance was decreased for a Canadian valuation allowance adjustment and increased for current year deferred tax movements and currency exchange fluctuations. The valuation allowance adjustment was recorded during the nine months ended March 31, 2017 based on achieving three years of cumulative pre-tax income and forecasts of future pre-tax income, and therefore, the Company adjusted the valuation allowance by $1.1 million resulting in an income tax provision benefit.
Unrecognized Income Tax Benefits
As of March 31, 2017 and June 30, 2016, the Company had unrecognized income tax benefits of $6.9 million and $4.7 million, respectively, of which $5.2 million and $3.6 million, respectively, would impact the effective tax rate if recognized. During the nine months ended March 31, 2017, the Company increased its unrecognized income tax benefits related to current year and prior year tax positions by $1.0 million and $1.3 million, respectively, based on information that indicates the extent to which certain tax positions are more likely than not of being sustained and decreased its unrecognized income tax benefits by $0.1 million due to an expiration of statute.
Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2017 and 2016 was 28.6% and 29.1%, respectively. The effective tax rate for three months ended March 31, 2017 was favorably impacted by $3.4 million of excess tax benefits associated with adopting ASU 2016-09 effective July 1, 2016 as described in Note 2 and by $2.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to mix of earnings by jurisdiction. The effective tax rate for the three months ended March 31, 2016 was favorably impacted by a $5.4 million tax benefit related to the domestic production activities deduction, of which $2.7 million relates to the fiscal year ended June 30, 2015 and $2.7 million relates to the nine months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2016 was also favorably impacted by $1.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation and a net $1.2 million return-to-provision adjustment. The favorable effects were partially offset by expense of $3.4 million associated with the recognition of a deferred tax liability for undistributed foreign earnings.
The effective tax rate for the nine months ended March 31, 2017 and 2016 was 29.2% and 33.6%, respectively. The effective tax rate for the nine months ended March 31, 2017 was favorably impacted by $12.1 million of excess tax benefits associated with adopting ASU 2016-09, by $2.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to mix of earnings by jurisdiction, and a $1.1 million Canadian valuation allowance adjustment. The effective tax rate for the nine months ended March 31, 2016 was favorably impacted by a tax benefit related to the domestic production activities deduction, a non-taxable indemnification gain of $2.6 million recorded in other income, a tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation, a net return-to-provision adjustment, and a tax benefit associated with pre spin-off tax refunds, partially offset by the recognition of a deferred tax liability for undistributed foreign earnings.

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

Note 11. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' equity. The Company's other comprehensive income (loss) for the three and nine months ended March 31, 2017 and 2016 and AOCI balances as of March 31, 2017 and June 30, 2016 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $8.8 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively, and was $(22.1) million and $(25.4) million for the nine months ended March 31, 2017 and 2016, respectively. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $(16.3) million and $5.8 million as of March 31, 2017 and June 30, 2016, respectively.

Note 12. Share Repurchase Transactions
In December 2015, the Board of Directors authorized the Company to repurchase up to $1.0 billion of its common stock as part of its $1.0 billion return of capital plan. In December 2016, the Company completed its $1.0 billion return of capital plan. In January 2017, the Board of Directors terminated this authorization and replaced it with an authorization for us to repurchase up to $2.0 billion of our common stock as part of a new return of capital plan. Under the authorization, the Company may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased is determined at management's discretion and depends on a number of factors, including the market price of the shares, general market and economic conditions, and other potential uses for free cash flow including, but not limited to, potential acquisitions.
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
In December 2016, the Company entered into an accelerated share repurchase agreement ("December 2016 ASR") to purchase $330.0 million of the Company's common stock. Under the terms of the December 2016 ASR, the Company made a $330.0 million payment in December 2016 and received an initial delivery of approximately 4.5 million shares of the Company's common stock. The payment was recorded as a reduction to stockholders' equity, consisting of a $264.0 million increase in treasury stock, which reflects the value of the 4.5 million shares received upon initial settlement, and a $66.0 million decrease in additional paid-in-capital, which reflects the value of stock held back. The final settlement of the December 2016 ASR is expected to occur no later than the end of the Company's fiscal year ending June 30, 2017 and may result in the receipt or delivery of additional shares of common stock. Additionally, the Company made open market repurchases of 0.3 million shares of our common stock during the nine months ended March 31, 2017 for a total cost of approximately $20.0 million.
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
For the three and nine months ended March 31, 2017, the Company recorded $0.7 million and $3.0 million of expenses related to the data services agreement in the accompanying financial statements, respectively. The continuing data services expenses in fiscal 2017 primarily relate to leases of equipment that have expiration dates past the term of the agreement. For the three and nine months ended March 31, 2016, the Company recorded $0.4 million and $2.1 million, respectively, of expense related to the transition services agreement and $1.5 million and $6.0 million, respectively, of expense related to the data services agreement in the accompanying financial statements. As of June 30, 2016, the Company had amounts payable to ADP under the transition services and data services agreements of $0.1 million and the Company had no amounts payable to ADP at March 31, 2017.

Note 14. Financial Data by Segment
On July 1, 2016, the Company executed a comprehensive reorganization to streamline its organization that will enable it to deliver an improved customer experience, create significant efficiencies, and better align it to implement the business transformation plan. The organizational changes included integrating product management, combining the Digital Marketing and Automotive Retail North America operations into a single organization, creating a single North America sales organization, and forming a global research and development organization. In connection with this reorganization, information that the Company's chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed resulting in a reassessment of operating segments.
The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North American and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. Segment information for the three and nine months ended March 31, 2016 has been updated to conform to the new presentation.
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
Revenue by segment was as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
CDK North America:
Retail Solutions North America	$404.9	$387.2	$1,194.1	$1,135.4
Advertising North America	74.5	73.2	230.1	202.7
CDK International	76.9	77.3	230.6	234.3
Total	$556.3	$537.7	$1,654.8	$1,572.4

Supplemental disclosure of revenue by type was as follows:
Retail Solutions North America:

Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:

•
Dealer Management Systems and layered applications, which may be installed onsite at the customer’s location, or hosted and provided on a Software as a Service basis, including ongoing maintenance and support;

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

Advertising North America revenues are primarily earned for placing internet advertisements for OEMs and automotive retailers.
CDK International revenues are generated primarily from Subscription revenue as described above, aside from the absence of website offerings.

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
CDK North America:
Retail Solutions North America:
Subscription revenue	$312.2	$298.3	$941.9	$887.4
Transaction revenue	43.6	44.2	133.2	132.4
Other revenue	49.1	44.7	119.0	115.6
Total Retail Solutions North America	$404.9	$387.2	$1,194.1	$1,135.4
Advertising North America revenue	74.5	73.2	230.1	202.7
CDK International revenue	76.9	77.3	230.6	234.3
Total	$556.3	$537.7	$1,654.8	$1,572.4

Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
CDK North America:
Retail Solutions North America	$159.2	$123.3	447.0	348.7
Advertising North America	10.2	8.8	31.5	17.6
CDK International	19.9	15.2	55.1	45.3
Other	(78.9)	(68.7)	(192.4)	(130.4)
Total	$110.4	$78.6	$341.2	$281.2

Assets by segment were as follows:

	Assets
	March 31, 2017	June 30, 2016
CDK North America:
Retail Solutions North America	$1,261.3	$1,240.9
Advertising North America	324.8	307.9

CDK International	524.7	539.4
Other	446.3	276.8
Total	$2,557.1	$2,365.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other written or oral statements made from time to time by CDK Global, Inc. ("CDK" or the "Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including target adjusted results for the Company's fiscal years ending June 30, 2018 and June 30, 2019, statements concerning the Company's payment of dividends and the repurchase of shares, leverage targets and the funding of the dividends and repurchases, and its business transformation plan, other plans, objectives, forecasts, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook and business trends, and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the Company's success in obtaining, retaining, and selling additional services to customers;

•	the pricing of our products and services;

•	overall market and economic conditions, including interest rate and foreign currency trends, and technology trends;

•
adverse global economic conditions and credit markets and volatility in the countries in which we do business (such as the adverse economic impact and related uncertainty caused by the United Kingdom's decision to leave the European Union ("Brexit"));

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

RESULTS OF OPERATIONS
Executive Overview
We are a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. Focused on evolving the automotive retail experience, we provide solutions to dealers in more than 100 countries around the world, covering approximately 28,000 retail locations and most original equipment manufacturers ("OEMs"). We have over 40 years of history providing innovative solutions to automotive retailers and OEMs to better manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the dealership and buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
Effective July 1, 2016, we completed a comprehensive plan to streamline our organization that will enable us to deliver an improved customer experience, create significant efficiencies, and better align us to implement our business transformation plan described below. The organizational changes included integrating product management, combining the Digital Marketing and Automotive Retail North America operations into a single organization, creating a single North America sales organization, and forming a global research and development organization. In connection with this reorganization, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed resulting in a reassessment of operating segments.
The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. Segment information for the three and nine months ended March 31, 2016, has been updated to conform to the new presentation. A brief description of each of these three segments' operations is provided below.
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
In the second quarter of fiscal 2017, we reviewed our business transformation plan and have adjusted expected savings associated with the plan to be approximately $300 million over the periods covering fiscal 2016 extended through fiscal year ending June 30, 2019 (“fiscal 2019”) with a targeted adjusted EBITDA margin for the fiscal year ended June 30, 2018 (“fiscal 2018”) of 35%. We expect to achieve a target EBITDA exit margin of 36%-38% for fourth quarter of fiscal 2018 and 40% or above for fourth quarter of fiscal 2019. See "Results of Operations - Non-GAAP Measures" for a discussion regarding our use of non-GAAP measures and a reconciliation of our non-GAAP measures to the nearest GAAP measures.
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
We estimate the cost to execute the plan through fiscal 2019 to be approximately $225 million to $250 million comprised of approximately $70 million of restructuring expense and approximately $155 million to $180 million of other expenses to implement the business transformation plan. We will continue to evaluate our estimate of expenses and the allocation of those expenses as we execute the business transformation plan.

Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $6.9 million and $7.7 million of restructuring expenses for the three months ended March 31, 2017 and 2016, respectively, and $10.3 million and $11.4 million for the nine months ended March 31, 2017 and 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $32.9 million. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2017 and June 30, 2016. The following table summarizes the activity for the restructuring accrual for the nine months ended March 31, 2017:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2016	$9.0	$0.9	$9.9

Charges	9.1	2.1	11.2
Cash payments	(11.2)	(1.9)	(13.1)
Adjustments	(0.6)	(0.3)	(0.9)
Foreign exchange	(0.1)	—	(0.1)
Balance as of March 31, 2017	$6.2	$0.8	$7.0
Our business transformation plan includes a goal to reduce the number of North American facilities we occupy by 40%. In August 2016, we announced all of the North American facilities that we intend to close through fiscal 2018. These efforts are expected to result in an increase in contract termination costs in future periods. In the nine months ended March 31, 2017, we have closed eight facilities.
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated statements of operations. We recognized $21.3 million and $12.0 million of other business transformation expenses for the three months ended March 31, 2017 and 2016, respectively, and $60.9 million and $18.8 million for the nine months ended March 31, 2017 and 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $102.5 million.
In December 2015, we announced our intent to return $1.0 billion to our stockholders in the form of dividends and share repurchases. In December 2016, we completed the $1.0 billion return of capital plan. In February 2017, we announced our intent to return $750 million to $1.0 billion of capital to shareholders per calendar year through 2019 through a combination of dividends and share repurchases. Execution of our business transformation plan will result in increased earnings, which will drive free cash flow (the amount of cash generated from operating activities less capital expenditures and capitalized software). We intend to continue to return free cash flow to our stockholders as our business transformation plan progresses. Our new return of capital plan is expected to be funded through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the period.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenue by providing services to customers.
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

In our ANA segment, revenues are primarily earned for placing internet advertisements for OEMs and automotive retailers.

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

Results of Operations
The following is a discussion of the results of our consolidated operations for the three and nine months ended March 31, 2017 and 2016. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$556.3	$537.7	$18.6	3%	$1,654.8	$1,572.4	$82.4	5%
Cost of revenues	307.7	315.8	(8.1)	(3)%	926.0	927.8	(1.8)	—%
Selling, general, and administrative costs	117.4	125.0	(7.6)	(6)%	342.0	328.2	13.8	4%
Restructuring expenses	6.9	7.7	(0.8)	n/m	10.3	11.4	(1.1)	n/m
Total expenses	432.0	448.5	(16.5)	(4)%	1,278.3	1,267.4	10.9	1%
Operating earnings	124.3	89.2	35.1	39%	376.5	305.0	71.5	23%
Interest expense	(15.1)	(10.7)	(4.4)	41%	(38.1)	(29.5)	(8.6)	29%
Other income, net	1.2	0.1	1.1	n/m	2.8	5.7	(2.9)	(51)%
Earnings before income taxes	110.4	78.6	31.8	40%	341.2	281.2	60.0	21%
Margin %	19.8%	14.6%			20.6%	17.9%
Provision for income taxes	(31.6)	(22.9)	(8.7)	38%	(99.6)	(94.6)	(5.0)	5%
Effective tax rate	28.6%	29.1%			29.2%	33.6%
Net earnings	78.8	55.7	23.1	41%	241.6	186.6	55.0	29%
Less: net earnings attributable to noncontrolling interest	1.5	1.9	(0.4)	(21)%	4.7	5.6	(0.9)	(16)%
Net earnings attributable to CDK	$77.3	$53.8	$23.5	44%	$236.9	$181.0	$55.9	31%
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues. Revenues for the three months ended March 31, 2017 increased $18.6 million as compared to the three months ended March 31, 2016. The RSNA segment contributed $17.7 million and the ANA segment contributed $1.3 million of revenue growth, offset by a decrease in revenues in the CDKI segment of $0.4 million. See the discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2017 decreased by $8.1 million as compared to the three months ended March 31, 2016. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $2.4 million. Cost of revenues was favorably impacted by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix and the timing of incentive compensation accruals in fiscal 2016. The favorable effects of these items were partially offset by an increase in direct operating expenses related to other business transformation expenses and growth in advertising costs for the ANA segment. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $35.3 million and $43.2 million for the three months ended March 31, 2017 and 2016, respectively, representing 6.3% and 8.0% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2017 decreased by $7.6 million as compared to the three months ended March 31, 2016. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $1.3 million. Selling, general and administrative expenses decreased as a result of an accrual for estimated cash payments and increased stock compensation of $8.1 million in connection with Mr. Anenen's Transition and Release Agreement ("Transition Agreement") during the three months ended March 31, 2016, and lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. These decreases were partially offset by higher business transformation expenses and stock-based compensation expense, excluding $3.5 million of incremental stock-based compensation for the Transition Agreement.

Restructuring Expenses. Restructuring expenses for the three months ended March 31, 2017 decreased by $0.8 million as compared to the three months ended March 31, 2016 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the three months ended March 31, 2017 increased by $4.4 million as compared to the three months ended March 31, 2016 due to borrowings under our 2021 term loan facility in December 2016 and an increase in interest rates on our term loan facilities and senior notes due to downgrades and high interest rate environment.
Other Income, net. Other income, net for the three months ended March 31, 2017 increased by $1.1 million as compared to the three months ended March 31, 2016 due primarily to fluctuations in foreign exchange transaction gains and losses and a net gain associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2017 and 2016 was 28.6% and 29.1%, respectively. The effective tax rate for the three months ended March 31, 2017 was favorably impacted by $3.4 million of excess tax benefits associated with adopting Accounting Standards Update ("ASU") 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" effective July 1, 2016 as described in Note 2. The effective tax rate for three months ended March 31, 2017 was also favorably impacted by $2.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to mix of earnings by jurisdiction. The effective tax rate for the three months ended March 31, 2016 was favorably impacted by a $5.4 million tax benefit related to the domestic production activities deduction, of which $2.7 million relates to the fiscal year ended June 30, 2015 and $2.7 million relates to the nine months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2016 was also favorably impacted by $1.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation and a net $1.2 million return-to-provision adjustment. The favorable effects were partially offset by expense of $3.4 million associated with the recognition of a deferred tax liability for undistributed foreign earnings.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended March 31, 2017 increased $23.5 million as compared to the three months ended March 31, 2016. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016
Revenues. Revenues for the nine months ended March 31, 2017 increased $82.4 million as compared to the nine months ended March 31, 2016. The RSNA segment contributed $58.7 million and the ANA segment contributed $27.4 million of revenue growth, offset by a decrease in revenues in the CDKI segment of $3.7 million. See the discussion below for drivers of each segment's revenue growth.
Cost of Revenues. Cost of revenues for the nine months ended March 31, 2017 decreased by $1.8 million as compared to the nine months ended March 31, 2016. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $8.4 million. Cost of revenues was favorably impacted by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. The favorable effects of these items were partially offset by an increase in direct operating expenses related to other business transformation expenses and a growth in advertising costs for the ANA segment. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $110.1 million and $121.8 million for the nine months ended March 31, 2017 and 2016, respectively, representing 6.7% and 7.7% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2017 increased by $13.8 million as compared to the nine months ended March 31, 2016. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $4.5 million. Selling, general and administrative expenses increased as a result of other business transformation expenses, an increase in stock-based compensation expense, and outside service costs. These increases were partially offset by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, and an accrual for estimated cash payments and increased stock compensation of $8.1 million in connection with the Transition Agreement during fiscal 2016.
Restructuring Expenses. Restructuring expenses for the nine months ended March 31, 2017 decreased by $1.1 million as compared to the nine months ended March 31, 2016 and relates to the business transformation plan we initiated in fiscal 2015.

Interest Expense. Interest expense for the nine months ended March 31, 2017 increased by $8.6 million as compared to the nine months ended March 31, 2016 due to borrowings under our 2021 term loan facility in December 2016, full impact of the 2020 term loan, and an increase in interest rates on our term loan facilities and senior notes due to downgrades and higher interest rate environment.
Other Income, net. Other income, net for the nine months ended March 31, 2017 decreased by $2.9 million as compared to the nine months ended March 31, 2016 due primarily to a net gain associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement in fiscal 2016 and an impairment of a non-operating receivable in fiscal 2017 which is partially offset by fluctuations in foreign exchange gains and losses.
Provision for Income Taxes. The effective tax rate for the nine months ended March 31, 2017 and 2016 was 29.2% and 33.6%, respectively. The effective tax rate for the nine months ended March 31, 2017 was favorably impacted by $12.1 million of excess tax benefits associated with adopting ASU 2016-09, by $2.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to mix of earnings by jurisdiction, and $1.1 million Canadian valuation allowance adjustment. The effective tax rate for the nine months ended March 31, 2016 was favorably impacted by a tax benefit related to the domestic production activities deduction, a non-taxable indemnification gain of $2.6 million recorded in other income, a tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to lower non-deductible stock-based compensation, a net return-to-provision adjustment, and a tax benefit associated with pre spin-off tax refunds, partially offset by the recognition of a deferred tax liability for undistributed foreign earnings. Refer to the effective tax rate discussion for the three months ended March 31, 2016 for quantification of the factors impacting our rate.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the nine months ended March 31, 2017 increased $55.9 million as compared to the nine months ended March 31, 2016. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed
Non-GAAP Measures
Throughout the following results of operations discussions, we disclose certain financial measures on both a GAAP and a non-GAAP (adjusted) basis. The non-GAAP financial measures disclosed should be viewed in addition to, and not as an alternative to, results prepared in accordance with GAAP. Our use of each of the following non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures, or reconcile them to the comparable GAAP financial measures, in the same way.

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted earnings before income taxes	Earnings before income taxes
Adjusted provision for income taxes	Provision for income taxes
Adjusted net earnings attributable to CDK	Net earnings attributable to CDK
Adjusted diluted earnings attributable to CDK per share	Diluted earnings attributable to CDK per share
Adjusted EBITDA	Net earnings attributable to CDK
Adjusted EBITDA margin	Net earnings attributable to CDK margin
Constant currency revenues	Revenues
Constant currency adjusted earnings before income taxes	Earnings before income taxes
We use adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, adjusted EBITDA and adjusted EBITDA margin internally to evaluate our performance on a consistent basis, because the measures adjust for the impact of certain items that we believe do not directly reflect our underlying operations. By adjusting for these items we believe we have more precise inputs for use as factors in (i) our budgeting process, (ii) making financial and operational decisions, (iii) evaluating ongoing segment and overall operating performance on a consistent period-to-period basis, (iv) target leverage calculations, (v) debt covenant calculations, and (vi) determining incentive-based compensation.
We believe our non-GAAP financial measures are useful for users of the financial statements because they (i) provide investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permit investors to view performance using the same tools that management uses, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our ongoing operating results on a consistent basis. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures disclosed below, provides investors with a fuller understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
We review revenues and adjusted earnings before income taxes on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollar using the average monthly exchange rates for the comparable prior period. As a result, constant currency results neutralize the effects of foreign currency.

Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$556.3	$537.7	$18.6	3%	$1,654.8	$1,572.4	$82.4	5%
Impact of exchange rates	3.2	—	3.2		12.7	—	12.7
Constant currency revenues	$559.5	$537.7	$21.8	4%	1,667.5	1,572.4	$95.1	6%

Earnings before income taxes	$110.4	$78.6	$31.8	40%	$341.2	$281.2	$60.0	21%
Margin %	19.8%	14.6%			20.6%	17.9%
Restructuring expenses (1)	6.9	7.7	(0.8)		10.3	11.4	(1.1)
Other business transformation expenses (1)	21.3	12.0	9.3		60.9	18.8	42.1
Tax matters indemnification gain, net (2)	—	—	—		—	(2.6)	2.6
Adjusted earnings before income taxes	$138.6	$98.3	$40.3	41%	$412.4	$308.8	$103.6	34%
Adjusted margin %	24.9%	18.3%			24.9%	19.6%
Impact of exchange rates	(0.5)	—	(0.5)		(0.3)	—	(0.3)
Constant currency adjusted earnings before income taxes	$138.1	$98.3	$39.8	40%	$412.1	$308.8	$103.3	33%

Provision for income taxes	$31.6	$22.9	$8.7	38%	$99.6	$94.6	$5.0	5%
Effective tax rate	28.6%	29.1%			29.2%	33.6%
Income tax effect of pre-tax adjustments (3)	10.4	7.1	3.3		26.4	10.4	16.0
Pre spin-off filed tax return adjustment (4)	—	—	—		—	0.4	(0.4)
Adjusted provision for income taxes	$42.0	$30.0	$12.0	40%	$126.0	$105.4	$20.6	20%
Adjusted effective tax rate	30.3%	30.5%			30.6%	34.1%

Net earnings attributable to CDK	$77.3	$53.8	$23.5	44%	$236.9	$181.0	$55.9	31%
Restructuring expenses (1)	6.9	7.7	(0.8)		10.3	11.4	(1.1)
Other business transformation expenses (1)	21.3	12.0	9.3		60.9	18.8	42.1
Tax matters indemnification gain, net (2)	—	—	—		—	(2.6)	2.6
Income tax effect of pre-tax adjustments (3)	(10.4)	(7.1)	(3.3)		(26.4)	(10.4)	(16.0)
Pre spin-off filed tax return adjustment (4)	—	—	—		—	(0.4)	0.4
Adjusted net earnings attributable to CDK	$95.1	$66.4	$28.7	43%	$281.7	$197.8	$83.9	42%

Diluted earnings attributable to CDK per share	$0.53	$0.34	$0.19	56%	$1.59	$1.14	$0.45	39%
Restructuring expenses (1)	0.05	0.05			0.07	0.07
Other business transformation expenses (1)	0.14	0.08			0.41	0.12
Tax matters indemnification gain, net (2)	—	—			—	(0.02)
Income tax effect of pre-tax adjustments (3)	(0.07)	(0.05)			(0.18)	(0.06)
Pre spin-off filed tax return adjustment (4)	—	—			—	—
Adjusted diluted earnings attributable to CDK per share	$0.65	$0.42	$0.23	55%	$1.89	$1.25	$0.64	51%

Weighted-average common shares outstanding:
Diluted	146.5	156.3			149.3	158.7
(1) Restructuring expense recognized in connection with our business transformation plan for the three and nine months ended March 31, 2017 and 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and nine months ended March 31, 2017 and 2016.
(2) Net gain recorded within other income (expense), net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(3) Income tax effect of pre-tax adjustments for the three and nine months ended March 31, 2017 and 2016.
(4) Net income tax benefit to adjust the liability for pre spin-off tax returns related to the gain in fiscal 2016.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended March 31, 2017 increased $40.3 million as compared to the three months ended March 31, 2016. Adjusted margin increased from 18.3% to 24.9%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $0.5 million. Adjusted earnings before income taxes was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth. Additionally, adjusted earnings before income taxes was favorably impacted by an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with the Transition Agreement during the three months ended March 31, 2016 and the timing of incentive compensation accruals in fiscal 2016. The favorable effects of these items were partially offset by an increase in interest expense and stock-based compensation expense, excluding $3.5 million of incremental stock-based compensation for the Transition Agreement in fiscal 2016.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended March 31, 2017 was 30.3% as compared to 30.5% for the three months ended March 31, 2016. The adjusted effective tax rate for the three months ended March 31, 2017 was favorably impacted by $3.4 million of excess tax benefits associated with adopting ASU 2016-09, and a tax benefit associated with the cumulative effect of a reduction in the annual effective rate due primarily to mix of earnings by jurisdiction. The adjusted effective tax rate for the three months ended March 31, 2016 was favorably impacted by a tax benefit related to the domestic production activities deduction, a tax benefit associated with the cumulative effect of a reduction in the annual effective rate due primarily to lower non-deductible stock-based compensation, and a net return-to-provision adjustment, partially offset by the recognition of a deferred tax liability for undistributed foreign earnings.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended March 31, 2017 increased $28.7 million as compared to the three months ended March 31, 2016. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and the favorable effective tax rate discussed above.
Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the nine months ended March 31, 2017 increased $103.6 million as compared to the nine months ended March 31, 2016. Adjusted margin increased from 19.6% to 24.9%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $0.3 million. Adjusted earnings before income taxes was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth. Additionally, adjusted earnings before income taxes was favorably impacted by an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with the Transition Agreement during the nine months ended March 31, 2016. The favorable effects of these items were partially offset by an increase in stock-based compensation expense, increased interest expense, outside service costs, and an impairment of a non-operating receivable recorded during the nine months ended March 31, 2017.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the nine months ended March 31, 2017 was 30.6% as compared to 34.1% for the nine months ended March 31, 2016. The adjusted effective tax rate for the nine months ended March 31, 2017 was favorably impacted by $12.1 million of excess tax benefits associated with adopting ASU 2016-09, by $2.4 million of tax benefit associated with the cumulative effect of a reduction in the annual effective tax rate due primarily to mix of earnings by jurisdiction, and a $1.1 million Canadian valuation allowance adjustment.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the nine months ended March 31, 2017 increased $83.9 million as compared to the nine months ended March 31, 2016. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and the favorable effective tax rate discussed above.

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Net earnings attributable to CDK	$77.3	$53.8	$23.5	44%	$236.9	$181.0	$55.9	31%
Margin %	13.9%	10.0%			14.3%	11.5%
Net earnings attributable to noncontrolling interest (1)	1.5	1.9	(0.4)		4.7	5.6	(0.9)
Provision for income taxes (2)	31.6	22.9	8.7		99.6	94.6	5.0
Interest expense (3)	15.1	10.7	4.4		38.1	29.5	8.6
Depreciation and amortization (4)	17.6	16.9	0.7		52.0	45.6	6.4
Total stock-based compensation (5)	11.8	12.7	(0.9)		32.3	25.5	6.8
Restructuring expenses (6)	6.9	7.7	(0.8)		10.3	11.4	(1.1)
Other business transformation expenses (6)	18.9	11.2	7.7		56.9	17.4	39.5
Tax matters indemnification gain, net (7)	—	—	—		—	(2.6)	2.6
Adjusted EBITDA	$180.7	$137.8	$42.9	31%	$530.8	$408.0	$122.8	30%
Adjusted margin %	32.5%	25.6%			32.1%	25.9%
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
(6) Restructuring expense recognized in connection with our business transformation plan for the three and nine months ended March 31, 2017 and 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and nine months ended March 31, 2017 and 2016. Other business transformation expenses exclude $2.4 million and $0.8 million of accelerated depreciation and stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively, and $4.0 million and $1.4 million for the nine months ended March 31, 2017 and 2016, respectively.
(7) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2017 increased $42.9 million as compared the three months ended March 31, 2016. Adjusted margin increased from 25.6% to 32.5%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth. Additionally, adjusted EBITDA was favorably impacted by an accrual for estimated cash payments of $4.6 million in connection with the Transition Agreement during the three months ended March 31, 2016 and the timing of incentive compensation accruals in fiscal 2016.
Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016
Adjusted EBITDA. Adjusted EBITDA for the nine months ended March 31, 2017 increased $122.8 million as compared the nine months ended March 31, 2016. Adjusted margin increased from 25.9% to 32.1%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth. Additionally, adjusted EBITDA was favorably impacted by an accrual for estimated cash payments of $4.6 million in connection with the Transition Agreement during the nine months ended March 31, 2016. The favorable effects of these items were partially offset by outside service costs and an impairment of a non-operating receivable recorded during the nine months ended March 31, 2017.
Analysis of Reportable Segments
Effective July 1, 2016, our new operating segments are comprised of Retail Solutions North America, Advertising North America, and CDK International. We have revised prior period segment data to conform to the new segment reporting structure.
The following is a discussion of the results of our operations by reportable segment for the three and nine months ended March 31, 2017 and 2016. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
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
Retail Solutions North America Segment
There were no non-GAAP adjustments to the RSNA segment for the three and nine months ended March 31, 2017 and 2016. The table below presents the reconciliation of revenues and earnings before income taxes for the RSNA segment on a constant currency basis.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$404.9	$387.2	$17.7	5%	$1,194.1	$1,135.4	$58.7	5%
Impact of exchange rates	(0.9)	—	(0.9)		(1.0)	—	(1.0)
Constant currency revenues	$404.0	$387.2	$16.8	4%	$1,193.1	$1,135.4	$57.7	5%

Earnings before income taxes	$159.2	$123.3	$35.9	29%	$447.0	$348.7	$98.3	28%
Margin %	39.3%	31.8%			37.4%	30.7%
Impact of exchange rates	(0.5)	—	(0.5)		(0.5)	—	(0.5)
Constant currency earnings before income taxes	$158.7	$123.3	$35.4	29%	$446.5	$348.7	$97.8	28%
The table below presents revenue by type for the RSNA segment or the three and nine months ended March 31, 2017 and 2016.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Subscription revenue	$312.2	$298.3	$13.9	5%	941.9	887.4	$54.5	6%
Transaction revenue	43.6	44.2	(0.6)	(1)%	133.2	132.4	0.8	1%
Other revenue	49.1	44.7	4.4	10%	119.0	115.6	3.4	3%
Total	$404.9	$387.2	$17.7	5%	1,194.1	1,135.4	$58.7	5%

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues. RSNA revenues increased by $17.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Subscription revenues grew due to an increase in average revenue per DMS customer site of 7%, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. Additionally, DMS customer site count as of March 31, 2017 was 14,680 sites, an increase of approximately 2%, as compared to 14,420 sites as of March 31, 2016. In addition, we experienced an increase in number of websites. On a combined basis, the increase in average revenue per DMS customer site, DMS customer sites, and websites contributed $13.9 million of revenue growth, or approximately 4%, and includes a favorable currency impact of $0.8 million. Transaction revenues, generated from vehicle registrations and automotive equity mining, decreased $0.6 million. Other revenue increased $4.4 million primarily due to professional services related to websites and includes a favorable currency impact of $0.1 million.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $35.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Margin increased from 31.8% to 39.3%. The constant currency impact of foreign exchange rates on RSNA earnings before income taxes was an increase of $0.5 million.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix. revenue growth as discussed above, and the timing of incentive compensation accruals in fiscal 2016.
Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016
Revenues. RSNA revenues increased by $58.7 million for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. RSNA revenues were slightly favorably impacted by the strength of the Canadian dollar against the U.S. dollar on a constant currency basis, which contributed to an increase of $1.0 million.
Subscription revenues grew due to a increase in average revenue per DMS customer site of 7%, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. Additionally, DMS customer site count as of March 31, 2017 was 14,680 sites, an increase of approximately 2% as compared to 14,420 sites as of March 31, 2016. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $54.5 million of revenue growth, or approximately 5%, and includes a favorable currency impact of $0.9 million. Transaction revenues generated from vehicle registrations and automotive equity mining contributed $0.8 million of revenue growth. Other revenue contributed $3.4 million primarily due to professional services related to websites partially offset by a reduction in hardware sales and includes a favorable currency impact of $0.1 million.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $98.3 million for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. Margin increased from 30.7% to 37.4%. The constant currency impact of foreign exchange rates on RSNA earnings before income taxes was an increase of $0.5 million.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, and revenue growth as discussed above. The favorable effects of these items were partially offset by an impairment of a non-operating receivable.

Advertising North America Segment
There were no non-GAAP adjustments to the ANA segment for the three and nine months ended March 31, 2017 and 2016. The table below presents revenues and earnings before income taxes for the ANA segment.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$74.5	$73.2	$1.3	2%	$230.1	$202.7	$27.4	14%

Earnings before income taxes	$10.2	$8.8	$1.4	16%	$31.5	$17.6	$13.9	79%
Margin %	13.7%	12.0%			13.7%	8.7%
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues. ANA revenues increased by $1.3 million to $74.5 million for the three months ended March 31, 2017 as compared to $73.2 million for the three months ended March 31, 2016. The overall increase was due to an increase in OEM driven local marketing association internet advertising placements.
Earnings before Income Taxes. ANA earnings before income taxes increased by $1.4 million to $10.2 million for the three months ended March 31, 2017 as compared to $8.8 million for the three months ended March 31, 2016. Margin increased from 12.0% to 13.7%. ANA earnings before income taxes were favorably impacted by operating efficiencies from ongoing initiatives under our business transformation plan partially offset by a growth in advertising costs.
Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016
Revenues. ANA revenues increased by $27.4 million to $230.1 million for the nine months ended March 31, 2017 as compared to $202.7 million for the nine months ended March 31, 2016. The overall increase was due to an increase in OEM driven local marketing association internet advertising placements.
Earnings before Income Taxes. ANA earnings before income taxes increased by $13.9 million to $31.5 million for the nine months ended March 31, 2017 as compared to $17.6 million for the nine months ended March 31, 2016. Margin increased from 8.7% to 13.7%. ANA earnings before income taxes were favorably impacted by revenue growth as discussed above and operating efficiencies from ongoing initiatives under our business transformation plan partially offset by a growth in advertising costs.

CDK International Segment
There were no non-GAAP adjustments to the CDKI segment for the three and nine months ended March 31, 2017 and 2016. The table below presents the reconciliation of revenues and earnings before income taxes for the International segment on a constant currency basis.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$76.9	$77.3	$(0.4)	(1)%	$230.6	$234.3	$(3.7)	(2)%
Impact of exchange rates	4.1	—	4.1		13.7	—	13.7
Constant currency revenues	$81.0	$77.3	$3.7	5%	$244.3	$234.3	$10.0	4%

Earnings before income taxes	$19.9	$15.2	$4.7	31%	$55.1	$45.3	$9.8	22%
Margin %	25.9%	19.7%			23.9%	19.3%
Impact of exchange rates	—	—	—		0.3	—	0.3
Constant currency earnings before income taxes	$19.9	$15.2	$4.7	31%	$55.4	$45.3	$10.1	22%
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues. CDKI revenues decreased by $0.4 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. CDKI revenues were impacted by the strength of the U.S. dollar primarily against the Pound Sterling, the Euro, and the Renminbi, which contributed to a decrease of $4.1 million, or 6 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $4.7 million the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Margin increased from 19.7% to 25.9%. International earnings before income taxes were favorably impacted by operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan, increased average revenue per customer site, an increase in a foreign indirect tax recovery and the timing of incentive compensation accruals in fiscal 2016.
Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016
Revenues. CDKI revenues decreased by $3.7 million for the nine months ended March 31, 2017 as compared to for the nine months ended March 31, 2016. CDKI revenues were impacted by the same currencies as discussed above, which contributed to a decrease of $13.7 million, or 6 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $9.8 million for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. Margin increased from 19.3% to 23.9%. The constant currency impact of foreign exchange rates on CDKI earnings before income taxes was a decrease of $0.3 million. International earnings before income taxes were favorably impacted by increased average revenue per customer site and benefits obtained from ongoing initiatives under our business transformation plan.

Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2017	2016	$	%	2017	2016	$	%
Loss before income taxes	$(78.9)	$(68.7)	$(10.2)	(15)%	$(192.4)	$(130.4)	$(62.0)	(48)%
Restructuring expenses	6.9	7.7	(0.8)		10.3	11.4	(1.1)
Other business transformation expenses	21.3	12.0	9.3		60.9	18.8	42.1
Tax matters indemnification gain, net	—	—	—		—	(2.6)	2.6
Adjusted loss before income taxes	$(50.7)	$(49.0)	$(1.7)	(3)%	$(121.2)	$(102.8)	$(18.4)	(18)%
Impact of exchange rates	—	—	—		(0.1)	—	(0.1)
Constant currency adjusted loss before income taxes	$(50.7)	$(49.0)	$(1.7)	(3)%	$(121.3)	$(102.8)	$(18.5)	(18)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Loss before Income Taxes. The Other loss before income taxes increased by $10.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The Other loss before income taxes was unfavorably impacted by expenses associated with our business transformation plan, an increase in interest expense related to our 2021 term facility, which was issued during the three months ended December 31, 2016, an increase in interest rates on our other term loan facilities, and an increase in stock-based compensation expense, excluding $3.5 million of incremental stock-based compensation for the Transition Agreement in fiscal 2016. Partially offsetting the increases is the favorable impact of an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with the Transition Agreement during the nine months ended March 31, 2016.
Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016
Loss before Income Taxes. The Other loss before income taxes increased by $62.0 million for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. The Other loss before income taxes was unfavorably impacted by expenses associated with our business transformation plan, an increase in stock-based compensation expense, increased interest expense related to our 2021 term facility, which was issued during the three months ended December 31, 2016, an increase in interest rates on our other term loan facilities, and expenses related to outside service costs. Partially offsetting the increases is the favorable impact of an accrual for estimated cash payments and increased stock-based compensation expense of $8.1 million in connection with the Transition Agreement during the nine months ended March 31, 2016.

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
As of March 31, 2017, cash and cash equivalents were $385.2 million, total CDK stockholders' equity was $189.9 million, and total debt was $1,591.3 million, which is net of unamortized financing costs of $8.9 million. Working capital at March 31, 2017 was $462.1 million, as compared to $242.1 million as of June 30, 2016. Working capital as presented herein excludes current maturities of long-term debt.

Our borrowings consist of two term loan facilities with initial principals of $250.0 million, a term loan facility with initial principal of $400.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of March 31, 2017.
Our long-term credit ratings and senior unsecured debt ratings are Ba1 (Stable Outlook) with Moody's, and BB+ (Stable Outlook) with S&P, which are non-investment grade. In November 2016, Moody's lowered their long-term credit rating from Baa3 (Negative Outlook) to Ba1 (Stable Outlook) and S&P lowered their long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook). We do not believe these long-term credit rating downgrades will have a material impact on our near-term liquidity.
Of the $385.2 million of cash and cash equivalents held as of March 31, 2017, $243.5 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, net of foreign tax credits. The foreign earnings are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S. business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.
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
Return of Capital Plan
Stock Repurchase Program
In December 2015, the Board of Directors authorized us to repurchase up to $1.0 billion of our common stock as part of our $1.0 billion return of capital plan. In December 2016, we completed our $1.0 billion return of capital plan. In January 2017, the Board of Directors terminated this authorization and replaced it with an authorization for us to repurchase up to $2.0 billion of our common stock as part of a new return of capital plan whereby we expect to return approximately $750.0 million to $1.0 billion per year through 2019 via a combination of dividends and share repurchases. As with the prior authorization, under the new authorization for the stock repurchase program, we may purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. Our new return of capital plan is expected to be funded through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the period. The actual timing, number, and price of any shares to be repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, the availability and cost of additional indebtedness, and other potential uses for free cash flow including, but not limited to, potential acquisitions.
Dividends to Common Stockholders
In November 2016, the Board of Directors approved a $0.005 increase in the quarterly cash dividend to an annual rate of $0.56 per share. The Board of Directors most recently declared a quarterly cash dividend of $0.140 per share payable on March 29, 2017 to shareholders of record at the close of business on March 1, 2017. We paid dividends of $61.0 million during the nine months ended March 31, 2017, and $61.9 million during the nine months ended March 31, 2016, respectively.

Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016, are summarized as follows:

	Nine Months Ended
	March 31,
	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$287.2	$206.9	$80.3
Investing activities	(67.5)	(60.6)	(6.9)
Financing activities	(48.4)	(86.5)	38.1
Effect of exchange rate changes on cash and cash equivalents	(5.2)	(3.9)	(1.3)
Net change in cash and cash equivalents	$166.1	$55.9	$110.2
Net cash flows provided by operating activities were $287.2 million for the nine months ended March 31, 2017 as compared to $206.9 million for the nine months ended March 31, 2016. This $80.3 million increase was primarily due an increase in net earnings adjusted for non-cash items of $68.4 million when compared to the nine months ended March 31, 2016 due to earnings growth in our business. Additionally, there was an improvement of $11.9 million in net working capital components, which was due to cash received from our customers and the timing of cash payments made to tax authorities partially offset by timing to our vendors in the normal course of business.
Net cash flows used in investing activities were $67.5 million for the nine months ended March 31, 2017 as compared to net cash flows used in investing activities of $60.6 million for the nine months ended March 31, 2016. This $6.9 million increase in cash used in investing activities was primarily due to an increase in capitalized software and capital expenditures of $25.3 million during the nine months ended March 31, 2017. This was partially offset by cash used for acquisition of business in the nine months ended March 31, 2016
Net cash flows used in financing activities were $48.4 million for the nine months ended March 31, 2017 as compared to $86.5 million for the nine months ended March 31, 2016. This $38.1 million decrease in cash used in financing activities was primarily due to the new term loan facility offset by the return of capital plan. During the nine months ended March 31, 2017, our primary cash outflows consisted of the repurchase of common stock of $350.0 million, dividend payments to our stockholders of $61.0 million, and the repayment of debt and capital lease obligations of $25.2 million. These cash outflows were partially offset by the new term loan facility for $400.0 million. During the nine months ended March 31, 2016, our primary cash outflows consisted of the repurchase of common stock of $261.0 million, dividend payments to our stockholders of $61.9 million, and repayment of debt and capital lease obligations of $13.3 million partially offset by the term loan facility for $250.0 million and $7.4 million of excess tax benefits reflected as financing activity in the nine months ended March 31, 2016 and operating activity in the nine months ended March 31, 2017 with the adoption of ASU 2016-19 effective July 1, 2016.
Related Party Agreements
Refer to Note 9 "Income Taxes" and Note 13 "Transactions with ADP" to our consolidated financial statements under Item 1 of Part I of this Quarterly Report on Form 10-Q for financial information regarding agreements entered into with ADP as part of the spin-off.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of March 31, 2017, our revolving credit facility was undrawn. The interest rate per annum on the two $250.0 million term loan facilities was 2.74% and on the $400.0 million term loan facility was 2.74% as of March 31, 2017. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the nine months ended March 31, 2017.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of March 31, 2017, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $8.6 million for the nine months ended March 31, 2017.
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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the nine months ended March 31, 2017, we generated 18% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom's ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
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

We have entered into the following debt financing arrangements. In connection with the spin-off in 2014, we borrowed $250.0 million under a term loan facility that will mature on September 16, 2019; we entered into a $300.0 million revolving credit facility, which was undrawn as of March 31, 2017; and we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024. In December 2015, we borrowed $250.0 million under a term loan facility that will mature on December 14, 2020. In December 2016, we borrowed an additional $400.0 million under a term loan facility that will mature on December 9, 2021. See Note 7, "Debt" to our unaudited consolidated financial statements under Item 1 of Part 1 of this Quarterly Report on form 10-Q for details about the terms of our debt.
In February 2017, we announced that we expect to return approximately $750.0 million to $1.0 billion of capital to shareholders per calendar year through 2019, via a combination of dividends and share repurchases. We expect to fund this return of capital, through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the term of the plan. Our current indebtedness and the expected increase in our indebtedness could have important consequences, including, but not limited to:

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
Nationally recognized credit rating organizations have issued credit ratings relating to the company and our senior notes. In November 2016, our credit ratings were downgraded to non-investment grade. If our ratings are downgraded further or if ratings agencies indicate that a downgrade may occur it could limit our access to new financing, reduce our flexibility with respect to working capital needs, adversely affect the market price of our senior notes, result in an increase in financing costs, including interest expense under certain of our debt instruments, and result in less favorable covenants and financial terms of our future financing arrangements. Any of these outcomes could also negatively impact our relationships with our customers or otherwise have a material adverse effect on our business, results of operations, and financial condition. See Note 7, "Debt" to our unaudited consolidated financial statements under Item 1 of Part 1 of this Quarterly Report on form 10-Q for details about the terms of our debt.
We cannot assure you that we will continue to pay dividends or repurchase shares of our common stock at the times or in the amounts we currently anticipate.
Our Board of Directors has declared, and we have paid, regular quarterly cash dividends on our common stock. The payment of such quarterly dividends and any other future dividends will be at the discretion of our Board of Directors. There can be no assurance that we will continue to pay dividends, as to what the amount of any future dividends will be, or that we will have sufficient surplus under Delaware law to be able to pay any future dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay future dividends, the price of our common stock must appreciate for holders of common stock to receive a gain on their investment in us. This appreciation may not occur and our stock may in fact depreciate in value.
We have also indicated that we expect to return approximately $750.0 million to $1.0 billion of capital to shareholders per calendar year through 2019, via a combination of dividends and share repurchases. We expect to fund this return of capital plan through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the term of the plan. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock. This authorization superseded and replaced the prior authorization by the Board of Directors which was approved in December 2015 and had authorized us to repurchase up to $1.0 billion of our common stock. We repurchased a total of approximately $0.9 billion of shares of our common stock under the prior authorization. There can be no assurance that we will be able to repurchase shares of our common stock at the times or in the amounts we currently anticipate due to market conditions, our cash position, our ability to access new financing, applicable laws and other factors, or that the results of the share repurchase program will be as beneficial as we currently anticipate.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
January 1 - 31, 2017	27,987	$58.90	—	$2,000,000,000
February 1 - 28, 2017	—	$—	—	$2,000,000,000
March 1 - 31, 2017	24	$59.69	—	$2,000,000,000
Total	28,011	$58.90	—
(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock may be withheld upon exercise of stock options or vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purposes make up the total number of shares purchased.
(2) In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock under return of capital program. This authorization will expire when it is exhausted or at such time as it is revoked by the Board of Directors.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated By-Laws of CDK Global, Inc., dated March 7, 2017	8-K	1-36486	3.1	3/9/2017
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Alfred A. Nietzel pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Alfred A. Nietzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	May 2, 2017	/s/ Alfred A. Nietzel Alfred A. Nietzel

Executive Vice President, Chief Financial Officer (principal financial and accounting officer) (Title)