Form 10-K
period 2017-06-30
CDK Global, Inc.
filed 2017-08-08
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $8.7 billion.

The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 140,119,000.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2017.

Part I
Forward-Looking Statements
This Annual Report on Form 10-K contains, and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," or the "Company") may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including: the Company's business outlook, GAAP and adjusted results for the Company's fiscal year ending June 30, 2018 ("fiscal 2018"), and adjusted EBITDA targets for the Company's fiscal year ending June 30, 2019 ("fiscal 2019"); statements concerning the Company's payment of dividends and the repurchase of shares, leverage targets and the funding of such dividends and repurchases; the Company's objectives for its multi-year business transformation plan; other plans; objectives; forecasts; goals; beliefs; business strategies; future events; business conditions; results of operations; financial position business outlook trends; and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the Company's success in obtaining, retaining, and selling additional services to customers;

•	the pricing of our products and services;

•	overall market and economic conditions, including interest rate and foreign currency trends, and technology trends;

•
adverse global economic conditions and credit markets and volatility in the countries in which we do business (such as the adverse economic impact and related uncertainty caused by the United Kingdom's ("U.K.") decision to leave the European Union ("Brexit"));

•	auto sales and advertising and related industry changes;

•	competitive conditions;

•	changes in regulation;

•	changes in technology, security breaches, interruptions, failures, and other errors involving our systems;

•	availability of skilled technical employees/labor/personnel;

•	the impact of new acquisitions and divestitures;

•	employment and wage levels;

•	availability of capital for the payment of debt service obligations or dividends or the repurchase of shares;

•	the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates;

•	litigation involving contract, intellectual property, competition, shareholder, and other matters, and governmental investigations;

•
our ability to timely and effectively implement our business transformation plan, which is intended to increase operating efficiency and improve our global cost structure, while limiting or mitigating business disruption; and

•	the ability of our significant stockholders and their affiliates to significantly influence our decisions.
There may be other factors that may cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described elsewhere in this document under "Risk Factors" in Part I, Item 1A in this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

Item 1. Business
Our Company
We are a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. Focused on enabling end-to-end automotive commerce, we provide solutions to dealers in more than 100 countries around the world, serving approximately 28,000 retail locations and most original equipment manufacturers ("OEMs"). We have over 40 years of history providing innovative solutions to automotive retailers and OEMs to better manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
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
In connection with this reorganization, the Company reorganized into two main operating groups, and our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International.
Our History and Our Spin-off from ADP
We were the Dealer Services business of Automatic Data Processing, Inc. ("ADP"). In 1972, Dealer Services became ADP's third major business unit, offering accounting, service, management, and inventory processing services to automotive retailers. We have since expanded our role in the industry to encompass the full automotive retail value chain by developing integrated Dealer Management Systems (“DMSs”) and other solutions that help retailers manage and grow their businesses. In 2005, we expanded our international footprint through our acquisition of Kerridge Computer Company Limited ("Kerridge"), which provided us with a multi-country DMS platform in Europe, the Middle East, Asia, Africa, and Latin America and has become the basis for our international business. In 2010, we acquired Cobalt, a leading provider of automotive digital marketing solutions, which has enabled us to solidify and expand our digital marketing and digital advertising capabilities.
On April 9, 2014, the board of directors of ADP approved the spin-off of the Dealer Services business. On September 30, 2014, the spin-off became effective and ADP distributed 100% of the common stock of the Company to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
Operating Segments
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
Automotive Retailers. We primarily serve franchised and independent automotive retailers in North America and internationally. We work with the following types of automotive retail organizations:

•	Public Franchised Automotive Retail Groups - customers in this group are publicly traded companies that own multiple automotive retail locations and have multiple franchises;

•	Private Franchised Automotive Retail Groups - customers in this group own two or more automotive retail locations consisting of two or more franchises;

•	Private Single-Location Franchised Automotive Retailers - customers in this group own and manage a single automotive retail location consisting of one or more franchises;

•	OEM Company-Owned Retail Locations - customers in this group are OEMs that own and operate one or more automotive retail locations; and

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

Other Application, Service, and Information Providers. Through the CDK partnership program for our Drive DMS solution in North America, we enable third-party application and service providers to deliver their solutions more broadly into our DMS customer base.
Services
The following table includes a list and summary description of the primary solutions we provide as part of our Retail Solutions businesses.

Solutions	Description
Dealer Management Systems	Integrated suite of features and services to manage the information systems and process workflows involved in running automotive retail operations
Vehicle Sales Solutions (1)(2)	Technology tools and services to streamline the entire vehicle inventory, sales, and finance and insurance (“F&I”) process
Fixed Operations Solutions (1)(2)	Solutions to manage the parts and service profit center of dealerships, including customer targeting appointment scheduling, on-site workflow and billing
Customer Relationship Management Solutions (1)(3)	A system that manages interactions with current and prospective customers
Financial Management Solutions (1)(3)	Value-added capabilities for accounts payable, payments, and payroll
Document Management Solutions (1)(3)	Document creation and archiving solutions to address the complex automotive retail sales process
Network Management Solutions (1)(2)	Wired and wireless network solutions to support dealer connectivity and security efforts
Integrated Telephony Management Solutions (1)(3)	Integrated telephony solutions that allow automotive retailers to connect and communicate via presence, instant messaging, voice, and video
Data Management & Business Intelligence Solutions (1)(2)	Solutions to extract, cleanse, normalize, enhance, and distribute data and to provide actionable insights
Implementation and Training Solutions (3)	Solution delivery and configuration services and development of end user utilization skills and productivity
Customer Support (1)(3)	Full range of support services
Professional Services (1)(2)	Consulting services that provide in-depth analysis and recommendations on optimizing retail operations
Websites (2)(4)	Proprietary internet content delivery platform

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
Vehicle Sales Solutions
Our full suite of Vehicle Sales Solutions helps automotive retailers streamline the vehicle inventory, sales, and F&I process. Our solutions integrate new and used vehicle sales workflows with supporting services to deliver seamless and streamlined retail transactions. Additionally, we provide automotive retailers with tools to help them purchase, stock, and price new and used vehicle inventory. At the conclusion of a retail sales transaction, our majority-owned subsidiary, Computerized Vehicle Registration, Inc. (“CVR”), enables certain of our retailer customers in the U.S. to register sold vehicles with the appropriate state department of motor vehicles. Our Vehicle Sales Solutions are designed to be integrated with the automotive retailer’s DMS.
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
Integrated Telephony Management Solutions
We provide Integrated Telephony Solutions that allow automotive retailers to connect and communicate via presence, instant messaging, voice, and video. Our telephony service is a cloud-based solution that can help minimize costs, provide scale to match growing businesses, and deploy applications faster. Our Integrated Telephony Management Solutions are fully integrated with most of our DMSs, Vehicle Sales Solutions, Fixed Operations Solutions, and CRM Solutions.
Data Management and Business Intelligence Solutions
We provide an extensive portfolio of solutions that enable automotive retailers, OEMs, and other participants in the automotive retail industry to solve problems associated with the highly fragmented systems and data across the industry. Through an open exchange integrating capabilities, we help dealers increase sales, operational efficiency, and profitability. In conjunction with OEM or third-party sponsored programs (and with automotive retailer consent), we use our highly automated capabilities to extract data from various DMSs, which we then cleanse, normalize, and enhance to distribute to public and private franchised automotive retail groups, OEMs, consumer-facing websites, and other industry participants. In addition, we provide data integration capabilities that link disparate industry systems and provide them with the ability to exchange data securely, reliably, and in real time. We work with a variety of service providers to integrate work flows, establish business rules, and maintain data integrity and security to allow dealers to run their business according to their unique needs. Many OEMs and other industry participants in North America utilize our data management solutions to process millions of transactions every month. As an extension of our data management capabilities, we also provide various capabilities in business intelligence, which help us to turn complex data into actionable insights for our customers.
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
Advertising
Customers
Our principal customers in our Advertising business are automotive retailers, automotive retailer associations, and OEMs with a particular focus in North America. We provide integrated marketing solutions for OEMs and their retail networks, as well as automotive retail groups. As a result, our customers are concentrated in the OEM brands for which we have OEM endorsements. This network strategy enables us to offer coordinated marketing solutions with higher performance and value to our customers, in turn increasing network penetration and reducing customer churn. Our most significant OEM customer is General Motors.

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
Advertising
Our ANA segment provides solutions that help automotive retailers, automotive retailer associations, and OEMs to more effectively communicate and establish the first point of contact with in-market, prospective car buyers. Our advertising solutions are designed to optimize both (i) direct-response campaigns focused on generating specific consumer vehicle or repair and maintenance purchases or responses and (ii) brand campaigns geared towards lifting brand metrics. We conduct market research regularly to identify trends in the marketplace and understand shifting buyer preferences, which we translate into powerful insights for our customers. Our complete solution begins with an advertising service that allows our customers to amplify their brand awareness and manage online marketing campaigns. These multi-channel advertising packages can consist of a variety of media, such as paid search, display advertising, display re-marketing, mobile content, and campaign landing pages, among others.
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
Business Intelligence
Our ANA segment employs business intelligence and data science professionals to develop insights and report on results from our proprietary data warehouse. These insights are delivered to our customers through advanced dashboards that use performance indicators that we believe are better correlated with sales outcomes than current standard industry practice. These insights are also used to develop models for our website and advertising execution, which optimize advertising return on investment for all of our customers. Additionally, we develop proprietary analytic models with high predictive value to inform our OEM customers of opportunities to improve their future business performance.
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
Product Development
Our ability to bring new solutions to market and to develop or acquire the data and technology that enables these solutions is important to our continued success. In our fiscal years ending June 30, 2017 ("fiscal 2017"), June 30, 2016 ("fiscal 2016"), and June 30, 2015 ("fiscal 2015"), we spent $150.0 million, $161.0 million, and $170.1 million, respectively, to research, develop, and deploy new and enhanced solutions for our customers. Our research and development function is centrally managed to increase collaboration and deploy critical capabilities globally to leverage scale.
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
Our marketing group structure is built to provide insight into product development, communications, and branding to ensure we grow brand equity and competitive positioning in the market. This group focuses on market research and analysis, developing new sales opportunities through a range of marketing communications including campaigns and trade exhibitions, and the positioning and branding of our solutions in the markets that we serve.
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
In our Retail Solutions businesses, our competitors vary by capabilities within the automotive retail value chain. They include:

•
DMS providers, including The Reynolds and Reynolds Company ("Reynolds and Reynolds"), Dealertrack (Cox Automotive), Incadea (Cox Automotive), Auto/Mate, AutoSoft, and various local and regional providers globally;

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
The primary competitors of our advertising and website solutions for OEM network endorsements are Dealer.com (Cox Automotive), AutoTrader.com (Cox Automotive), Kelly Blue Book (Cox Automotive), Dominion Enterprises, and Naked Lime (Reynolds and Reynolds). Several hundred specialty vendors and agencies offer website, digital marketing, and third-party applications that can be alternatives to our services with individual automotive retailers and groups. We also compete with traditional marketing channels, such as print, radio, and television, for a share of the automotive retailer’s marketing budget. The most significant competitive factors that we face are brand, breadth of features and functionality, scalability, and service capability.
Regulation
The automotive retail industry is highly regulated and automotive retailers and OEMs are subject to a broad array of complex regulations governing virtually every aspect of their operations. Our customers must ensure their compliance with their regulatory requirements, and, in turn, we must ensure that our solutions effectively address their regulatory compliance needs.
Privacy and Data Security Laws
We are subject to a number of federal, state, and foreign laws and regulations regarding data governance and the privacy and protection of personal data. For example, under the Gramm-Leach-Bliley Act (the “GLB Act”), automotive retailers are generally deemed to be regulated financial institutions and therefore are subject to the GLB Act and applicable regulations, including the Federal Trade Commission's ("FTC") Privacy Rule and Safeguards Rule. In our capacity as a service provider to automotive retailers, we generally commit to our customers that we will process and use non-public personal information, such as information regarding their customers that we process in their DMS, consistent with the GLB Act and the related regulations. Similarly, many U.S. states and foreign jurisdictions have adopted regulations that require notification to individuals and/or governmental authorities of a security breach relating to their sensitive personal data or that mandate minimum security standards with respect to the handling and transmission of such data. For a discussion of privacy and data security regulation and the potential impacts on our business, see “Risk Factors—Risks Relating to Our Business—Changes in regulations or consumer concerns regarding privacy and protection of consumer data, or any failure to comply with privacy and data protection obligations, could negatively impact our business, results of operations, and financial condition.”
Regulation
Because our business delivers solutions across a broad spectrum of automotive retailer operations, our activities are impacted by a wide variety of federal, state, local, and international laws and regulations. Central to the value of our Document Management Solutions, for example, is that the forms we provide for our customers meet the requirements of their applicable laws. Likewise, within our Vehicle Sales Solutions, our CVR service is dependent on our compliance with complex and detailed regulatory requirements. Across our portfolio of automotive retail solutions, we are focused on ensuring that we meet our regulatory compliance obligations and that our solutions enable our customers to comply with the laws and regulations applicable to them. See “Risk Factors—Risks Relating to Our Business—We are directly and indirectly subject to, and impacted by, extensive and complex regulation in the U.S. and abroad, and new regulations and/or changes to existing regulations may negatively impact our business, results of operations, and financial condition,” for additional information regarding the application and impact of laws and regulations on our operations.

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
Employees
As of June 30, 2017, we had a total of approximately 8,900 full-time employees worldwide. None of our employees is represented by a collective bargaining agreement. We believe that relations with our employees are good.
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

Item 1A. Risk Factors
You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the risk factors that could materially affect our business, results of operations and financial condition. However, the risks and uncertainties described below are not the only risks and uncertainties facing us; our business is also subject to general risks and uncertainties that affect many other companies, and may be subject to additional risks and uncertainties not currently known to us or that we currently believe to be immaterial, and such risks and uncertainties may have a material adverse effect on our business, results of operations and financial condition. If any of the following risks and uncertainties develop into actual events, they could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Our Business
We may not be able to continue to compete effectively against other providers of technology solutions to automotive retailers, OEMs, and other participants in the automotive retail industry.
Competition among automotive retail solutions and advertising solutions providers is intense. The industry is highly fragmented and subject to changing technology, shifting customer needs, and frequent introductions of new solutions. We have a variety of competitors both for our integrated solutions and for each of our individual solutions. For example:

•
our automotive retail solutions compete with providers of automotive retailing technology solutions, such as Reynolds and Reynolds, Cox Automotive (Dealertrack, Autotrader.com, and others), RouteOne LLC, and Dominion Enterprises; and

•	our advertising and website solutions compete with providers of automotive digital marketing/advertising solutions, such as Cox Automotive, Dominion Enterprises, and Reynolds and Reynolds.
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
Market trends that negatively impact the automotive retail industry may affect our business by reducing the number and/or size of actual or potential customers or the money that actual or potential customers are willing or able to spend on our solution portfolio. Such market factors include:

•	the adverse effect of long-term wage stagnation on the purchasing power of vehicle purchasers and the number of vehicle purchasers;

•	pricing and purchase incentives for vehicles;

•	disruption in the available inventory of vehicles;

•	disruption in the retail automobile dealership model, including potential disintermediation by emerging business models;

•	market oversupply of vehicles and declining used-vehicle pricing;

•	the expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties and the development of shared-use mobility;

•	the cost of gasoline and other forms of energy;

•	the availability and cost of credit to finance the purchase of vehicles and excess negative equity in existing vehicle loans;

•	increased federal and other taxation; and

•	reductions in business and consumer confidence.
Such market trends could have a material adverse effect on our business, results of operations, and financial condition.
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
Some of our products, such as our advertising and website solutions, are primarily sold to or through OEMs and depend on us maintaining strong relationships with those OEMs. Our advertising and website solutions are primarily marketed and delivered through programs sponsored or endorsed by OEMs, the most significant of which is General Motors. We generated approximately 11% of our consolidated revenues from General Motors and its global affiliates during the fiscal year ended June 30, 2017, and as of June 30, 2017, General Motors accounted for 14% of our accounts receivable. OEM switching costs for advertising and website solutions are generally low and our agreements with such customers generally may be terminated by each OEM on short notice or without cause, do not automatically renew upon expiration and have no minimum volume or payment requirements. In addition, if renewed, such agreements may shift from exclusive to multi-vendor relationships. The termination, or renewal on less beneficial terms, of one or more of these relationships, changes in our customers’ advertising budget allocations or marketing strategies, or a change in the economy could result in a decline in the level of advertising and website services that they purchase from us, which in turn could have a material adverse effect on our business, results of operations, and financial condition.
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
During fiscal 2015, we initiated a business transformation plan described under "Business Transformation Plan" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We may not realize, in full or in part, the anticipated benefits and savings from the business transformation plan due to unforeseen difficulties, delays, or unexpected costs, which may adversely affect our business and results of operations, and even if the anticipated benefits and savings are substantially realized, there may be consequences or business impacts that were not expected.
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
Effective succession planning is important to our long-term success. We completed the reorganization of our business structure on July 1, 2016, as part of our ongoing business transformation plan, which resulted in a number of leadership changes. Disruptions in the transition or reorganization could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our ability to attract and retain other key executives.
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
We handle substantial amounts of confidential information, including personal information of consumers. Our success depends on the confidence of OEMs, dealers, lenders, major credit reporting agencies and other data providers, and other users of (or participants in) our solutions in our ability to store, process, and transmit this confidential information securely (whether over the internet or otherwise), and to operate our computer systems and operations without significant disruption or failure. These computer systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of data. While security measures are in place, concerns over the security of third-party data that we store, process, and transmit, which may be heightened by any well-publicized compromise of security, may deter customers from using our solution portfolio and/or deter vendors from providing their solutions to us. Moreover, if our security measures are materially breached and unauthorized access is obtained to confidential information, our solutions may be perceived as not being secure and our customers may curtail or stop using our solutions and/or vendors may curtail or stop providing their solutions to us. Any failure of, or lack of confidence in, the security of our solutions could have a material adverse effect on our business, results of operations, and financial condition. Despite our focus on data security, we may not be able to stop unauthorized attempts to gain access to data that we store and process, or to stop disruptions in the transmission or provision of data and communications or other data by us. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the controls used by our solutions to protect data contained in our, our customers’ and/or our vendors’ databases and the information being stored, transferred, or processed. While warranties and liabilities are limited to data and system security in our customer and vendor contracts, they or other third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information of consumers. In addition, while effort has been expanded to have insurance to cover these losses, we may be required to expend significant capital and other resources to protect against security breaches, and/or to alleviate any problems caused by actual or threatened security breaches. Our security measures may not be sufficient to prevent security breaches, and any failure to prevent security breaches and/or to adequately alleviate any problems caused by security breaches could have a material adverse effect on our business, results of operations, and financial condition.
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
During the twelve months ended June 30, 2017, we generated 19% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the U.K. on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
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
Nationally recognized credit rating organizations have issued credit ratings relating to the company and our senior notes. In November 2016, our credit ratings were downgraded to non-investment grade. If our ratings are downgraded further or if ratings agencies indicate that a downgrade may occur, it could limit our access to new financing, reduce our flexibility with respect to working capital needs, adversely affect the market price of our senior notes, result in an increase in financing costs, including interest expense under certain of our debt instruments, and result in less favorable covenants and financial terms in our future financing arrangements. Any of these outcomes could also negatively impact our relationships with our customers or otherwise have a material adverse effect on our business, results of operations, and financial condition. See Note 13, "Debt" to our consolidated financial statements under Item 8 of Part II of this Annual Report on form 10-K for details about the terms of our debt.
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower, antitrust and other litigation and claims, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
For more information regarding the litigation in which we are currently involved, see the information set forth under “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K.
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
We have historically pursued growth through acquisitions, ranging from acquisitions of small start-up companies that provide a discrete application to a handful of customers, to acquisitions of substantial companies with more mature solutions and a larger customer base, such as our acquisition of Kerridge in 2005, which facilitated our international expansion, and our acquisition of Cobalt in 2010, which is the foundation of our advertising business. As part of our ongoing business strategy to expand solutions offerings, acquire new technologies, and strengthen our value proposition to customers, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, and joint ventures. However, there may be significant competition for acquisition, alliance, and joint venture targets in our industry, or we may not be able to identify suitable candidates or negotiate attractive terms for such transactions in the future.
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
Our future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the business or assets acquired, which would dilute our existing stockholders' ownership interests. Future acquisitions may also decrease our earnings and the benefits derived by us from an acquisition might not outweigh or exceed the dilutive effect of the acquisition. We also may incur additional indebtedness, issue equity, have future impairment of assets or suffer adverse tax and accounting consequences in connection with any future acquisitions.
We could be liable for contract or product liability claims, and disputes over such claims may disrupt our business, divert management’s attention, or have a negative impact on our financial results.
We provide limited warranties to purchasers of our products and services. In addition, errors, defects or other performance problems in our products and services, including with respect to data that we store, process and provide in connection with our products and services, could result in financial or other damages to our customers or consumers. There can be no assurance that any limitations of liability set forth in our contracts would be enforceable or would otherwise protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors and omissions in excess of the applicable deductible amount; however, there can be no assurance that this coverage will continue to be available on acceptable terms, in sufficient amounts to cover one or more large claims or at all, or that the insurer will not deny coverage for any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, any litigation, regardless of its outcome, could result in substantial cost to us and divert management’s attention from our operations and could have a material adverse effect on our business, results of operations, and financial condition. In addition, some of our products and services are business-critical for our customers, and a failure or inability to meet a customer’s expectations could seriously damage our reputation and negatively impact our ability to retain existing business or attract new business.
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
Changes in, or interpretations of, accounting principles may negatively impact our financial position and results of operations.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). A change, or interpretations of, accounting principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, including the potential impact of the adoption and implementation of the new accounting guidance on revenue recognition issued in May 2014 by the Financial Accounting Standards Board that will become effective for us beginning July 1, 2018. We expect to incur initial and ongoing costs to implement and maintain compliance with this new standard. Any difficulties in the implementation of the new accounting standard could hinder our ability to meet our financial reporting obligations. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could negatively impact our reported financial results or the way we conduct our business.
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
We have entered into the following debt financing arrangements. In connection with the spin-off in 2014, we borrowed $250.0 million under a term loan facility that will mature on September 16, 2019; we entered into a $300.0 million revolving credit facility, which was undrawn as of June 30, 2017; and we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024. In December 2015, we borrowed $250.0 million under a term loan facility that will mature on December 14, 2020. In December 2016, we borrowed an additional $400.0 million under a term loan facility that will mature on December 9, 2021. In February 2017, we announced our plan to return approximately $750.0 million to $1.0 billion of capital to shareholders each calendar year through 2019, via a combination of dividends and share repurchases. We announced that we expect to fund this return of capital, through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the term of the plan. In May 2017, in connection with our return of capital plan, we completed an offering of 4.875% senior notes with a $600.0 million aggregate principal amount due in June 2027. See Note 13, ”Debt“ to our consolidated financial statements under Item 8 of Part II of this Annual Report on Form 10-K for details about the terms of our debt.
Our current indebtedness and the expected increase in our indebtedness could have important consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to plan for and respond to, general adverse economic and industry conditions and changes in our business and the competitive environment;

•
an increasingly substantial portion of our cash flow from operations will be dedicated to making payments of principal of, and interest on, our indebtedness, thereby reducing the availability of funds that would otherwise be available to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;

•
increasing our vulnerability to further downgrades of our credit rating, which could adversely affect our interest rates on existing indebtedness, cost of additional indebtedness, liquidity and access to capital markets;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	the introduction of secured debt to our capital structure;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting or eliminating our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes; and

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

•	a shift in our investor base;

•	the actions of significant stockholders;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	announcements of acquisitions or dispositions and strategic moves, such as acquisitions or restructurings, by us or our competitors;

•	the failure of securities analysts to cover our common stock;

•	the operating and stock price performance of other comparable companies;

•	changes in expectations concerning our future financial performance and the future performance of our industry in general, including financial estimates and recommendations by securities analysts;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in the regulatory framework of our industry and regulatory action;

•	changes in general economic or market conditions; and

•	the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
In addition to our existing debt financing arrangements, we have announced that we expect to incur additional incremental borrowings related to our return of capital plan. We may also need to incur additional debt or issue equity in order to fund working capital, capital expenditures and product development requirements, maintain debt capacity levels, or to make acquisitions and other investments. If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued will have liquidation rights, preferences, and privileges senior to those of holders of our common stock. If we raise funds through the issuance of common equity, the issuance will dilute the ownership interests of our stockholders. We cannot assure our investors or potential investors that debt or equity financing will be available to us on acceptable terms, if at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business or complete our return of capital plan as expected.

Provisions in our certificate of incorporation and by-laws and of Delaware law may prevent or delay an acquisition of our Company.
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
We have also indicated that we expect to return approximately $750 million to $1 billion of capital to shareholders each calendar year through 2019, via a combination of dividends and share repurchases. We expect to fund this return of capital plan through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the term of the plan. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock. This authorization superseded and replaced the prior authorization by the Board of Directors, which was approved in December 2015 and had authorized us to repurchase up to $1.0 billion of our common stock. We repurchased a total of approximately $0.9 billion of shares of our common stock under the prior authorization. There can be no assurance that we will be able to repurchase shares of our common stock at the times or in the amounts we currently anticipate due to market conditions, our cash position, our ability to access new financing, applicable laws and other factors, or that the results of the share repurchase program will be as beneficial as we currently anticipate.
The interests of significant stockholders may conflict with our interests or those of other stockholders, and their actions could disrupt our business and affect the market price and volatility of our securities.
As of June 30, 2017, one of our stockholders maintains existing filings on Schedule 13D with the SEC indicating that it may take positions or make proposals with respect to, or with respect to potential changes in, among other things, our operations, management, management and employee incentives, our certificate of incorporation and bylaws, the composition of our Board of Directors, ownership, capital allocation policies, capital or corporate structure, dividend policy, potential acquisitions involving us or certain of our businesses or assets, strategy, and plans. The foregoing positions or proposals may not in all cases be aligned with the interests of our other stockholders. Significant stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions involve risks to our other stockholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease approximately 1.2 million square feet of real estate, consisting of office and other commercial facilities around the world. We own and maintain our global headquarters, totaling approximately 155,000 square feet, in Hoffman Estates, Illinois. We also own or lease approximately 21 locations in North America and 39 locations internationally. Our business transformation plan included a goal to close by the end of fiscal 2018, 18 of the 41 North American facilities that we occupied as of June 30, 2015. We have exceeded our goal and closed 20 North American facilities as of the end of fiscal 2017.
We regularly add or reduce facilities as necessary to accommodate changes in our business operations. We believe that our facilities are adequate to meet our immediate needs, and that, if and when needed, we will be able to secure adequate additional space to accommodate future expansion.

Item 3. Legal Proceedings
From time to time, we are involved in legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of our business activities. Such proceedings can be expensive and disruptive to normal business operations. Moreover, the results of complex proceedings are difficult to predict and our view of these matters may change in the future as the legal, regulatory, and arbitration proceedings and events related thereto unfold.
Competition Matters
We are involved in two lawsuits that set forth allegations of anti-competitive agreements between ourselves and Reynolds and Reynolds relating to the manner in which we control access to, and allow integration with, our DMSs. We have also received from the FTC a Civil Investigative Demand consisting of a request to produce documents relating to any agreement between ourselves and Reynolds and Reynolds.
On February 3, 2017, Motor Vehicle Software Corporation (“MVSC”) filed an antitrust suit against CDK, Reynolds and Reynolds Company, and CVR, in the U.S. District Court for the Central District of California, seeking treble damages and injunctive relief. On May 1, 2017, MVSC filed an amended complaint in connection with the case. On June 15, 2017, the defendants filed motions to dismiss the complaint. Plaintiff’s opposition to those motions was submitted to the court on July 31, 2017, and defendants’ replies are due on August 21, 2017. A hearing on the motions to dismiss is set for September 11, 2017.
On May 1, 2017, Authenticom, Inc. ("Authenticom") filed an antitrust suit against our operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the Western District of Wisconsin, seeking treble damages and injunctive relief. Authenticom moved for a preliminary injunction on May 18, 2017, which the court granted on July 14, 2017, subject to Authenticom’s posting of a $1 million bond. The form of that injunction was handed down by the court on July 28, 2017, and defendants filed notices of appeal on the same day. On August 8, 2017, the U.S. Court of Appeals for the Seventh Circuit granted defendants' motion to stay the injunction pending appeal. Defendants' appellate brief is due on August 22, 2017, Authenticom's response is due September 5, 2017, and defendants' reply is due by September 12, 2017. On July 21, 2017, the defendants filed motions to dismiss the complaint in the district court. Plaintiff's opposition is due September 8, 2017, and defendants' reply is due October 6, 2017.
We believe that both cases are without merit and we intend to continue to contest the claims in these cases vigorously. Accordingly, legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on our business, results of operations, financial condition, or liquidity.
On June 22, 2017, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between ourselves and Reynolds and Reynolds. We are responding to the request. The request merely seeks information, and no proceedings have been instituted. We believe there has not been any conduct by the company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between ourselves and Reynolds and Reynolds. At this time, we do not have sufficient information to predict the outcome of, or the cost of responding to or resolving this investigation.
Other Proceedings
We are otherwise involved from time to time in other proceedings not described above. Based on information available at this time, we believe that the resolution of these other matters currently pending will not individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition, or liquidity. Our view of these matters may change as the proceedings and events related thereto unfold.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
Our common stock began trading "regular way" on the NASDAQ Global Select Market under the symbol "CDK" on October 1, 2014. As of June 30, 2017, there were 16,278 holders of record of our common stock. As of such date, approximately 140,900 additional holders held their common stock in "street name." The following table sets forth the reported high and low sales prices of the Company's common stock reported on the NASDAQ Global Select Market and the cash dividend per share of common stock declared during the fiscal quarters indicated.

	Price Per Share		Dividends
	High	Low	Per Share
Year ended June 30, 2017
First Quarter	$60.09	$54.34	$0.135
Second Quarter	$61.25	$53.46	$0.140
Third Quarter	$67.49	$58.52	$0.140
Fourth Quarter	$65.89	$59.33	$0.140

Year ended June 30, 2016
First Quarter	$55.25	$40.52	$0.120
Second Quarter	$51.36	$45.02	$0.135
Third Quarter	$47.68	$39.67	$0.135
Fourth Quarter	$58.16	$45.12	$0.135
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

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from October 1, 2014 to June 30, 2017 with the comparable cumulative return of the: (i) Standard & Poor's (S&P) 500 Index, (ii) S&P MidCap 400 Index, (iii) S&P 400 Information Technology Index and (iv) NASDAQ Composite Index. For the fiscal year ended June 30, 2017, we replaced the NASDAQ Composite Index with the S&P 400 Information Technology Index because the companies which comprise the S&P 400 Information Technology Index better reflect our industry. For the fiscal year ended June 30, 2017, we have presented both the old and new indices for comparison purposes.

The graph assumes $100 was invested on October 1, 2014 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The comparisons in the graph are required by the Securities Exchange Commission (“SEC”) and are not intended to forecast or be indicative of future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Issuer Purchases of Equity Securities
The following table presents a summary of common stock repurchases made during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
April 1 - 30, 2017	1,135	$64.98	—	$2,000,000,000
May 1 - 31, 2017 (3)	5,276,157	$61.78	5,274,115	$1,720,000,000
June 1 - 30, 2017	761	$61.36	—	$1,720,000,000
Total	5,278,053	$61.78	5,274,115

(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock may be withheld upon exercise of stock options or vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purposes have been included within the total number of shares purchased.

(2) In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock under a return of capital program. This authorization replaced the prior $1.0 billion repurchase authorization. This authorization will expire when it is exhausted or at such time as it is revoked by the Board of Directors.

(3) On May 8, 2017, we received approximately 0.7 million shares upon final settlement of the accelerated share repurchase agreement we entered into in December 2016 ("December 2016 ASR") as part of our prior $1.0 billion authorization. Accordingly, the value of such shares was not deducted from the existing $2.0 billion authorization. We entered into an accelerated share agreement on May 12, 2017 ("May 2017 ASR") to purchase $350.0 million of our common stock. On May 16, 2017, we received an initial delivery of approximately 4.5 million shares of our common stock.

Item 6. Selected Financial Data
Our spin-off from Automatic Data Processing, Inc. ("ADP") was completed on September 30, 2014. Selected financial data is presented on a combined basis for periods preceding the spin-off and on a consolidated basis for subsequent periods. The following table sets forth selected consolidated and combined financial data from our audited consolidated and combined financial statements as of June 30, 2017 and 2016 and for the years ended June 30, 2017, 2016, and 2015. The selected combined financial data as of June 30, 2015, 2014, and 2013 and for the years ended June 30, 2014 and 2013 have been derived from combined financial statements which are not included in this Form 10-K.
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

	Years Ended June 30,
(In millions, except per share amounts)	2017	2016	2015	2014	2013
Income Statement Data
Revenues	$2,220.2	$2,114.6	$2,063.5	$1,976.5	$1,839.4
Earnings before income taxes	435.3	369.1	299.9	353.3	320.7
Provision for income taxes	132.8	122.3	113.6	117.4	115.0
Net earnings	302.5	246.8	186.3	235.9	205.7
Net earnings attributable to noncontrolling interest	6.9	7.5	7.9	8.0	6.3
Net earnings attributable to CDK/Dealer Services	295.6	239.3	178.4	227.9	199.4
Basic net earnings attributable to CDK/Dealer Services per share	$2.01	$1.52	$1.11	$1.42	$1.24
Diluted net earnings attributable to CDK/Dealer Services per share	$1.99	$1.51	$1.10	$1.42	$1.24
Weighted-average basic shares outstanding (1)	146.7	157.0	160.6	160.6	160.6
Weighted-average diluted shares outstanding (1)	148.2	158.0	161.6	160.6	160.6
Cash dividends declared per share	$0.555	$0.525	$0.360	$—	$—

Balance Sheet Data
Cash and cash equivalents	$726.1	$219.1	$408.2	$402.8	$276.3
Total current assets	1,278.8	738.7	885.2	918.2	783.6
Property, plant and equipment, net	135.0	118.6	100.0	82.6	68.4
Total assets	2,883.1	2,365	2,518.5	2,598.6	2,436.8
Total current liabilities	552.6	523.4	498.4	497.5	532.5
Long-term debt	2,125.2	1,190.3	971.1	—	—
Total liabilities	2,939.9	1,988.8	1,734.4	789.3	882.1
Total (deficit) equity	(56.8)	376.2	784.1	1,809.3	1,554.7
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
(Tabular amounts in millions, except per share amounts)
Executive Overview
We are a leading global provider of integrated information technology and digital marketing solutions to the automotive retail and adjacent industries. Focused on enabling end-to-end automotive commerce, we provide solutions to dealers in more than 100 countries around the world, serving approximately 28,000 retail locations and most original equipment manufacturers ("OEMs"). We have over 40 years of history providing innovative solutions to automotive retailers and OEMs to better manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process from targeted digital advertising and marketing campaigns to the sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We believe the breadth of our integrated solutions allows us to more comprehensively address the varied needs of automotive retailers than any other single competitor in our industry.
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
The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. Segment information for the fiscal years ended June 30, 2016 and 2015 ("fiscal 2015"), has been updated to conform to the new presentation. A brief description of each of these three segments' operations is provided below.
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
Business Transformation Plan
During fiscal 2015, we initiated a three-year business transformation plan designed to increase operating efficiency and improve the cost structure within our global operations. The business transformation plan is expected to produce significant benefits in our long-term business performance. We have described below the key workstreams on which we monitor and evaluate performance under the business transformation plan.

Workstream	Description	EBITDA Savings Goal
MoveUp!	Migrate customers to latest software versions; engineer to reduce customizations	$15 - 20 million
Streamline implementation	Streamline installation and training process through improved technology, process, tools, and workflow	$25 - 30 million
Enhance customer service	Decrease resolution times through optimized case management and technology-enabled, intelligent, user-driven support	$10 - 15 million
Optimize sales and product offering	Adjust sales structure; reduce product complexity; expand bundling; optimize discount management; standardize pricing	$65 - 75 million
Simplify quote to cash	Reduce business complexity through integrated go-to-market model that leverages an automated contracting process, SKU rationalization, and streamlined invoicing	$25 - 30 million
Workforce efficiency and footprint	Increase efficiency through fewer layers and larger spans of control, geographic wage arbitrage, and reduced facility footprint	$65 - 70 million
Strategic sourcing	Disciplined vendor management and vendor consolidation	$30 - 35 million
CDK International	Comprehensive optimization across back office, R&D, implementation, and support	$10 - 15 million
Other		$20 million
Target		Approximately $300 million
When we announced our business transformation plan at the end of fiscal 2015, we communicated our intent to strengthen our financial profile and generate additional consolidated adjusted EBITDA of $250 to $275 million over the three years ending with our fiscal year ending June 30, 2018 ("fiscal 2018"). We also intend to achieve consolidated net earnings attributable to CDK margin of 13%-17%, or consolidated adjusted EBITDA margin between 35-36% for fiscal 2018. During fiscal 2017, we executed against this goal by expanding margin on consolidated net earnings attributable to CDK by 200 basis points to 13.3% and expanding consolidated adjusted EBITDA margin by 550 basis points to 32.1%.
As we execute the business transformation plan, we continually monitor, evaluate and refine its structure, including its design, goals, term and estimate of total restructuring expenses. As part of this process, during the second quarter of fiscal 2017, we extended the business transformation plan by one year through the fiscal year ending June 30, 2019 ("fiscal 2019"), and updated our target of additional consolidated adjusted EBITDA generated to approximately $300 million through fiscal 2019. We also announced our intent to generate a targeted adjusted EBITDA exit margin of 40% or above for fiscal 2019.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). See "Results of Operations - Non-GAAP Measures" for a discussion regarding our use of non-GAAP measures and a reconciliation of our non-GAAP measures to the nearest GAAP measures.
The fiscal 2019 business transformation plan targets represent financial objectives distinct from forecasts of performance. Therefore, we have not provided a reconciliation of our fiscal 2019 adjusted EBITDA margin exit targets to the most directly comparable GAAP measure of net earnings attributable to CDK, because projecting potential adjustments to GAAP results for the fiscal 2019 target is not practical and could be misleading to users of this financial information. The EBITDA reconciliation disclosed under "Results of Operations - Non-GAAP Measures" is indicative of the reconciliations that will be prepared for the same fiscal 2019 adjusted measures in the future.
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
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $18.4 million, $20.2 million, and $2.4 million of restructuring expenses for fiscal year ending June 30, 2017 ("fiscal 2017"), 2016 and 2015, respectively. Since the inception of the business transformation plan, we have recognized cumulative restructuring expenses of $41.0 million. Restructuring expenses are presented separately on the consolidated and combined statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2017 and 2016. The following table summarizes the activity for the restructuring accrual for fiscal 2017 and 2016:

	Employee-Related Costs	Contract Termination Costs	Total
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	17.7	2.9	20.6
Cash payments	(10.6)	(2.0)	(12.6)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	(0.1)	—	(0.1)
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Charges	14.5	4.8	19.3
Cash payments	(16.5)	(3.0)	(19.5)
Adjustments	(0.6)	(0.3)	(0.9)
Balance as of June 30, 2017	$6.4	$2.4	$8.8
Our business transformation plan included a goal to close by the end of fiscal 2018, 18 of the 41 North American facilities that we occupied as of June 30, 2015. We have exceeded our goal and closed 20 North American facilities as of the end of fiscal 2017.
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and transition costs. We may also incur accelerated depreciation and/or amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated and combined statements of operations. We recognized $80.6 million, $39.7 million, and $1.9 million of other business transformation expenses for fiscal 2017, 2016 and 2015, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $122.2 million.
In December 2015, we announced our intent to return $1.0 billion to our stockholders in the form of dividends and share repurchases. In December 2016, we completed the $1.0 billion return of capital plan. In February 2017, we announced our intent to return $750 million to $1.0 billion of capital to shareholders per calendar year through 2019 through a combination of dividends and share repurchases. We believe that the execution of our business transformation plan will result in increased earnings, which will drive free cash flow (the amount of cash generated from operating activities less capital expenditures and capitalized software). We intend to continue to return free cash flow to our stockholders as our business transformation plan progresses. Our new return of capital plan is expected to be funded through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the period.

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
Potential Material Trends and Uncertainties in our Marketplace
A number of material trends and/or uncertainties in our marketplace could have either a positive or negative impact on our ability to conduct business, our results of operations, and/or our financial condition. The following is a summary of trends or uncertainties that have the potential to affect our liquidity, capital resources, or results of operations:

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
Historical ADP Cost Allocations Versus CDK as a Stand-alone Company
Our historical combined financial statements were prepared in accordance GAAP. Fiscal 2015 financial statements include the combined results of operations of the Dealer Services business of ADP, which was the subject of the spin-off. The combined financial statements include allocated costs for facilities, functions, and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage.
As a division of ADP, we were historically managed by the senior management of ADP. The historical allocation of ADP’s expenses to the Company was, in certain circumstances, less than the actual costs we incur as an independent public company. In addition to public company expenses, other general overhead transactions were handled for us by ADP, such as data center services, which, after the spin-off were still provided by ADP, but were transitioned to us in the third quarter of fiscal 2016.
Debt Financing
At the time of the spin-off, we borrowed $250.0 million under a term loan facility that matures on September 16, 2019 (our "2019 term loan facility") and $750.0 million under our bridge loan facility, the proceeds of which were used to pay ADP a cash dividend. On October 14, 2014, we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes"). The issuance price of the 2019 and 2024 notes was equal to the stated value. We used the net proceeds from the 2019 and 2024 notes, together with cash on hand, to repay all outstanding borrowings under the bridge loan facility.
On December 14, 2015, we borrowed an additional $250.0 million under a term loan facility that matures on December 14, 2020 (our "2020 term loan facility"). On December 9, 2016, we borrowed an additional $400.0 million under a term loan facility that will mature on December 9, 2021(our "2021 term loan facility", together with our 2019 and 2020 term loan facilities, our "term loan facilities"). Borrowings under the 2020 and 2021 term loan facilities were used for general corporate purposes, which included the repurchase of shares of our common stock as part of a new return of capital plan and pursuant to an accelerated share repurchase.
On May 15, 2017, the Company completed an offering of 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027 (the "2027 notes"). The issuance price of the 2027 notes was equal to the stated value. Interest is payable semi-annually on June 1 and December 1 of each year, and payment will commence on December 1, 2017. The net proceeds from the sale of the 2027 notes will be used by the Company for general corporate purposes, which may include share repurchases, dividends, acquisitions, repayments of debt, and working capital and capital expenditures.

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
On May 21, 2015, we sold our internet sales leads business, which was comprised of Dealix Corporation and Autotegrity, Inc., and operated in the RSNA segment, to a third party. We recognized a loss on the sale of this business of $0.8 million in selling, general and administrative expenses on the consolidated and combined statement of operations for fiscal 2015. The results of operations of the internet sales leads business were not included in our consolidated statements of operations subsequent to the disposal date.
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

Results of Operations
Non-GAAP Measures
Throughout the following results of operations discussions, we disclose certain financial measures for our consolidated and operating segment results on both a GAAP and a non-GAAP (adjusted) basis. The non-GAAP financial measures disclosed should be viewed in addition to, and not as an alternative to, results prepared in accordance with GAAP. Our use of each of the following non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures, or reconcile them to the comparable GAAP financial measures, in the same way.

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted revenues	Revenues
Adjusted earnings before income taxes	Earnings before income taxes
Adjusted provision for income taxes	Provision for income taxes
Adjusted net earnings attributable to CDK	Net earnings attributable to CDK
Adjusted diluted earnings attributable to CDK per share	Diluted earnings attributable to CDK per share
Adjusted EBITDA	Net earnings attributable to CDK
Adjusted EBITDA margin	Net earnings attributable to CDK margin
Constant currency adjusted revenues	Revenues
Constant currency adjusted earnings before income taxes	Earnings before income taxes
We use adjusted revenues, adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, adjusted EBITDA and adjusted EBITDA margin internally to evaluate our performance on a consistent basis, because the measures adjust for the impact of certain items that we believe do not directly reflect our underlying operations. By adjusting for these items we believe we have more precise inputs for use as factors in (i) our budgeting process, (ii) making financial and operational decisions, (iii) evaluating ongoing segment and overall operating performance on a consistent period-to-period basis, (iv) target leverage calculations, (v) debt covenant calculations, and (vi) determining incentive-based compensation.
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
We review revenues and adjusted earnings before income taxes on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollars using the average monthly exchange rates for the comparable prior period. As a result, constant currency results neutralize the effects of foreign currency.
Segment Reporting
Effective July 1, 2016, our new operating segments are comprised of Retail Solutions North America, Advertising North America, and CDK International. We have revised prior period segment data to conform to the new segment reporting structure. In addition, we have an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results.
We also review segment results on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollars using the average monthly exchange rate for the comparable prior period. As a result, constant currency results neutralize the effects of foreign currency.

Fiscal 2017 Compared to Fiscal 2016
The following is a discussion of the results of our consolidated and combined results of operations for fiscal 2017 and 2016, respectively. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated and combined statements of operations for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2017	2016	$	%
Revenues	$2,220.2	$2,114.6	$105.6	5%
Costs of revenues	1,234.9	1,243.4	(8.5)	(1)%
Selling, general and administrative expenses	477.7	448.5	29.2	7%
Restructuring expenses	18.4	20.2	(1.8)	(9)%
Total expenses	1,731.0	1,712.1	18.9	1%
Operating earnings	489.2	402.5	86.7	22%
Interest expense	(57.2)	(40.2)	(17.0)	(42)%
Other income, net	3.3	6.8	(3.5)	(51)%
Earnings before income taxes	435.3	369.1	66.2	18%
Margin %	19.6%	17.5%
Provision for income taxes	(132.8)	(122.3)	(10.5)	(9)%
Effective tax rate	30.5%	33.1%
Net earnings	302.5	246.8	55.7	23%
Less: net earnings attributable to noncontrolling interest	6.9	7.5	(0.6)	(8)%
Net earnings attributable to CDK	$295.6	$239.3	$56.3	24%
Revenues. Revenues for fiscal 2017 increased $105.6 million as compared to fiscal 2016. The RSNA segment contributed $79.4 million and the ANA segment contributed $27.9 million, partially offset by a decrease in revenues in the CDKI segment of $1.7 million. See the discussion below for drivers of each segment's revenue growth. The impact of foreign exchange rates on revenues was a decrease of $17.4 million. The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Pound Sterling, the Euro, and the Renminbi.
Cost of Revenues. Cost of revenues for fiscal 2017 decreased $8.5 million as compared to fiscal 2016. The impact of foreign exchange rates on cost of revenues was a decrease of $11.1 million. Cost of revenues was favorably impacted by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, and a reduction of expenses related to employee benefits. The favorable effects of these items were partially offset by an increase in direct operating expenses related to other business transformation expenses and a growth in advertising costs for the ANA segment. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $150.0 million and $161.0 million for fiscal 2017 and 2016, respectively, representing 6.8% and 7.6% of revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2017 increased $29.2 million as compared to fiscal 2016. The impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $5.8 million. Selling, general and administrative expenses increased as a result of other business transformation expenses, an increase in stock-based compensation expense primarily due to a cumulative adjustment in the fourth quarter of fiscal 2017 based on management's assessment that it is probable our performance metrics for fiscal 2018 associated with performance-based restricted stock units will exceed the target, an increase in outside service costs including costs to implement the new revenue recognition standard, officer transition expense of $3.8 million, and an accrued liability for estimated employment tax audit assessment. These increases were partially offset by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, and a fiscal 2016 accrual for cash payments and increased stock compensation in connection with the Transition and Release Agreement between the company and our former CEO, Steve Anenen (the "CEO transition").
Restructuring Expenses. Restructuring expenses for fiscal 2017 decreased $1.8 million as compared to fiscal 2016 and is related to the business transformation plan we initiated in the fourth quarter of fiscal 2015.

Interest Expense. Interest expense for fiscal 2017 increased $17.0 million as compared to fiscal 2016 due to borrowings under our 2021 term loan facility in December 2016, our 2027 notes in May 2017, the full impact of the 2020 term loan, and an increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment.
Other Income, Net. Other income, net for fiscal 2017 decreased by $3.5 million as compared to fiscal 2016 due primarily to a net gain associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement in fiscal 2016 and an impairment of a non-operating receivable in fiscal 2017, which is partially offset by fluctuations in foreign exchange gains and losses.
Provision for Income Taxes. The effective tax rate for fiscal 2017 was 30.5% as compared to 33.1% for fiscal 2016. The effective tax rate for fiscal 2017 was favorably impacted by $13.1 million of excess tax benefits associated with adopting Accounting Standard Update ("ASU") 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" effective July 1, 2016 as described in Note 2, and a Canadian valuation allowance adjustment. The effective tax rate for fiscal 2016 was favorably impacted by a return-to-provision adjustment related to domestic production activities, a non-taxable indemnification gain of $2.6 million recorded in other income, and a tax benefit associated with pre spin-off tax refunds, partially offset by tax expense associated with the repatriation of foreign earnings and a valuation allowance adjustment.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2017 increased $56.3 million as compared to fiscal 2016. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency adjusted revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted net earnings attributable to CDK per common share.

	Years Ended June 30,		Change
	2017	2016	$	%
Revenues	$2,220.2	$2,114.6	$105.6	5%
Impact of exchange rates	17.4	—	17.4
Constant currency adjusted revenues	$2,237.6	$2,114.6	$123.0	6%

Earnings before income taxes	$435.3	$369.1	$66.2	18%
Margin %	19.6%	17.5%
Restructuring expenses (1)	18.4	20.2	(1.8)
Other business transformation expenses (1)	80.6	39.7	40.9
Acquisition and integration-related expenses (2)	0.7	—	0.7
Officer-related severance (3)	3.8	—	3.8
Tax matters indemnification gain, net (4)	—	(2.6)	2.6
Adjusted earnings before income taxes	$538.8	$426.4	$112.4	26%
Adjusted margin %	24.3%	20.2%
Impact of exchange rates	0.4	—	0.4
Constant currency adjusted earnings before income taxes	$539.2	$426.4	$112.8	26%

Provision for income taxes	$132.8	$122.3	$10.5	9%
Effective tax rate	30.5%	33.1%
Income tax effect of pre-tax adjustments (5)	38.3	21.6	16.7
Pre spin-off filed tax return adjustment (6)	—	0.4	(0.4)
Adjusted provision for income taxes	$171.1	$144.3	$26.8	19%
Adjusted effective tax rate	31.8%	33.8%

Net earnings attributable to CDK	$295.6	$239.3	$56.3	24%
Restructuring expenses (1)	18.4	20.2	(1.8)

Other business transformation expenses (1)	80.6	39.7	40.9
Acquisition and integration-related expenses (2)	0.7	—	0.7
Officer transition expense (3)	3.8	—	3.8
Tax matters indemnification gain, net (4)	—	(2.6)	2.6
Income tax effect of pre-tax adjustments (5)	(38.3)	(21.6)	(16.7)
Pre spin-off filed tax return adjustment (6)	—	(0.4)	0.4
Adjusted net earnings attributable to CDK	$360.8	$274.6	$86.2	31%

Diluted earnings attributable to CDK per share	$1.99	$1.51	$0.48	32%
Restructuring expenses (1)	0.12	0.13
Other business transformation expenses (1)	0.54	0.25
Acquisition and integration-related expenses (2)	—	—
Officer transition expense (3)	0.03	—
Tax matters indemnification gain, net (4)	—	(0.01)
Income tax effect of pre-tax adjustments (5)	(0.25)	(0.14)
Pre spin-off filed tax return adjustment (6)	—	—
Adjusted diluted earnings attributable to CDK per share	$2.43	$1.74	$0.69	40%

Weighted-average common shares outstanding:
Diluted	148.2	158.0
(1) Restructuring expense recognized in connection with our business transformation plan for fiscal 2017 and 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for fiscal 2017 and 2016.
(2) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with our pending acquisition are included within selling, general and administrative expenses.
(3) Officer transition expense includes stock-based compensation and severance expense in connection with officer departures is included within selling, general and administrative expenses for the periods presented.
(4) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(5) Income tax effect of pre-tax adjustments calculated at applicable statutory rates for each adjustment for fiscal 2017 and 2016.
(6) Net income tax benefit to adjust the liability for pre spin-off tax returns related to the gain in fiscal 2016.
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for fiscal 2017 increased $112.4 million as compared to fiscal 2016. Adjusted margin increased from 20.2% to 24.3%. The impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $0.4 million. Adjusted earnings before income taxes was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth, and a reduction of expenses related to employee benefits. Additionally, adjusted earnings before income taxes was favorably impacted by a fiscal 2016 accrual for cash payments and increased stock-based compensation expense in connection with the CEO transition. The favorable effects of these items were partially offset by an increase in stock-based compensation expense primarily due to a cumulative adjustment in the fourth quarter of fiscal 2017 based on management's assessment that it is probable our performance metrics for fiscal 2018 associated with performance-based restricted stock units will exceed the target, outside service costs including costs to implement the new revenue recognition standard, an accrued liability for estimated employment tax audit assessment, and an impairment of a non-operating receivable. In addition, increased interest expense had an unfavorable impact due to borrowings under our 2021 term loan facility in December 2016 and 2027 notes in May 2017, the full impact of the 2020 term loan facility, and an increase in interest rates on our term loan facilities and 2019 and 2014 notes due to downgrades and a higher interest environment.

Adjusted Provision for Income Taxes. The adjusted effective tax rate for fiscal 2017 was 31.8% as compared to 33.8% for fiscal 2016. The adjusted effective tax rate for fiscal 2017 was favorably impacted by $13.1 million of excess tax benefits associated with adopting ASU 2016-09, and Canadian valuation allowance adjustment. The effective tax rate for fiscal 2016 was favorably impacted by a return-to-provision adjustment related to the domestic production activities deduction, partially offset by tax expense associated with the repatriation of foreign earnings and a valuation allowance adjustment.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2017 increased $86.2 million as compared to fiscal 2016. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Years Ended June 30,		Change
	2017	2016	$	%
Net earnings attributable to CDK	$295.6	$239.3	$56.3	24%
Margin %	13.3%	11.3%
Net earnings attributable to noncontrolling interest (1)	6.9	7.5	(0.6)
Provision for income taxes (2)	132.8	122.3	10.5
Interest expense (3)	57.2	40.2	17.0
Depreciation and amortization (4)	70.3	64.0	6.3
Total stock-based compensation (5)	55.4	36.4	19.0
Restructuring expenses (6)	18.4	20.2	(1.8)
Other business transformation expenses (6)	75.6	34.8	40.8
Acquisition and integration-related expenses (7)	0.7	—	0.7
Officer transition expense (8)	0.7	—	0.7
Tax matters indemnification gain, net (9)	—	(2.6)	2.6
Adjusted EBITDA	$713.6	$562.1	$151.5	27%
Adjusted margin %	32.1%	26.6%
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
(5) Total stock-based compensation expense recognized for the periods presented, of which $3.5 million relates to incremental expense in connection with the CEO transition in fiscal 2016.
(6) Restructuring expense recognized in connection with our business transformation plan in fiscal 2017 and 2016. Other business transformation expenses are included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan in fiscal 2017 and 2016. Other business transformation expenses exclude $5.0 million and $4.9 million of accelerated depreciation expense and stock-based compensation expense for fiscal 2017 and 2016 for purposes of calculating adjusted EBITDA.
(7) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with our pending acquisition are included within selling, general and administrative expenses.
(8) Officer transition expense includes severance expense in connection with officer departures is included within selling, general and administrative expenses for the periods presented. Officer transition expense excludes $3.1 million of stock-based compensation expense for fiscal 2017 for purposes of calculating adjusted EBITDA.
(9) Net gain recorded within other income, net associated with an indemnification receivable from ADP or liability to ADP for pre spin-off tax periods in accordance with the tax matters agreement.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2017 increased $151.5 million as compared to fiscal 2016. Adjusted margin increased from 26.6% to 32.1%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth, and a reduction of expenses related to employee benefits. Additionally, adjusted EBITDA was favorably impacted by a fiscal 2017 accrual for estimated cash payments in connection with the CEO transition. The favorable effects of these items were partially offset by outside service costs including costs to implement the new revenue recognition standard, an accrued liability for estimated employment tax audit assessment, and an impairment of a non-operating receivable recorded during fiscal 2017.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for fiscal 2017 and 2016. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Retail Solutions North America
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the RSNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2017	2016	$	%
Revenues	$1,600.7	$1,521.3	$79.4	5%
Impact of exchange rates	0.1	—	0.1
Constant currency revenues	$1,600.8	$1,521.3	$79.5	5%

Earnings before income taxes	$605.5	$481.3	$124.2	26%
Margin %	37.8%	31.6%
Acquisition and integration-related expenses	0.7	—	0.7
Adjusted earnings before income taxes	$606.2	$481.3	$124.9	26%
Adjusted margin %	37.9%	31.6%

	Years Ended June 30,		Change
	2017	2016	$	%
Subscription revenue	1,261.4	1,191.2	70.2	6%
Transaction revenue	179.5	179.1	0.4	—%
Other revenue	159.8	151.0	8.8	6%
Total	1,600.7	1,521.3	79.4	5%
Revenues. RSNA revenues for fiscal 2017 increased $79.4 million as compared to fiscal 2016. RSNA revenues were unfavorably impacted by the strength of the U.S. dollar against the Canadian dollar on a constant currency basis, which contributed to a decrease of $0.1 million.
Subscription revenues grew due to an increase in average revenue per DMS customer site of 7%, which resulted from a combination of increased sales of new or expanded solutions to our customer base and pricing. Additionally, DMS customer site count was a slight increase to 14,611 sites as of June 30, 2017 compared to 14,533 sites as of June 30, 2016 and customer websites as of June 30, 2017 was 6,879 websites compared to 6,641 websites as of June 30, 2016, an increase of approximately 4%. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $70.2 million of revenue growth, or approximately 5%, and includes an unfavorable currency impact of $0.1 million. Transaction revenues generated from vehicle registrations and automotive equity mining contributed $0.4 million of revenue growth. Other revenue contributed $8.8 million primarily due to professional services related to websites partially offset by a reduction in hardware sales.

Earnings before Income Taxes. RSNA earnings before income taxes for fiscal 2017 increased $124.2 million as compared to fiscal 2016. Margin increased from 31.6% to 37.8%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, a reduction of expenses related to employee benefits, and revenue growth as discussed above. The favorable effects of these items were partially offset by an impairment of a non-operating receivable, and costs incurred in connection with our pending acquisition during fiscal 2017.
Advertising North America
There were no non-GAAP adjustments for the ANA segment for fiscal 2017 and 2016. The table below presents the revenues and earnings before income taxes for the ANA segment.

	Years Ended June 30,		Change
	2017	2016	$	%
Revenues	$307.6	$279.7	$27.9	10%

Earnings before income taxes	$44.4	$27.5	$16.9	61%
Margin %	14.4%	9.8%
Revenues. ANA revenues for fiscal 2017 increased $27.9 million as compared to fiscal 2016. The overall increase was due to an increase in OEM driven local marketing association internet advertising placements.
Earnings before Income Taxes. ANA earnings before income taxes for fiscal 2017 increased $16.9 million as compared to fiscal 2016. Margin increased from 9.8% to 14.4%. ANA earnings before income taxes were favorably impacted by revenue growth as discussed above and operating efficiencies from ongoing initiatives under our business transformation plan partially offset by a growth in advertising costs.
CDK International
There were no non-GAAP adjustments to the CDKI segment for fiscal 2017 and 2016. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency earnings before income taxes for the CDKI segment.

	Years Ended June 30,		Change
	2017	2016	$	%
Revenue	$311.9	$313.6	$(1.7)	(1)%
Impact of exchange rates	17.3	—	17.3
Constant currency revenues	$329.2	$313.6	$15.6	5%

Earnings before income taxes	$75.0	$61.1	$13.9	23%
Margin %	24.0%	19.5%
Impact of exchange rates	0.4	—	0.4
Constant currency earnings before income taxes	$75.4	$61.1	$14.3	23%
Revenues. CDKI revenues for fiscal 2017 decreased $1.7 million as compared to fiscal 2016. CDKI revenues were impacted by the strength of the U.S. dollar against the Pound Sterling, the Euro, and the Renminbi, which contributed to a decrease of $17.3 million, or 6 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to an increase in sites and average revenue per customer site.
Earnings before Income Taxes. CDKI earnings before income taxes for fiscal 2017 increased $13.9 million as compared to fiscal 2016. Margin increased from 19.5% to 24.0%. The constant currency impact of foreign exchange rates on

CDKI earnings before income taxes was a decrease of $0.4 million. CDKI earnings before income taxes were favorably impacted by increased average revenue per customer site and benefits obtained from ongoing initiatives under our business transformation plan.
Other Segment
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2017	2016	$	%
Loss before income taxes	$(289.6)	$(200.8)	$(88.8)	(44)%
Restructuring expenses	18.4	20.2	(1.8)
Other business transformation expenses	80.6	39.7	40.9
Officer transition expense	3.8	—	3.8
Tax matters indemnification gain, net	—	(2.6)	2.6
Adjusted loss before income taxes	$(186.8)	$(143.5)	$(43.3)	(30)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Loss before Income Taxes. The Other loss before income taxes for fiscal 2017 increased by $88.8 million as compared to fiscal 2016. The Other loss before income taxes was unfavorably impacted by expenses associated with our business transformation plan, an increase in stock-based compensation expense primarily due to a cumulative adjustment in the fourth quarter of fiscal 2017 based on management's assessment that it is probable our performance metrics for fiscal 2018 associated with performance-based restricted stock units will exceed the target, an increase in expenses related to outside service costs including costs to implement the new revenue recognition standard, officer transition expense of $3.8 million, and an accrued liability for estimated employment tax audit assessment. In addition, increased interest expense had an unfavorable impact due to borrowings under our 2021 term loan facility in December 2016 and 2027 notes in May 2017, the full impact of the 2020 term loan facility, and an increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment. Partially offsetting the increases is the favorable impact of a fiscal 2016 accrual for cash payments and increased stock-based compensation expense in connection with the CEO transition and a reduction of expenses related to employee benefits during fiscal 2017.

Fiscal 2016 Compared to Fiscal 2015
The following is a discussion of the results of our consolidated and combined results of operations for fiscal 2016 and 2015. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
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
Revenues. Revenues for fiscal 2016 increased $51.1 million as compared to fiscal 2015. The ANA segment contributed $36.6 million and the RSNA segment contributed $20.1 million of revenue growth, partially offset by a decrease in revenues in the CDKI segment of $5.6 million. The impact of foreign exchange rates on revenues was a decrease of $39.1 million. The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Canadian dollar, the Euro, the Pound Sterling, and the South African Rand.
Cost of Revenues. Cost of revenues for fiscal 2016 decreased $29.8 million as compared to fiscal 2015. The impact of foreign exchange rates on cost of revenues was a decrease of $20.7 million. In addition, cost of revenues was impacted by $15.6 million of accelerated amortization recognized in the ANA and RSNA segments for the Cobalt trademark during fiscal 2015, lower expenses as a result of the sale of the internet sales leads business, and lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. The favorable effects of these items were offset by increased direct operating expenses as a function of new products, revenue growth, and the acquisition of AVRS, other business transformation costs, an increase in employee-related costs, primarily related to incentive compensation for the RSNA segment, and increased costs associated with the migration of hosting facilities that support the RSNA segment. Cost of revenues included expenses to research, develop, and deploy new and enhanced solutions for our customers of $161.0 million and $170.1 million for fiscal 2016 and 2015, respectively, representing 7.6% and 8.2% of revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2016 increased $17.4 million as compared to fiscal 2015. The impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $8.6 million. Selling, general and administrative expenses increased as a result of costs incurred related to the formation of corporate departments as a stand-alone public company, other business transformation costs, an accrual for estimated cash payments and increased stock-based compensation expense of $8.8 million in connection with the CEO transition, an increase in employee-related costs, primarily related to incentive compensation for the RSNA segment, and a reduction of our accounts receivable allowances in the RSNA and ANA segments in fiscal 2015 due to a change in estimate. These increases were partially offset by trademark royalty expense charged by ADP prior to the spin-off, lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, a vendor-related contractual obligation in the RSNA segment established during fiscal 2015 and extinguished during the first quarter of fiscal 2016, lower expenses as a result of the sale of the internet sales leads business, and prior year non-recurring severance accruals in the RSNA and CDKI segments.
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
Provision for Income Taxes. The effective tax rate for fiscal 2016 was 33.1% as compared to 37.9% for fiscal 2015. The effective tax rate for fiscal 2016 was favorably impacted by a return-to-provision related to the domestic production activities deduction, a non-taxable indemnification gain recorded in other income, and a tax benefit associated with pre spin-off tax refunds, partially offset by tax expense associated with the repatriation of foreign earnings and a valuation allowance adjustment. The effective tax rate for fiscal 2015 was unfavorably impacted by certain separation costs that were not tax deductible and $4.6 million of tax expense associated with the tax law change for bonus depreciation, offset by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters.
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

	Years Ended June 30,		Change
	2016	2015	$	%
Revenues	$2,114.6	$2,063.5	$51.1	2%
Internet sales leads revenues (1)	—	(46.2)	46.2
Adjusted revenues	$2,114.6	$2,017.3	$97.3	5%
Impact of exchange rates	39.1	—	39.1
Constant currency adjusted revenues	$2,153.7	$2,017.3	$136.4	7%

Earnings before income taxes	$369.1	$299.9	$69.2	23%
Margin %	17.5%	14.5%
Separation costs (2)	—	34.6	(34.6)
Accelerated trademark amortization (3)	—	15.6	(15.6)
Stand-alone public company costs (4)	—	(16.8)	16.8
Trademark royalty fee (5)	—	5.7	(5.7)
Stock-based compensation (4)	—	(0.4)	0.4
Interest expense (4)	—	(8.2)	8.2
Restructuring expenses (6)	20.2	2.4	17.8
Other business transformation expenses (6)	39.7	1.9	37.8
Tax matters indemnification (gain)/loss, net (7)	(2.6)	1.1	(3.7)
Internet sales leads earnings (1)	—	(2.5)	2.5
Adjusted earnings before income taxes	$426.4	$333.3	$93.1	28%
Adjusted margin %	20.2%	16.5%
Impact of exchange rates	10.2	—	10.2
Constant currency adjusted earnings before income taxes	$436.6	$333.3	$103.3	31%

Provision for income taxes	$122.3	$113.6	$8.7	8%
Effective tax rate	33.1%	37.9%
Income tax effect of pre-tax adjustments (8)	21.6	6.4	15.2
Income tax expense due to bonus depreciation law change (9)	—	(4.6)	4.6
Pre spin-off filed tax return adjustment (10)	0.4	(0.5)	0.9
Adjusted provision for income taxes	$144.3	$114.9	$29.4	26%
Adjusted effective tax rate	33.8%	34.5%

	Years Ended June 30,		Change
	2016	2015	$	%
Net earnings attributable to CDK	$239.3	$178.4	$60.9	34%
Separation costs (2)	—	34.6	(34.6)
Accelerated trademark amortization (3)	—	15.6	(15.6)
Stand-alone public company costs (4)	—	(16.8)	16.8
Trademark royalty fee (5)	—	5.7	(5.7)
Stock-based compensation (4)	—	(0.4)	0.4
Interest expense (4)	—	(8.2)	8.2
Restructuring expenses (6)	20.2	2.4	17.8
Other business transformation expenses (6)	39.7	1.9	37.8
Tax matters indemnification (gain)/loss, net (7)	(2.6)	1.1	(3.7)
Internet sales leads earnings (1)	—	(2.5)	2.5
Income tax effect of pre-tax adjustments (8)	(21.6)	(6.4)	(15.2)
Income tax expense due to bonus depreciation law change (9)	—	4.6	(4.6)
Pre spin-off filed tax return adjustment (10)	(0.4)	0.5	(0.9)
Adjusted net earnings attributable to CDK	$274.6	$210.5	$64.1	30%

Diluted earnings attributable to CDK per share	$1.51	$1.10	0.41	37%
Separation costs (2)	—	0.21
Accelerated trademark amortization (3)	—	0.10
Stand-alone public company costs (4)	—	(0.10)
Trademark royalty fee (5)	—	0.04
Stock-based compensation (4)	—	—
Interest expense (4)	—	(0.05)
Restructuring expenses (6)	0.13	0.01
Other business transformation expenses (6)	0.25	0.01
Tax matters indemnification (gain)/loss, net (7)	(0.01)	0.01
Internet sales leads earnings (1)	—	(0.02)
Income tax effect of pre-tax adjustments (8)	(0.14)	(0.04)
Income tax expense due to bonus depreciation law change (9)	—	0.03
Pre spin-off filed tax return adjustment (10)	—	—
Adjusted diluted earnings attributable to CDK per share	$1.74	$1.30	0.44	34%

Weighted-average common shares outstanding:
Diluted (11)	158.0	161.6
(1) Elimination of revenues and earnings before income taxes related to the internet sales leads business, which was part of the RSNA segment and was sold on May 21, 2015. Earnings before income taxes related to the internet sales leads business includes the loss recognized on the sale of $0.8 million in fiscal 2015.
(2) Incremental costs incurred in fiscal 2015 that were directly attributable to our spin-off from ADP.
(3) Accelerated amortization recognized in the second quarter of fiscal 2015 in the ANA and RSNA segments for the Cobalt trademark related to the change in useful life.
(4) Incremental costs associated with the formation of corporate departments as a stand-alone public company, incremental stock-based compensation expenses incurred for staff additions to build out corporate functions and director compensation costs, and interest expense related to our indebtedness incurred with the spin-off. These costs were incurred in fiscal 2016 and have been reflected as adjustments in fiscal 2015 to present these periods on a comparable basis.
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
(8) Income tax effect of pre-tax adjustments calculated at applicable statutory rates for each adjustment, including separation costs, which were partially tax deductible in fiscal 2015, and the tax effect of the internet sales leads business.
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
Adjusted Revenues. Adjusted revenues for fiscal 2016 increased $97.3 million as compared to fiscal 2015. Adjusted revenues were unfavorably impacted by the same currencies discussed above in revenues, which contributed an increase of $39.1 million, or 2 percentage points. Adjusted revenues were favorably impacted by increased revenues in the underlying operations of all of our segments, excluding the effect of revenues related to the internet sales leads business and including the effect of revenues contributed by the acquisition of AVRS. Acquisitions contributed 1 percentage point of adjusted revenue growth
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for fiscal 2016 increased $93.1 million as compared to fiscal 2015. Adjusted earnings before income taxes margin increased from 16.5% to 20.2%. The impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $10.2 million. Adjusted earnings before income taxes were favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, a vendor-related contractual obligation in the RSNA segment established during fiscal 2015 and extinguished during the first quarter of fiscal 2016, and prior year non-recurring severance accruals in the RSNA and CDKI segments. The favorable effects of these items were partially offset by an accrual for estimated cash payments and increased stock-based compensation expense of $8.8 million in connection with the CEO transition, an increase in employee-related costs, primarily related to incentive compensation for the RSNA segment, increased costs associated with the migration of hosting facilities that support the RSNA segment, increased interest expense, and a reduction of our accounts receivable allowances in the RSNA and ANA segments in fiscal 2015 due to a change in estimate.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for fiscal 2016 was 33.8% as compared to 34.5% for fiscal 2015. The effective tax rate for fiscal 2016 was favorably impacted by a return-to-provision related to the domestic production activities deduction, partially offset by tax expense associated with the repatriation of foreign earnings and a valuation allowance adjustment. The adjusted effective tax rate for fiscal 2015 was favorably impacted by tax benefits associated with a valuation allowance adjustment and the resolution of certain tax matters.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2016 increased $64.1 million as compared to fiscal 2015. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes, partially offset by the associated tax effect.

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

Adjusted EBITDA. Adjusted EBITDA for fiscal 2016 increased $100.1 million as compared to fiscal 2015. Adjusted margin increased from 22.9% to 26.6%. Adjusted EBITDA was favorably impacted by operating efficiencies inclusive of revenue growth in our segments and benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, a vendor-related obligation in the RSNA segment established during fiscal 2015 and extinguished in the first quarter of fiscal 2016, and prior year non-recurring severance accruals in the RSNA and CDKI segments. The favorable effects of these items were partially offset by increased costs associated with the migration of hosting facilities that support the RSNA segment, an increase in employee-related costs, primarily related to incentive compensation for the RSNA segment, an accrual for estimated cash payments of $5.3 million in connection with the CEO transition, a reduction of our accounts receivable allowances in the RSNA and ANA segments in fiscal 2015 due to a change in estimate, and fluctuations in foreign currency exchange rates.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for fiscal 2016 and 2015. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Retail Solutions North America
The table below presents the reconciliation of revenues to constant currency adjusted revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the RSNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2016	2015	$	%
Revenues	$1,521.3	$1,501.2	$20.1	1%
Internet sales leads revenues	—	(46.2)	46.2
Adjusted revenues	$1,521.3	$1,455.0	$66.3	5%
Impact of exchange rates	13.1	—	13.1
Constant currency adjusted revenues	$1,534.4	$1,455.0	$79.4	5%

Earnings before income taxes	$481.3	$411.4	$69.9	17%
Margin %	31.6%	27.4%
Stand-alone public company costs	—	(2.1)	2.1
Accelerated trademark amortization	—	5.5	(5.5)
Internet sales leads earnings	—	(2.5)	2.5
Adjusted earnings before income taxes	$481.3	$412.3	$69.0	17%
Adjusted margin %	31.6%	28.3%
Impact of exchange rates	5.4	—	5.4
Constant currency adjusted earnings before income taxes	$486.7	$412.3	$74.4	18%

The table below presents revenue by type for the RSNA segment:

	Years Ended June 30,		Change
	2016	2015	$	%
Subscription revenue	$1,191.2	$1,124.7	$66.5	6%
Transaction revenue	179.1	204.3	(25.2)	(12)%
Other revenue	151.0	172.2	(21.2)	(12)%
Total	$1,521.3	$1,501.2	$20.1	1%
Revenues. RSNA revenues for fiscal 2016 increased $20.1 million as compared to fiscal 2015. RSNA revenues were unfavorably impacted by the strength of the U.S. dollar against the Canadian dollar on a constant currency basis, which contributed to a decrease of $13.1 million. In addition, RSNA revenues were unfavorably impacted by the internet sales leads business, which was sold on May 21, 2015, and contributed $46.2 million in revenues during fiscal 2015. The internet sales leads business contributed to a decrease in revenues of approximately 4 percentage points.
Subscription revenues grew due to an increase in average revenue per DMS customer site of 5%, which resulted from a combination of increased sales of new or expanded solutions to our existing customer base and pricing. Additionally, DMS customer site count as of June 30, 2016 was 14,533 sites compared to 14,219 sites as of June 30, 2015, an increase of approximately 2%. This was partially offset by a reduction in the number of websites. On a combined basis, the increase in DMS customer sites and average revenue per DMS customer site contributed $66.5 million of revenue growth that includes an unfavorable currency impact of $11.8 million. Transaction revenues contributed a decrease in revenues of $25.2 million primarily due to the sale of the internet sales leads business. Without the impact of internet sales leads business transaction revenues grew $21.0 million due to vehicle registrations, which include the effect of revenues contributed by the AVRS acquisition. Other revenue items contributed a decrease in revenues of $21.2 million that includes an unfavorable currency impact of $1.3 million primarily due to a reduction in hardware sales.
Acquisitions contributed approximately 2 percentage points of adjusted RSNA revenue growth.
Earnings before Income Taxes. RSNA earnings before income taxes for fiscal 2016 increased $69.9 million as compared to fiscal 2015. Margin increased from 27.4% to 31.6%. The impact of foreign exchange rates on RSNA earnings before income taxes was a decrease of $5.4 million, or approximately 1 percentage point. During fiscal 2015, the effect of the accelerated trademark amortization was partially offset by the effect of the internet sales leads business and stand-alone public company costs on earnings before income taxes.
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
Advertising North America
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the ANA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2016	2015	$	%
Revenues	$279.7	$243.1	$36.6	15%
Impact of exchange rates	0.1	—	0.1
Constant currency revenues	$279.8	$243.1	$36.7	15%

Earnings before income taxes	$27.5	$(0.8)	$28.3	n/m
Margin %	9.8%	(0.3)%
Accelerated trademark amortization	—	10.1	(10.1)
Adjusted earnings before income taxes	$27.5	$9.3	$18.2	196%
Adjusted margin %	9.8%	3.8%
Impact of exchange rates	0.1	—	0.1
Constant currency adjusted earnings before income taxes	$27.6	$9.3	$18.3	197%
Revenues. ANA revenues for fiscal 2016 increased $36.6 million as compared to fiscal 2015. The impact of foreign exchange rates on ANA revenues was a decrease of $0.1 million. The overall increase in revenues was due to an increase in OEM driven local marketing association internet advertising placements.

Earnings before Income Taxes. ANA earnings before income taxes for fiscal 2016 increased $28.3 million as compared to fiscal 2015. Margin increased from (0.3%) to 9.8%. The effect of accelerated trademark amortization during fiscal 2015 contributed to a significant decrease in earnings before income taxes. The impact of foreign exchange rates on ANA earnings before income taxes was a decrease of $0.1 million, or 1 percentage points. ANA earnings before income taxes were also favorably impacted by growth in revenues, including higher margin advertising revenues, and operating efficiencies from lower expenses as a result of headcount scale, geographic labor mix, and labor-related costs and benefits obtained from ongoing initiatives under our business transformation plan. The favorable effects of these items were partially offset by a reduction of our accounts receivable allowances in fiscal 2015 as a result of a change in estimate.
CDK International
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency earnings before income taxes for the CDKI segment.

	Years Ended June 30,		Change
	2016	2015	$	%
Revenue	$313.6	$319.2	$(5.6)	(2)%
Impact of exchange rates	25.9	—	25.9
Constant currency revenues	$339.5	$319.2	$20.3	6%

Earnings before income taxes	$61.1	$47.3	$13.8	29%
Margin %	19.5%	14.8%
Impact of exchange rates	4.8	—	4.8
Constant currency earnings before income taxes	$65.9	$47.3	$18.6	39%
Revenues. CDKI revenues for fiscal 2016 decreased $5.6 million as compared to fiscal 2015. CDKI revenues were impacted by the strength of the U.S. dollar against the Euro, the Pound Sterling, and the South African Rand, which contributed to a decrease of $25.9 million, or 8 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site.
Earnings before Income Taxes. CDKI earnings before income taxes for fiscal 2016 increased $13.8 million as compared to fiscal 2015. Margin increased from 14.8% to 19.5%. The impact of foreign exchange rates on CDKI earnings before income taxes was a decrease of $4.8 million, or 10 percentage points. CDKI earnings before income taxes were favorably impacted by operating efficiencies, which resulted from increased average revenue per customer site, benefits obtained from ongoing initiatives under our business transformation plan, and reductions to earnings before income taxes recorded in the fourth quarter of fiscal 2015 primarily related to severance and other accruals.

Other Segment
The table below presents the reconciliation of loss before income taxes to constant currency adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2016	2015	$	%
Loss before income taxes	$(200.8)	$(158.0)	$(42.8)	(27)%
Separation costs	—	34.6	(34.6)
Stand-alone public company costs	—	(14.7)	14.7
Trademark royalty fee	—	5.7	(5.7)
Stock-based compensation	—	(0.4)	0.4
Interest expense	—	(8.2)	8.2
Restructuring expenses	20.2	2.4	17.8
Other business transformation expenses	39.7	1.9	37.8
Tax matters indemnification (gain)/loss, net	(2.6)	1.1	(3.7)
Adjusted loss before income taxes	$(143.5)	$(135.6)	$(7.9)	(6)%
Impact of exchange rates	(0.1)	—	(0.1)
Constant currency adjusted loss before income taxes	$(143.6)	$(135.6)	$(8.0)	(6)%
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
As of June 30, 2017, cash and cash equivalents were $726.1 million, CDK stockholders' deficit was $73.8 million, and total debt was $2,171.7 million, net of unamortized deferred financing costs of $16.7 million. Working capital as of June 30, 2017 was $772.7 million as compared to $242.1 million as of June 30, 2016. Working capital as used herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principal amounts of $250.0 million, a term loan facility with an initial principal amount of $400.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, and 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30% and to 5.00% from 4.50%, respectively. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of June 30, 2017.
Our long-term credit ratings and senior unsecured debt ratings are Ba1 (Stable Outlook) with Moody's, and BB+ (Stable Outlook) with S&P, which are non-investment grade. In November 2016, Moody's lowered its long-term credit rating from Baa3 (Negative Outlook) to Ba1 (Stable Outlook) and S&P lowered its long-term credit rating from BBB- (Negative Outlook) to BB+ (Stable Outlook). We do not believe these long-term credit rating downgrades will have a material impact on our near-term liquidity.
Of the $726.1 million of cash and cash equivalents held as of June 30, 2017, $284.0 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, net of foreign tax credits. During fiscal 2017, the Company underwent an internal legal entity reorganization resulting in a deemed distribution of foreign earnings for U.S. tax purposes of $172.8 million. As a result, the undistributed foreign earnings from a U.S. tax perspective as of June 30, 2017 are $57.4 million. The remaining undistributed foreign earnings are considered indefinitely reinvested, since the U.S. can meet its cash needs without repatriation of foreign cash and our intent is to use these earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term, (ii) costs associated with indefinite reinvestment plans, including cost of capital and tax consequences, and (iii) local country legal restrictions.
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

Dividends to Common Stockholders
The Company declared and paid cash dividends during fiscal 2017 as follows:

Three Months Ended	Record Date	Payment Date	Dividend Per Share	Amount
September 30, 2016	9/16/2016	9/30/2016	$0.135	$20.2
December 31, 2016	12/20/2016	12/30/2016	0.140	20.4
March 31, 2017	3/1/2017	3/29/2017	0.140	20.4
June 30, 2017	6/20/2017	6/30/2017	0.140	19.7
Total			$0.555	$80.7
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated and combined statements of cash flows for fiscal 2017, 2016, and 2015, are summarized as follows:

	Years Ended June 30,			$ Change
	2017	2016	2015	2017	2016
Cash provided by (used in):
Operating activities	$431.0	$320.1	$267.9	$110.9	$52.2
Investing activities	(87.9)	(81.6)	(40.8)	(6.3)	(40.8)
Financing activities	159.9	(419.3)	(199.9)	579.2	(219.4)
Effect of exchange rate changes on cash and cash equivalents	4.0	(8.3)	(21.8)	12.3	13.5
Net change in cash and cash equivalents	$507.0	$(189.1)	$5.4	$696.1	$(194.5)
Fiscal 2017 Compared to Fiscal 2016
Net cash flows provided by operating activities were $431.0 million for fiscal 2017 as compared to $320.1 million in fiscal 2016. This $110.9 million increase was primarily due to an increase in cash provided by net earnings adjusted for non-cash items of $115.7 million primarily due to earnings growth in our business. This increase was partially offset by an increase in cash used for working capital of $4.8 million, which was due to cash payments made to our vendors and employees partially offset by the timing of cash payments received from our customers in the normal course of business.
Net cash flows used in investing activities were $87.9 million for fiscal 2017 as compared to $81.6 million in fiscal 2016. This $6.3 million increase in cash used in investing activities was primarily due to an increase in capitalized software and capital expenditures of $29.9 million in fiscal 2017. This was partially offset by cash used for acquisition of business in fiscal 2016.
Net cash flows provided by financing activities were $159.9 million for fiscal 2017 as compared to net cash flows used in financing activities of $419.3 million in fiscal 2016. This $579.2 million decrease in cash used in financing activities was primarily due to new borrowings offset by the return of capital plan. During fiscal 2017, our primary inflows were the new 2027 notes with an aggregate principal amount of $600.0 million and a new term loan facility with initial principal of $400.0 million. These cash inflows were partially offset by repurchases of common stock of $700.0 million, dividend payments to our stockholders of $80.7 million, and the repayments of debt and capital lease obligations of $36.9 million. During fiscal 2016, our primary cash outflows consisted of common stock repurchases of $561.0 million, dividend payments to our stockholders of $82.3 million, and repayments of debt and capital lease obligations of $20.0 million partially offset by the 2020 term loan facility for $250.0 million and $8.9 million of excess tax benefits reflected as financing activity in fiscal 2016 and operating activity in fiscal 2017 with the adoption of ASU 2016-19 effective July 1, 2016.

Fiscal 2016 Compared to Fiscal 2015
Net cash flows provided by operating activities were $320.1 million for fiscal 2016 as compared to $267.9 million in fiscal 2015. This $52.2 million increase was primarily due to an increase in cash provided by net earnings adjusted for non-cash items of $81.9 million primarily due to earnings growth in our business. This increase was partially offset by an increase in cash used for working capital of $29.7 million, which was due to the timing of cash payments received from our customers in the normal course of business primarily in our ANA segment and cash payments made to our vendors and employees.
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
Net cash flows used in financing activities were $419.3 million for fiscal 2016 as compared to $199.9 million in fiscal 2015. This $219.4 million increase in cash used in financing activities was primarily due to cash outflows related to dividend payments to our stockholders of $82.3 million, common stock repurchases of $561.0 million, and the repayment of debt and capital lease obligations of $20.0 million. We entered into our 2020 term loan facility for $250.0 million and used the proceeds for the repurchase of common stock. During fiscal 2015, cash used in financing activities was primarily impacted by proceeds from long-term debt of $1.8 billion, offset by outflows related to the dividend paid to ADP in connection with our spin-off of $825.0 million, repayments of long-term debt of $759.5 million, net transactions of parent company investment of $240.8 million, dividends paid to stockholders of $58.2 million, and common stock repurchases of $50.0 million.
Contractual Obligations
The following table provides a summary of our contractual obligations as of June 30, 2017:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Term loan facilities (1)	$45.0	$268.1	$523.8	$—	$836.9
Senior notes (2)	—	250.0	—	1,100.0	1,350.0
Interest on senior notes (2)	63.8	122.8	108.5	208.8	503.9
Capital lease obligations	1.5	—	—	—	1.5
Operating lease obligations (3)	35.0	30.4	16.2	16.7	98.3
Other long-term liabilities reflected within other liabilities on the consolidated balance sheet (4)	0.2	10.8	0.1	—	11.1
Total	$145.5	$682.1	$648.6	$1,325.5	$2,801.7
(1) These amounts represent the principal repayments of the term loan facilities included within our consolidated balance sheet as of June 30, 2017. Interest on our term loan facilities is based on variable rates, and interest payments will fluctuate as our interest rates fluctuate each period. Accordingly, future interest payments related to these instruments have been excluded from the table above. The interest rate per annum on the two $250.0 million term loan facilities was 2.98% and the $400.0 million was 2.98% as of June 30, 2017. Refer to Note 13, "Debt" in the accompanying notes to the consolidated and combined financial statements in this Annual Report on Form 10-K for further information.
(2) These amounts represent the principal repayments of the senior notes included within our consolidated balance sheet as of June 30, 2017 and expected future interest payments over the term of the senior notes based on the stated interest rates in effect as of June 30, 2017. Our 2019 notes bear interest at a rate of 3.80%, our 2024 notes bear interest at a rate of 5.00%, and our 2027 notes bear interest at a rate of 4.875%. Interest is payable semi-annually on April 15 and October 15 of each year for the 2019 and 2024 notes, and June 1 and December 1 of each year for the 2027 notes, with payments commencing December 1, 2017. Refer to Note 13, "Debt" in the accompanying notes to the consolidated and combined financial statements in this Annual Report on Form 10-K for further information.

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
(4) Other long-term liabilities for which a payment date is readily available include a contingent consideration payable in installments through January 31, 2020 for the acquisition of certain assets of RedBumper, LLC and NewCarIQ, LLC, software license fees, and cash settlements expected for restricted stock units accounted for as liability awards based on the closing price of our common stock on June 30, 2017.
In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements consisting of transactions, agreements, or other contractual arrangements to which an entity not consolidated in our financial statements was a party. However, in the normal course of operations, we may enter into contractual obligations consisting of operating lease obligations and purchase commitments. Such obligations have been presented under the caption "Contractual Obligations."
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
Revenue Recognition
We recognize software revenues in accordance with Accounting Standards Codification (“ASC”) 985-605, “Software - Revenue Recognition,” and non-software related revenue, including SaaS, in accordance with ASC 605, "Revenue Recognition" ("ASC 605").
We generate revenues from four categories: subscription, digital advertising, transactional services, and other. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenues.
Subscription. In the RSNA and CDKI segments, we provide software and technology solutions for automotive retailers and OEMs, which includes:

•
Dealer Management Systems DMSs and layered applications, where the software may be installed onsite at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;

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
Advertising services. In the ANA segment, we receive revenues from the placement of internet advertising for automotive retailers and OEMs. Advertising revenues are recognized when the services are rendered.
Transaction revenues. In the RSNA segment, we receive fees per transaction for providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, and automotive equity mining. Revenue is recognized at the time the services are rendered. Transaction revenues are recorded in revenues gross of costs incurred for credit report processing, vehicle registrations, and automotive equity mining as we are contractually responsible for providing the service, software, and/or connectivity to the customers, and therefore, we are the primary obligor under ASC 605.
Other. We provide consulting and professional services and sell hardware such as laser printers, networking and telephony equipment, and related items. These revenues are recognized upon their delivery or service completion.
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
Upon adopting ASU 2016-09 in fiscal 2017, we recognize forfeitures when they occur and no longer estimate a forfeiture rate to recognize stock-based compensation expense.

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
If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
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
Goodwill
We test goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. In July 2016, we revised our reportable segments and reporting units due to changes in how the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance. Due to the change in organization structure, we expanded our reporting units from three to five.
We test impairment by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, we then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any.
We estimate the fair value of our reporting units by weighting the results from the income approach, which is the present value of expected cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which uses market multiples of companies in similar lines of business. These valuation approaches require significant judgment and consider a number of factors including assumptions about the future growth and profitability of our reporting units, the determination of appropriate comparable publicly traded companies in our industry, discount rates, and terminal growth rates. An adverse change to the fair value of reporting units could result in an impairment charge which could be material to our consolidated earnings.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of June 30, 2017, our revolving credit facility was undrawn. The interest rate per annum on the two $250.0 million term loan facilities was 2.98% and on the $400.0 million term loan facility was 2.98% as of June 30, 2017. A hypothetical increase in the interest rate of 30 basis points would have resulted in an immaterial impact on earnings before income taxes for the year ended June 30, 2017.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of June 30, 2017, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euros, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $11.5 million for the year ended June 30, 2017.
We manage our exposure to these market risks through our regular operating and financing activities. In the future, we may use derivative financial instruments as risk management tools.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CDK Global, Inc.
Hoffman Estates, Illinois

We have audited the accompanying consolidated balance sheets of CDK Global, Inc. and subsidiaries (the "Company") as of June 30, 2017 and 2016, and the related consolidated and combined statements of operations, comprehensive income, (deficit) equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
August 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CDK Global, Inc.
Hoffman Estates, Illinois

We have audited the internal control over financial reporting of CDK Global, Inc. and subsidiaries (the “Company”) as of June 30, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2017 of the Company and our report dated August 8, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph related to the inclusion of expense allocations for certain corporate functions historically provided by Automatic Data Processing, Inc.

/s/ DELOITTE & TOUCHE LLP
Chicago, IL
August 8, 2017

CDK Global, Inc.
Consolidated and Combined Statements of Operations
(In millions, except per share amounts)

	Years Ended June 30,
	2017	2016	2015
Revenues	$2,220.2	$2,114.6	$2,063.5

Expenses:
Cost of revenues	1,234.9	1,243.4	1,273.2
Selling, general and administrative expenses	477.7	448.5	431.1
Restructuring expenses	18.4	20.2	2.4
Separation costs	—	—	34.6
Total expenses	1,731.0	1,712.1	1,741.3
Operating earnings	489.2	402.5	322.2

Interest expense	(57.2)	(40.2)	(28.8)
Other income, net	3.3	6.8	6.5

Earnings before income taxes	435.3	369.1	299.9

Provision for income taxes	(132.8)	(122.3)	(113.6)

Net earnings	302.5	246.8	186.3
Less: net earnings attributable to noncontrolling interest	6.9	7.5	7.9
Net earnings attributable to CDK	$295.6	$239.3	$178.4

Net earnings attributable to CDK per common share:
Basic	$2.01	$1.52	$1.11
Diluted	$1.99	$1.51	$1.10

Weighted-average common shares outstanding:
Basic	146.7	157.0	160.6
Diluted	148.2	158.0	161.6

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of Comprehensive Income
(In millions)

	Years Ended June 30,
	2017	2016	2015
Net earnings	$302.5	$246.8	$186.3
Other comprehensive income (loss):
Currency translation adjustments	2.2	(45.8)	(34.1)
Other comprehensive income (loss)	2.2	(45.8)	(34.1)
Comprehensive income	304.7	201.0	152.2
Less: comprehensive income attributable to noncontrolling interest	6.9	7.5	7.9
Comprehensive income attributable to CDK	$297.8	$193.5	$144.3

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except per share par value)

	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$726.1	$219.1
Accounts receivable, net of allowances of $6.3 and $7.1, respectively	372.1	365.5
Other current assets	180.6	154.1
Total current assets	1,278.8	738.7
Property, plant and equipment, net	135.0	118.6
Other assets	184.1	217.2
Goodwill	1,181.2	1,182.7
Intangible assets, net	104.0	107.8
Total assets	$2,883.1	$2,365.0

Liabilities and (Deficit) Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$46.5	$26.8
Accounts payable	38.9	38.8
Accrued expenses and other current liabilities	188.7	165.3
Accrued payroll and payroll-related expenses	106.2	115.3
Short-term deferred revenues	172.3	177.2
Total current liabilities	552.6	523.4
Long-term debt and capital lease obligations	2,125.2	1,190.3
Long-term deferred revenues	136.1	157.7
Deferred income taxes	65.9	46.9
Other liabilities	60.1	70.5
Total liabilities	2,939.9	1,988.8

(Deficit) Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 140.0 and 150.1 shares, respectively	1.6	1.6
Additional paid-in-capital	608.6	640.7
Retained earnings	452.7	238.3
Treasury stock, at cost: 20.3 and 10.2 shares, respectively	(1,144.7)	(526.6)
Accumulated other comprehensive income	8.0	5.8
Total CDK stockholders’ (deficit) equity	(73.8)	359.8
Noncontrolling interest	17.0	16.4
Total (deficit) equity	(56.8)	376.2
Total liabilities and (deficit) equity	$2,883.1	$2,365.0

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of Cash Flows
(In millions)

	Years Ended June 30,
	2017	2016	2015
Cash Flows from Operating Activities:
Net earnings	$302.5	$246.8	$186.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	70.3	64.0	76.5
Deferred income taxes	20.9	(3.6)	(25.3)
Stock-based compensation expense	55.4	36.4	30.4
Pension expense	—	—	0.8
Other	4.6	(5.6)	(12.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(8.3)	(57.0)	(16.9)
(Increase) decrease in other assets	(1.9)	3.0	(24.3)
Increase in accounts payable	4.4	15.3	3.0
(Decrease) increase in accrued expenses and other liabilities	(16.9)	20.8	50.0
Net cash flows provided by operating activities	431.0	320.1	267.9

Cash Flows from Investing Activities:
Capital expenditures	(62.4)	(50.8)	(44.0)
Proceeds from sale of property, plant and equipment	0.5	1.1	0.9
Capitalized software	(31.8)	(13.5)	(19.9)
Acquisitions of businesses, net of cash acquired	—	(18.1)	(36.6)
Proceeds from the sale of a business	—	—	24.5
Contributions to investments	(2.1)	(10.0)	(22.9)
Proceeds from investments	7.9	9.7	16.6
Proceeds from notes receivable from ADP and its affiliates	—	—	40.6
Net cash flows used in investing activities	(87.9)	(81.6)	(40.8)

Cash Flows from Financing Activities:
Repayments of notes payable to ADP and its affiliates	—	—	(21.9)
Net transactions of parent company investment	—	—	(240.8)
Proceeds from long-term debt	1,000.0	250.0	1,750.0
Repayments of long-term debt and capital lease obligations	(36.9)	(20.0)	(759.5)
Dividend paid to ADP at spin-off	—	—	(825.0)
Dividends paid to stockholders	(80.7)	(82.3)	(58.2)
Repurchases of common stock	(700.0)	(561.0)	(50.0)
Proceeds from exercise of stock options	14.7	6.7	9.8
Excess tax benefit from stock-based compensation awards	—	8.9	11.2
Withholding tax payments for stock-based compensation awards	(12.2)	(8.7)	(0.9)
Dividend payments to noncontrolling owners	(6.3)	(5.0)	(5.4)
Payments of deferred financing costs	(10.6)	(2.1)	(9.2)
Acquisition-related payments	(8.1)	(6.2)	—
Recovery of dividends paid (Note 1D)	—	0.4	—
Net cash flows provided by (used in) financing activities	159.9	(419.3)	(199.9)

Effect of exchange rate changes on cash and cash equivalents	4.0	(8.3)	(21.8)

Net change in cash and cash equivalents	507.0	(189.1)	5.4

Cash and cash equivalents, beginning of period	219.1	408.2	402.8

Cash and cash equivalents, end of period	$726.1	$219.1	$408.2

	Years Ended June 30,
	2017	2016	2015
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$120.3	$109.4	$120.8
Interest	49.6	37.8	19.2
Non-cash transactions:
Non-cash consideration issued for acquisitions (Note 4)	—	13.5	8.5

See notes to the consolidated and combined financial statements.

CDK Global, Inc.
Consolidated and Combined Statements of (Deficit) Equity
(In millions)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Net Parent Company Investment	Accumulated Other Comprehensive Income	Total CDK Stockholders' (Deficit)Equity	Non-controlling Interest	Total (Deficit) Equity
	Shares Issued	Amount
Balance as of June 30, 2014	—	$—	$—	$—	$—	$1,712.2	$85.7	$1,797.9	$11.4	$1,809.3
Net earnings	—	—	—	139.4	—	39.0	—	178.4	7.9	186.3
Foreign currency translation adjustments	—	—	—	—	—	—	(34.1)	(34.1)	—	(34.1)
Net distributions to Parent	—	—	—	—	—	(271.8)	—	(271.8)	—	(271.8)
Dividend paid to ADP	—	—	—	—	—	(825.0)	—	(825.0)	—	(825.0)
Reclassifications of net parent company investment to common stock and additional paid-in-capital in conjunction with the spin-off	160.6	1.6	652.8	—	—	(654.4)	—	—	—	—
Stock-based compensation expense	—	—	17.5	—	—	—	—	17.5	—	17.5
Common stock issued for the exercise and vesting of stock-based compensation awards, net	0.7	—	8.9	—	—	—	—	8.9	—	8.9
Excess tax benefit from stock-based compensation awards	—	—	7.3	—	—	—	—	7.3	—	7.3
Cash dividends paid to stockholders	—	—	—	(58.2)	—	—	—	(58.2)	—	(58.2)
Repurchases of common stock	—	—	—	—	(50.7)	—	—	(50.7)	—	(50.7)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	—	(5.4)	(5.4)
Balance as of June 30, 2015	161.3	1.6	686.5	81.2	(50.7)	—	51.6	770.2	13.9	784.1

Net earnings	—	—	—	239.3	—	—	—	239.3	7.5	246.8
Foreign currency translation adjustments	—	—	—	—	—	—	(45.8)	(45.8)	—	(45.8)
Stock-based compensation expense	—	—	31.7	(0.3)	—	—	—	31.4	—	31.4
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(32.6)	—	30.6	—	—	(2.0)	—	(2.0)
Excess tax benefit from stock-based compensation awards	—	—	8.9	—	—	—	—	8.9	—	8.9
Cash dividends paid to stockholders	—	—	—	(82.3)	—	—	—	(82.3)	—	(82.3)
Repurchases of common stock	—	—	(53.8)	—	(506.5)	—	—	(560.3)	—	(560.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Correction of common stock issued in connection with the spin-off and dividends paid (Note1D)	(1.0)	—	—	0.4	—	—	—	0.4	—	0.4
Balance as of June 30, 2016	160.3	1.6	640.7	238.3	(526.6)	—	5.8	359.8	16.4	376.2

Net earnings	—	—	—	295.6	—	—	—	295.6	6.9	302.5
Foreign currency translation adjustments	—	—	—	—	—	—	2.2	2.2	—	2.2
Stock-based compensation expense and related dividend equivalents	—	—	47.3	(0.5)	—	—	—	46.8	—	46.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(45.1)	—	47.6	—	—	2.5	—	2.5
Cash dividends paid to stockholders	—	—	—	(80.7)	—	—	—	(80.7)	—	(80.7)
Repurchases of common stock	—	—	(34.3)	—	(665.7)	—	—	(700.0)	—	(700.0)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	—	(6.3)	(6.3)
Balance as of June 30, 2017	160.3	$1.6	$608.6	$452.7	$(1,144.7)	$—	$8.0	$(73.8)	$17.0	$(56.8)

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
Effective July 1, 2016, the Company executed a comprehensive reorganization to streamline its organization to enable it to deliver an improved customer experience, create significant efficiencies, and better align it to implement the ongoing business transformation plan discussed in Note 5. The Company reorganized into two main operating groups. In connection with the reorganization, the Company's operating segments were changed. The company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America ("RSNA") and Advertising North America ("ANA"). The second operating group, which is also a reportable segment, is CDK International ("CDKI"). In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 18 for further information.
C. Basis of Preparation
The financial statements presented herein represent (i) results of operations, cash flows, and statement of (deficit) equity for periods subsequent to the spin-off and the balance sheets as of June 30, 2017 and 2016 with the Company reporting as a separate publicly-traded company (referred to as "consolidated financial statements"), and (ii) the results of operations, cash flows, and statement of (deficit) equity for periods prior to the spin-off when the Company was a wholly owned subsidiary of ADP (referred to as "combined financial statements"). Throughout this Annual Report on Form 10-K, references to the "financial statements" mean the "consolidated and combined financial statements," unless the context indicates otherwise.
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

Separation Costs. The financial statements of the Company include certain incremental costs that are directly attributable to the spin-off. Prior to the spin-off, separation costs were paid by ADP and allocated to the Company. These costs related to professional services and amounted to $34.6 million for the year ended 2015 ("fiscal 2015"). The Company did not incur any separation costs during the years ended June 30, 2017 and June 30, 2016 ("fiscal 2017" and "fiscal 2016," respectively).
Overhead Expenses. Prior to the spin-off, the financial statements of the Company included an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for travel, procurement, treasury, tax, internal audit, risk management, real estate, benefits, and other corporate and infrastructure costs. The Company was allocated overhead costs related to ADP's shared functions of $7.1 million for fiscal 2015. The Company was not allocated any overhead costs related to ADP's shared functions following the spin-off. These costs were reported in selling, general and administrative expenses on the consolidated and combined statements of operations. These allocations were based on a variety of factors. The allocation of travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of benefits was based on the approximate benefit claims or payroll costs directly related to the Company as compared to ADP’s total claims and payroll costs. The allocation of real estate management costs was based on the estimated percentage of square footage of facilities for the Company's business that was managed by the ADP corporate real estate department in relation to ADP’s total managed facilities. All other allocations were based on an estimated percentage of support staff time or system utilization in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.
Royalty Fees. Prior to the spin-off, the financial statements included a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged trademark royalties of $5.7 million for fiscal 2015. The Company was not charged trademark royalty fees following the spin-off. These charges were included in selling, general and administrative expenses on the consolidated and combined statements of operations. Management believes that these allocations were made on a reasonable basis.
Services Received from Affiliated Companies. Prior to the spin-off, certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provides services to the Company as well as to other ADP affiliates. The Company purchased $5.5 million of services from this facility for fiscal 2015. These functions were no longer outsourced to an ADP shared services facility following the spin-off. The charges for these services were included within cost of revenues on the consolidated and combined statements of operations.
Notes Receivable from ADP and its Affiliates and Notes Payable to ADP and its Affiliates. Prior to the spin-off, notes receivable from ADP and its affiliates and notes payable to ADP and its affiliates were settled; therefore, there were no outstanding notes receivable from or payable to ADP and its affiliates in the accompanying consolidated balance sheets as of June 30, 2017 and 2016. Interest income on notes receivable from ADP and its affiliates was $0.2 million for fiscal 2015. The Company recorded interest income on notes receivable from ADP and its affiliates within other income, net on the consolidated and combined statements of operations. Interest expense on notes payable to ADP and its affiliates was $0.2 million for fiscal 2015. The Company recorded interest expense on notes payable to ADP and its affiliates within interest expense on the consolidated and combined statements of operations. There was no interest income or interest expense under similar arrangements following the spin-off.
Other Services. Prior to the spin-off, the Company received other services from ADP and its affiliates (e.g., payroll processing services). The Company was charged primarily at a fixed rate per employee per month for such payroll processing services. Expenses incurred for such services were $0.4 million for fiscal 2015. The Company did not incur expenses for such services following the spin-off. These expenses were included in selling, general and administrative expenses on the consolidated and combined statements of operations.

D. Spin-off Common Stock Issued
During the three months ended September 30, 2015, the Company became aware that 1.0 million shares of common stock were inadvertently issued and distributed to ADP at the spin-off with respect to certain unvested ADP equity awards. The Company previously reported that 160.6 million shares were issued in connection with the spin-off, which was overstated by 1.0 million shares. In addition, dividends paid to stockholders in fiscal 2015 were overstated by $0.4 million. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations, financial condition, or cash flows. During the three months ended September 30, 2015, the Company and ADP took corrective action to cancel the 1.0 million shares of common stock effective as of September 30, 2014 and the Company recovered the $0.4 million of cumulative dividends paid on such shares, thereby increasing the Company's retained earnings. The effects of these adjustments were reflected in the accompanying financial statements for fiscal 2016.

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
The Company's share of earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), are included in the consolidated and combined operating results using the equity method of accounting. Equity method investments were not significant for fiscal 2017, 2016, and 2015.
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
Subscription. In the RSNA and CDKI segments, CDK provides software and technology solutions for automotive retailers and original equipment manufacturers ("OEMs"), which includes:

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
Advertising services. In the ANA segment, the Company receives revenues from the placement of internet advertising for automotive retailers and OEMs. Advertising revenues are recognized when the services are rendered.
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
F. Stock-Based Compensation
Certain of the Company's employees (a) have been granted stock options to purchase shares of the Company’s common stock and (b) have been granted restricted stock or restricted stock units under which shares of the Company's common stock vest based on the passage of time or achievement of performance and market conditions. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of peer companies. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercises based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
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
Upon adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" in fiscal 2017, the Company no longer estimates its forfeiture rate in order to record stock compensation expense. The Company now records the impact of forfeitures on stock compensation expense in the period the forfeitures occur.

G. Cash and Cash Equivalents
Investment securities with an original maturity of three months or less at the time of purchase are considered cash equivalents. Prior to the spin-off, the Company participated in a centralized approach to cash management and financing of operations governed by ADP. The Company’s cash was available for use and was regularly “swept” by ADP. Transfers of cash both to and from ADP are reflected as a financing activity in the consolidated and combined statements of cash flows for fiscal 2015.
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
I. Deferred Costs
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the consolidated balance sheets were $94.4 million and $104.0 million as of June 30, 2017 and 2016, respectively. Long-term deferred costs classified within other assets on the consolidated balance sheets were $115.0 million and $135.5 million as of June 30, 2017 and 2016, respectively.
J. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the consolidated balance sheets. Funds receivable was $25.7 million and funds held for clients was $7.9 million as of June 30, 2017. Client fund obligation was $33.6 million as of June 30, 2017.
In fiscal 2015, the Company entered into a two-year service agreement with ADP to provide cash collection and disbursement services for the business which expired in September 2016. As such, the amounts were not significant as of June 30, 2016.
K. Time Deposits
From time to time, the Company enters into various time deposit agreements whereby certain funds on deposit with financial institutions may not be withdrawn for a specified period of time. Time deposits with original maturity periods greater than three months are included within other current assets on the consolidated balance sheets. There were no time deposits as of June 30, 2017 and 2016.
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
M. Goodwill
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

Pursuant to this policy, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $150.0 million, $161.0 million, and $170.1 million for fiscal 2017, 2016, and 2015, respectively. These expenses were classified within cost of revenues on the consolidated and combined statements of operations.
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

The Company determines the fair value of financial instruments in accordance with ASC 820, "Fair Value Measurements." This standard defines fair value and establishes a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 13), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of June 30, 2017 and 2016 was $1,407.9 million and $748.5 million, respectively, based on quoted market prices for the same or similar instruments compared to a carrying value of $1,350.0 million and $750.0 million as of June 30, 2017 and 2016. The term loan facilities and the senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
S. Concentrations
The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company maintains deposits in a diversified group of financial institutions, has not experienced any losses to date, and monitors the credit ratings of the primary depository institutions where deposits reside.
For fiscal 2017, 2016 and 2015, revenues to one customer represented approximately 11%, 11% and 10%, respectively, of the Company's revenues. Accounts receivable from this customer represented approximately 14% and 17% of the Company's accounts receivable as of June 30, 2017 and 2016, respectively. Revenues and accounts receivable from this customer were primarily generated by the ANA segment.

Note 3. New Accounting Pronouncements
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

•
The Company recorded a tax benefit of $13.1 million within provision for income taxes for the twelve months ended June 30, 2017 related to excess tax benefits on stock options, restricted stock, and restricted stock units. Prior to adoption, the tax effect of share-based awards would have been recognized in additional paid-in capital. This change will result in increased volatility in the Company's effective tax rate.

•
In addition, ASU 2016-09 modifies the classification of certain share-based payment activities within the statements of cash flows. Under ASU 2016-09, excess tax benefits from share-based arrangements are classified within cash flow from operations, rather than as cash flow from financing activities. The Company applied this provision on a prospective basis and the prior period statement of cash flows were not adjusted.

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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. The guidance permits two methods of adoption: 1) retrospectively to each prior reporting period presented (full retrospective), or 2) retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." As a result, the standard and subsequent amendments thereto, will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.
In fiscal 2017, the Company established a cross-functional implementation team to evaluate the impact of the new standard on its revenue contracts including reviewing current accounting policies, evaluating new disclosure requirements, identifying appropriate changes to business processes, information technology systems, and internal controls to support revenue recognition, and disclosure under the new guidance. The Company has made significant progress in its qualitative assessment of the impact of the new revenue recognition standard; however, efforts to quantify the impact upon adoption remain ongoing.
The Company has concluded that it will adopt this standard on a modified retrospective basis, which will result in a cumulative effect adjustment to retained earnings when the standard is adopted on July 1, 2018. While the Company continues to evaluate the impact of ASU 2014-09, and related ASUs, on its consolidated results of operations, financial condition, or cash flows, the following determinations have been made:

•
Under the current accounting guidance for software, ASC 985-605, revenues for onsite licenses are recognized ratably over the software license term, as CDK lacks vendor-specific objective evidence of the fair values of the individual elements of the sales arrangement; however, upon adoption of ASC 606 revenues may be recognized upon installation of onsite software based on estimated standalone selling price at the time of the sale. This will result in a cumulative adjustment (an increase) to beginning retained earnings, for which management is completing our evaluation and quantifying the impact.

•
Aside from revenues for onsite software licenses discussed above, the Company currently accounts for the majority of its revenues, including SaaS and other service arrangements under ASC 605. Under both the existing revenue standard, ASC 605, and the new standard pending adoption, ASC 606, the revenue for ongoing services will be recognized ratably over the term of arrangement; however, management is currently evaluating the impact of other aspects of the standard, including variable consideration.

•
In ASC 340, the FASB provides guidance for contract costs that require capitalization and subsequent amortization - costs to obtain a customer contract, and costs to fulfill the contract, which for CDK consists primarily of direct sales commissions and implementation costs of service arrangements. The adoption of the new standard may result in an increase in the costs deferred and amortized over the economic life of the contract.

Note 4. Acquisitions and Divestiture
Acquisitions
Auto/Mate Dealership Systems
In May 2017, the Company entered into a definitive agreement to acquire Auto/Mate Dealership Systems, a privately held company that provides a suite of DMS products and solutions. The transaction is subject to regulatory approval. During fiscal 2017, the Company incurred $0.7 million of costs related to the pending acquisition which are included in selling, general and administrative expenses.
RedBumper, LLC and NewCarIQ, LLC
On February 1, 2016, the Company acquired certain assets of RedBumper, LLC and NewCarIQ, LLC, providers of technology solutions for new and used car pricing. The Company had a pre-existing relationship with these entities under which CDK was a reseller of their products. The acquisitions were made pursuant to asset purchase agreements, which contain customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $32.4 million, which consists primarily of an initial cash price of $17.7 million and a liability for contingent consideration of $14.3 million. Contingent consideration payments occurring within three months following the acquisition date were classified within investing activities on the statement of cash flows; subsequent payments were included within financing activities. Accordingly, $0.4 million of contingent consideration payments made during the three months following the acquisition date were included in investing activities as cash paid for the acquisitions. The minimum contingent consideration payable under the asset purchase agreements is $14.7 million and is payable in installments over a four-year period; there is no maximum payment amount. The Company funded the initial payment with cash on hand.
The fair value of acquired software intangible assets and other assets was $15.0 million and $0.6 million, respectively. The excess of the acquisition consideration over the fair value of the acquired assets of $16.8 million was allocated to goodwill. The acquired assets and goodwill are included in the RSNA segment. The software intangible assets will be amortized over a weighted-average useful life of 8 years. The goodwill recognized from these acquisitions reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development and bundling, as opposed to licensing these products for sale. The acquired goodwill is deductible for tax purposes.
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
Divestiture
The Company evaluates its businesses periodically in order to improve efficiencies in its operations and focus on the more profitable lines of business. On May 21, 2015, the Company sold its internet sales leads business, which was comprised of Dealix Corporation and Autotegrity, Inc., and operated in the RSNA segment. The Company did not have significant continuing involvement following the sale. The sale of the internet sales leads business unit did not constitute a strategic shift that will have a major effect on the Company’s financial results and business activities. Accordingly, this disposal did not qualify for discontinued operations presentation. As a result of the sale, the Company recognized a loss of $0.8 million in selling, general and administrative expenses on the consolidated and combined statement of operations in fiscal 2015.
The following table summarizes revenues and earnings before taxes for the internet sales leads business unit:

June 30,
2015
Revenues	$46.2
Earnings before income taxes (1)	2.5
(1) Earnings before income taxes for the fiscal year ended June 30, 2015 includes the loss of $0.8 million.
Note 5. Restructuring

During the fiscal year ended June 30, 2015, the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company's long-term business performance. As the Company executes the business transformation plan, the Company continually monitors, evaluates and refines its structure, including its design, goals, term and estimate of total restructuring expenses. As part of this process, during fiscal 2017, the Company extended the business transformation plan by one year through the fiscal year ending June 30, 2019 ("fiscal 2019"), and updated its estimate of total restructuring expenses under the business transformation plan to approximately $70.0 million through fiscal 2019.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs, which include costs to terminate facility leases. The Company recognized $18.4 million, $20.2 million, and $2.4 million of restructuring expenses for fiscal 2017, 2016 and 2015, respectively. Since the inception of the business transformation plan in fiscal 2015, the Company has recognized cumulative restructuring expenses of $41.0 million. Restructuring expenses are presented separately on the consolidated and combined statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2017 and 2016. The following table summarizes the fiscal 2017 and 2016 activity for the restructuring accrual:

	Employee-Related Costs	Contract Termination Costs	Total
Balance as of June 30, 2015	$2.4	$—	$2.4
Charges	17.7	2.9	20.6
Cash payments	(10.6)	(2.0)	(12.6)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	(0.1)	—	(0.1)
Balance as of June 30, 2016	9.0	0.9	9.9
Charges	14.5	4.8	19.3
Cash payments	(16.5)	(3.0)	(19.5)
Adjustments	(0.6)	(0.3)	(0.9)
Balance as of June 30, 2017	$6.4	$2.4	$8.8
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

Incentive Equity Awards Granted by the Company
The 2014 Omnibus Award Plan ("2014 Plan") provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. As of June 30, 2017, there were 6.6 million shares available for issuance under the 2014 Plan after considering awards granted by the Company and converted as a result of the spin-off from ADP. In fiscal 2016, the Company began reissuing treasury stock to satisfy issuances of common stock upon option exercise or vesting.
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
Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a three-year performance period. In fiscal 2017, an additional one-time grant of performance-based restricted stock was made which will vest at the end of the fiscal year ending June 30, 2020 ("fiscal 2020"). Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards." Certain performance-based awards are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of the Company's common stock compared to a peer group of companies. The probability associated with the achievement of performance conditions affects the vesting of the Company's performance-based awards. Expense is only recognized for those shares expected to vest. Upon termination of employment, unvested awards are evaluated for forfeiture or modification, subject to the terms of the awards and Company policies.
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

The following table represents stock-based compensation expense and the related income tax benefits for fiscal 2017, 2016, and 2015, respectively:

	June 30,
	2017	2016	2015
Cost of revenues	$6.3	$6.2	$7.8
Selling, general and administrative expenses	49.1	30.2	22.6
Total pre-tax stock-based compensation expense	$55.4	$36.4	$30.4

Income tax benefit	$19.4	$12.9	$10.1
Stock-based compensation expense for fiscal 2017 consisted of $46.8 million of expense related to equity-classified awards and $8.6 million of expense related to liability-classified awards. Stock-based compensation expense for fiscal 2017 includes $11.9 million of expense due to a cumulative adjustment in the fourth quarter based on management's assessment that it is probable CDK's performance metrics for fiscal year ending June 30, 2018 ("fiscal 2018") associated with performance-based restricted stock units will exceed the target. Additionally, there was $3.1 million of incremental stock-based compensation expense for awards that were modified or expense recognition was accelerated related to an officer's departure in fiscal 2017. Stock-based compensation expense for fiscal 2016 consisted of $31.4 million of expense related to equity-classified awards and $5.0 million of expense related to liability-classified awards. Stock-based compensation expense for fiscal 2016 includes $3.5 million of incremental stock-based compensation expense for awards that were modified or expense recognition was accelerated related to the Transition and Release Agreement entered into with Mr. Anenen on February 2, 2016. Stock-based compensation expense for fiscal 2015 consisted of $17.5 million of expense related to equity-classified awards, $7.5 million of expense related to liability-classified awards, and $5.4 million of expense allocated from ADP during fiscal 2015 prior to the spin-off.
As of June 30, 2017, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $3.3 million, $38.8 million, and $11.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.2 years, 1.9 years, and 1.4 years, respectively.
The activity related to the Company's incentive equity awards for fiscal 2017 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding as of June 30, 2016	1,594	$27.64
Options granted	419	58.94
Options exercised	(654)	22.52
Options canceled	(49)	55.11
Options outstanding as of June 30, 2017	1,310	$39.70	7.1	$29.3

Exercisable as of June 30, 2017	643	$28.09	5.8	$21.6
The Company received proceeds from the exercise of stock options of $14.7 million, $6.7 million, and $9.8 million during fiscal 2017, 2016, and 2015 respectively. The aggregate intrinsic value of stock options exercised during fiscal 2017, 2016, and 2015 was approximately $26.0 million, $12.4 million, and $17.5 million, respectively.

Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted shares/units as of June 30, 2016	616	$40.93	271	$53.09
Restricted shares/units granted	310	58.48	97	58.26
Restricted shares/units vested	(370)	33.17	(143)	36.88
Restricted shares/units forfeited	(59)	51.04	(11)	48.34
Non-vested restricted shares/units as of June 30, 2017	497	$53.98	214	$66.17
Performance-Based Restricted Stock Units

	Restricted Stock Units
	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted units as of June 30, 2016	476	$55.63
Restricted units granted	453	62.89
Dividend equivalents	8	55.40
Restricted units vested	(166)	46.10
Restricted units forfeited	(29)	57.66
Non-vested restricted units as of June 30, 2017	742	$65.41
In fiscal 2017, two grants of performance-based stock units were made which will vest at the end of fiscal 2019 and 2020.The Monte Carlo simulation model used to determine the grant date fair value of each grant based on an average historical stock price volatility for the Company and the peer companies of 32.2% and 31.9% and a risk-free interest rate of 0.9% and 1.0% for the grants vesting at the end of fiscal 2019 and 2020, respectively. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
The following table presents the assumptions used to determine the fair value of the stock options granted by the Company following the spin-off, and converted from ADP awards to CDK awards at the time of the spin-off:

			Fiscal 2015
	Fiscal 2017	Fiscal 2016	Post Spin-Off	Spin-Off Conversion
Risk-free interest rate	1.4%	1.8%	1.6%	1.1%
Dividend yield	0.9%	0.9%	1.1%	1.1%
Weighted-average volatility factor	24.5%	24.7%	25.6%	23.9%
Weighted-average expected life (in years)	6.3	6.3	6.3	3.4
Weighted-average fair value (in dollars)	$13.90	$12.55	$10.24	$12.50
Note 7. Employee Benefit Plans
Defined Contribution Savings Plan. The Company's Board of Directors approved a CDK-sponsored defined contribution plan covering eligible full-time domestic employees of the Company after the spin-off date. This plan provides company matching contributions on a portion of employee contributions. In addition, this plan includes a transitional contribution for certain employees who were previously eligible to participate under ADP's domestic defined benefit plan since the Company did not adopt a similar plan. The costs recorded by the Company for this plan were $18.7 million, $18.9 million and $12.4 million for fiscal 2017, 2016 and 2015, respectively.

Prior to the spin-off, most domestic employees were covered under ADP's defined contribution plan. This 401(k) plan provided company matching under various formulas. Costs allocated to the Company for domestic associates for fiscal 2015 prior to the spin-off were $4.0 million, respectively.
International Benefit Plans. The Company’s foreign subsidiaries have benefit plans that cover certain international employees. To the extent required by local statutory laws, the Company funds these benefit plans through periodic contributions under statutorily prescribed formulas. The Company’s expense for these plans was approximately $14.8 million, $14.1 million, and $12.9 million for fiscal 2017, 2016, and 2015, respectively.
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
The Company recognized receivables from ADP of $1.0 million and $1.1 million as of June 30, 2017 and 2016, respectively, and payables to ADP of $1.2 million and $1.6 million as of June 30, 2017 and 2016, respectively, under the tax matters agreement. In accordance with the tax matters agreement, the Company recognized a net gain of $2.6 million in fiscal 2016 in other income, net in the consolidated statement of operations associated with an indemnification receivable from ADP for pre spin-off tax periods and a net loss of $1.1 million in fiscal 2015 in other income, net in the consolidated and combined statement of operations associated with an indemnification payable to ADP for pre spin-off tax refunds.

Provision for Income Taxes
Prior to the spin-off, the provision for income taxes and the income tax balances were calculated as if the Company filed income tax returns separate from ADP. Subsequent to the spin-off, the provision for income tax and income tax balances represent the Company's income tax liabilities as an independent company.
Earnings before income taxes presented below is based on the geographic location to which such earnings were attributable.

	June 30,
	2017	2016	2015
Earnings before income taxes:
U.S.	$324.9	$293.1	$224.7
Foreign	110.4	76.0	75.2
	$435.3	$369.1	$299.9

The provision (benefit) for income taxes consisted of the following components:

	June 30,
	2017	2016	2015
Current:
Federal	$69.6	$84.9	$104.6
Foreign	27.5	24.5	18.3
State	14.8	16.5	16.0
Total current	111.9	125.9	138.9
Deferred:
Federal	17.0	(3.3)	(19.2)
Foreign	2.0	1.3	(2.3)
State	1.9	(1.6)	(3.8)
Total deferred	20.9	(3.6)	(25.3)
Total provision for income taxes	$132.8	$122.3	$113.6

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follows:

	June 30,
	2017	%	2016	%	2015	%
Provision for taxes at U.S. statutory rate	$152.4	35.0%	$129.2	35.0%	$105.0	35.0%
Increase (decrease) in provision from:
State taxes, net of federal benefit	10.8	2.5%	9.7	2.6%	8.8	2.9%
Stock compensation - excess tax benefits	(12.0)	(2.8)%	—	—%	—	—%
Noncontrolling interest	(2.0)	(0.5)%	(2.5)	(0.7)%	(2.8)	(0.9)%
Foreign tax rate differential	(12.4)	(2.8)%	(7.8)	(2.1)%	(4.3)	(1.4)%
U.S. tax on foreign earnings	1.1	0.3%	0.8	0.2%	—	—%
Foreign tax credits	(1.9)	(0.4)%	(1.5)	(0.4)%	(1.7)	(0.6)%
Resolution of tax matters	—	—%	—	—%	(3.4)	(1.1)%
Non-deductible separation costs	—	—%	—	—%	7.8	2.6%
Tax law changes	—	—%	—	—%	4.6	1.5%
Capital losses	—	—%	—	—%	(29.2)	(9.7)%
Valuation allowances	0.8	0.2%	1.1	0.3%	27.1	9.0%
Domestic production activities deduction	(4.2)	(1.0)%	(6.4)	(1.7)%	—	—%
Pre spin-off tax return adjustments	—	—%	(0.4)	(0.1)%	0.5	0.2%
Other	0.2	—%	0.1	—%	1.2	0.4%
Provision for income taxes	$132.8	30.5%	$122.3	33.1%	$113.6	37.9%
During fiscal 2017, the effective tax rate was favorably impacted by excess tax benefits associated with adopting ASU 2016-09 effective July 1, 2016 as described in Note 2.
During fiscal 2015, the Company incurred non-deductible separation costs which unfavorably impacted the effective tax rate.
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

The balance sheet classification and significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2017	2016
Classification:
Long term deferred tax assets (included in other assets)	$22.1	$23.9
Long term deferred tax liabilities (included in deferred income taxes)	(65.9)	(46.9)
Net deferred tax liabilities	$(43.8)	$(23.0)

Components:
Deferred tax assets:
Accrued expenses	$13.9	$15.4
Compensation and benefits	46.1	57.7
Deferred revenue	53.8	57.6
Net operating losses	10.5	13.5
Capital losses	28.8	28.7
	153.1	172.9
Less: valuation allowances	(35.1)	(34.3)
Net deferred tax assets	118.0	138.6

Deferred tax liabilities:
Deferred expenses	64.9	76.6
Property, plant and equipment and intangible assets	92.1	76.5
Prepaid expenses	2.6	5.9
Other	2.2	2.6
Deferred tax liabilities	161.8	161.6
Net deferred tax liabilities	$(43.8)	$(23.0)
Undistributed foreign earnings that the Company intends to indefinitely reinvest, and for which no taxes have been provided, aggregated to approximately $57.4 million and $166.4 million as of June 30, 2017 and 2016, respectively. During fiscal 2017, the Company underwent an internal legal entity reorganization resulting in a deemed distribution of foreign earnings for U.S. tax purposes of $172.8 million. The tax provision impact of the deemed distribution, net of foreign tax credits, is immaterial. The remaining foreign earnings are considered indefinitely reinvested since the Company's intent is to use these earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions, and the U.S. can meet its cash needs without repatriation of foreign cash.
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
The Company had federal net operating losses of approximately $0.1 million as of June 30, 2017 which expire in 2022. The Company had federal capital losses of $75.4 million which expire in 2020 and state capital losses of $75.4 million which expire in 2020 through 2030. The Company had foreign net operating loss carryforwards of approximately $38.4 million as of June 30, 2017, of which $5.9 million expires in 2018 through 2023 and $32.5 million has an indefinite carryforward period.
Valuation Allowance
The Company recorded valuation allowances of $35.1 million and $34.3 million as of June 30, 2017 and 2016, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets.

During fiscal 2017, the valuation allowance balance was decreased by $1.1 million for a Canadian valuation allowance adjustment based on positive evidence which indicated that the foreign loss carryforward would be utilized prior to expiration. The company concluded the deferred tax asset would be realizable based on a three-year cumulative profit position and forecasts of future year pre-tax income.
During fiscal 2016, the Company determined that sufficient positive evidence did not exist to realize certain foreign deferred tax assets. Based on a three-year cumulative loss position and forecasts of future year pre-tax income, the Company increased the valuation allowance by $1.1 million in relation to these deferred tax assets. The valuation allowance for 2017 and 2016 was also adjusted for current year deferred tax movements and foreign currency translation.
During fiscal 2015, based on achieving three years of cumulative pre-tax income and forecasts of future pre-tax income, management determined that sufficient positive evidence existed to conclude that it is more likely than not that certain non-U.S. tax losses were realizable, and therefore, recorded tax benefits to adjust the valuation allowance by $2.7 million.  In addition, tax expense was recorded to increase the deferred tax valuation allowance in fiscal 2015 by $29.2 million for capital losses realized on the internet sales leads business disposition. The Company concluded a full valuation allowance against the capital losses was necessary due to the short carryforward period and limitations on the Company's ability to utilize the losses to offset income. The net impact of the adjustments related to the deferred tax valuation allowance and the capital losses realized on the internet sales leads business disposition are included in the fiscal 2015 effective tax rate reconciliation. The valuation allowance for fiscal 2015 was also impacted by foreign currency translation.
Income tax payments, net of refunds were $120.3 million, $109.4 million, and $120.8 million for fiscal 2017, 2016, and 2015, respectively. The income tax payments exclude payments made by ADP prior to the spin-off on behalf of the Company as these amounts are recorded within group equity in the historical combined financial statements. Income tax payments paid by ADP on behalf of the Company were $20.3 million for fiscal 2015.
Unrecognized Income Tax Benefits
As of June 30, 2017, 2016, and 2015, the Company had unrecognized income tax benefits of $6.4 million, $4.7 million, and $1.9 million, respectively, of which $4.8 million, $3.6 million, and $1.6 million, respectively, would impact the effective tax rate, if recognized. The remainder, if recognized, would principally affect deferred taxes.
A roll-forward of unrecognized tax benefits is as follows:

	June 30,
	2017	2016	2015
Beginning of the year balance	$4.7	$1.9	$0.2
Additions for current year tax positions	1.0	1.9	0.6
Additions for tax positions of prior years	1.2	1.1	1.1
Reductions for tax positions of prior years	—	(0.1)	—
Settlement with tax authorities	(0.2)	—	—
Expiration of the statute of limitations	(0.2)	—	—
Impact of foreign exchange rate fluctuations	(0.1)	(0.1)	—
End of year balance	$6.4	$4.7	$1.9
During fiscal 2017, 2016, and 2015, the Company increased its net unrecognized income tax benefits by $1.7 million, $2.8 million, and $1.7 million, respectively, based on information that indicated the extent to which certain tax positions were more likely than not to be sustained. Penalties and interest expense associated with uncertain income tax positions have been recorded in the provision for income taxes on the consolidated and combined statements of operations. Penalties and interest incurred during fiscal 2017, 2016, and 2015 were not significant. As of June 30, 2017 and 2016, the Company had an insignificant amount of accrued penalty and interest associated with uncertain tax positions, which was included within other liabilities on the consolidated balance sheets.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years currently under examination vary by jurisdiction. The Company is currently under examination by the U.S. Internal Revenue Service ("IRS") for the tax year ending June 30, 2015. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established a liability for unrecognized income tax benefits which it believes to be adequate in relation to the potential assessments. Once established, the liability for unrecognized tax benefits is adjusted when there is more information available, when an event occurs necessitating a change, or the statute of limitations for the relevant taxing authority to examine the tax position has expired.

During fiscal 2017, the IRS began an employment tax audit covering calendar years 2014 through 2016. The Company has assessed the estimated liability of a potential assessment and recorded a liability as of June 30, 2017. The Company anticipates the audit and any related assessments to be finalized in fiscal 2018.

Income tax-related examinations currently in progress in which the Company has significant business operations are as follows:

Tax Jurisdictions	Fiscal Years Ended
U.S. (IRS)	6/30/2015
New Jersey	6/30/2008 thru 6/30/2011
Canada	6/30/2012 thru 6/30/2014
Kuwait	6/30/2013 thru 6/30/2015
Spain	6/30/2011
Italy	6/30/2015

Based on the possible outcomes of the Company's tax audits and expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will change within the next twelve months. The associated net tax impact on the effective tax rate is estimated to be a $1.7 million tax benefit, with minimal cash payments.

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 6. Net earnings allocated to participating securities were not significant for fiscal 2017, 2016 and 2015.

The following table summarizes the components of basic and diluted earnings per share.

	June 30,
	2017	2016	2015
Net earnings attributable to CDK	$295.6	$239.3	$178.4

Weighted-average shares outstanding:
Basic	146.7	157.0	160.6
Effect of employee stock options	0.7	0.5	0.5
Effect of employee restricted stock	0.8	0.5	0.5
Diluted	148.2	158.0	161.6

Basic earnings attributable to CDK per share	$2.01	$1.52	$1.11
Diluted earnings attributable to CDK per share	$1.99	$1.51	$1.10

There were no options to purchase common stock or unvested restricted stock excluded from the calculation of diluted earnings per share for periods prior to the spin-off. The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	June 30,
	2017	2016	2015
Stock-based awards	0.3	0.5	0.3

Note 10. Accounts Receivable, Net
Accounts receivable, net comprised of the following:

	June 30,
	2017	2016
Trade receivables	$368.0	$359.6
Lease receivables	10.4	13.0
Accounts receivable, gross	378.4	372.6
Less: allowances	6.3	7.1
Account receivable, net	$372.1	$365.5
The investment in lease receivables consisted of the following:

	June 30,
	2017	2016
Lease receivables, gross:
Minimum lease payments	$23.4	$38.0
Unearned income	(1.6)	(3.2)
	21.8	34.8
Less: lease receivables, current (included in accounts receivable, net)	10.4	13.0
Lease receivables, long-term (included in other assets)	$11.4	$21.8

Scheduled minimum payments on lease receivables as of June 30, 2017 were as follows:

Amount
Fiscal year ending 2018	$11.5
Fiscal year ending 2019	8.0
Fiscal year ending 2020	3.6
Fiscal year ending 2021	0.3
Fiscal year ending 2022	—
$23.4
The Company recognized interest income on sales-type leases of $1.8 million, $2.4 million, and $3.4 million, in fiscal 2017, 2016, and 2015, respectively, within other income, net on the consolidated and combined statements of operations.

Note 11. Property, Plant and Equipment, Net
Depreciation expense for property, plant and equipment was $40.7 million, $35.1 million, and $28.3 million for fiscal 2017, 2016, and 2015, respectively. Property, plant, and equipment at cost and accumulated depreciation consisted of the following:

	June 30,
	2017	2016
Property, plant and equipment:
Land and buildings	$39.4	$38.7
Data processing equipment	215.5	188.6
Furniture and fixtures, leasehold improvements, and other	80.4	86.2
Total property, plant and equipment	335.3	313.5
Less: accumulated depreciation	200.3	194.9
Property, plant and equipment, net	$135.0	$118.6

Note 12. Goodwill and Intangible Assets, Net
In July 2016, the Company revised its reportable segments and reporting units due to how the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance. Due to the change in organization structure, the Company expanded its reporting units from three to five. As a result, goodwill was reallocated to the new reporting units using a relative fair value approach. Goodwill has been restated to reflect the reallocation of goodwill based on the current reportable segments. Refer to Note 18 for further information.
Changes in goodwill were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2015	$592.1	$214.3	$403.5	$1,209.9
Additions (Note 4)	16.8	—	—	16.8
Measurement period adjustment (Note 4)	(3.0)	—	—	(3.0)
Currency translation adjustments	(1.2)	—	(39.8)	(41.0)
Balance as of June 30, 2016	604.7	214.3	363.7	1,182.7
Currency translation adjustments	(0.1)	—	(1.4)	(1.5)
Balance as of June 30, 2017	$604.6	$214.3	$362.3	$1,181.2
Components of intangible assets, net were as follows:

	June 30,
	2017			2016
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Customer lists	$175.5	$(130.0)	$45.5	$175.5	$(117.5)	$58.0
Software	163.7	(109.4)	54.3	141.0	(96.1)	44.9
Trademarks	25.0	(24.1)	0.9	25.0	(23.5)	1.5
Other intangibles	6.4	(3.1)	3.3	6.1	(2.7)	3.4
	$370.6	$(266.6)	$104.0	$347.6	$(239.8)	$107.8
In October 2014 following the spin-off from ADP, the Company evaluated its branding strategy and the trademark names under which each of its businesses will operate. The Company determined that the Cobalt trademark used by the North American segments will no longer be used. Therefore, the Company revised the estimated useful life assigned to the Cobalt trademark. The Company recognized accelerated amortization on the trademark of $15.6 million in cost of revenues during fiscal 2015.
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 5 years (7 years for customer lists, 3 years for software and software licenses, and 2 years for trademarks). Amortization of intangible assets was $29.6 million, $28.9 million, and $48.2 million for fiscal 2017, 2016, and 2015, respectively.

Estimated amortization expenses of the Company's existing intangible assets as of June 30, 2017 were as follows:

Amount
Fiscal year ending 2018	$31.6
Fiscal year ending 2019	22.3
Fiscal year ending 2020	17.4
Fiscal year ending 2021	11.5
Fiscal year ending 2022	8.2
Thereafter	13.0
$104.0

Note 13. Debt
Debt comprised of the following:

	June 30,
	2017	2016
Revolving credit facility	$—	$—
2019 term loan facility	215.6	228.1
2020 term loan facility	231.3	243.8
2021 term loan facility	390.0	—
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
4.875% senior notes, due 2027	600.0	—
Capital lease obligations	1.5	3.6
Unamortized debt financing costs	(16.7)	(8.4)
Total debt and capital lease obligations	2,171.7	1,217.1
Current maturities of long-term debt and capital lease obligations	46.5	26.8
Total long-term debt and capital lease obligations	$2,125.2	$1,190.3
Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of June 30, 2017 and 2016. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
The 2019 and 2020 term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on both the 2019 and 2020 term loan facilities was 2.98% as of June 30, 2017 and 1.97% as of June 30, 2016.
The 2021 term loan bears interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.250% to 2.500% per annum based on the Company's senior, unsecured non-credit enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of JPMorgan Chase Bank, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.250% to 1.500% per annum based on the Ratings. The interest rate per annum on the 2021 term loan facility was 2.98% as of June 30, 2017.
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
Senior Notes
On October 14, 2014, the Company completed an offering of 3.30% unsecured senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% unsecured senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes"). The issuance price of the 2019 and 2024 notes was equal to the stated value. Interest is payable semi-annually on April 15 and October 15 of each year, and payment commenced on April 15, 2015. The interest rate payable on each applicable series of 2019 and 2024 notes is subject to adjustment from time to time if the credit ratings assigned to any series of 2019 and 2024 notes by the rating agencies is downgraded (or subsequently upgraded). The 2019 notes will mature on October 15, 2019, and the 2024 notes will mature on October 15, 2024. The 2019 notes and 2024 notes are redeemable at the Company's option prior to September 15, 2019 for the 2019 notes and prior to July 15, 2024 for the 2024 notes at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2019 notes or 2024 notes to be redeemed, and (ii) the sum of the present value of the remaining scheduled payments (as defined in the agreement), plus in each case, accrued and unpaid interest thereon. Subsequent to September 15, 2019 and July 15, 2024, the redemption price for the 2019 notes and the 2024 notes, respectively, will equal 100% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest thereon.
On May 15, 2017, the Company completed an offering of 4.875% unsecured senior notes with a $600.0 million aggregate principal amount due in 2027 (the "2027 notes," together with the "2024 notes" and the 2019 notes, the "senior notes"). The issuance price of the 2027 notes was equal to the stated value. Interest is payable semi-annually on June 1 and December 1 of each year, and payment will commence on December 1, 2017. The 2027 notes will mature on June 1, 2027. The 2027 notes are redeemable at the Company's option prior to June 1, 2022 in whole or in part at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable "make-whole" premium. Subsequent to June 1, 2022, the Company may redeem the 2027 notes at a price equal to: (i) 102.438% of the aggregate principal amount of the 2027 notes redeemed prior to June 1, 2023; (ii) 101.625% of the aggregate principal amount of the notes redeemed on or after June 1, 2023 but prior to June 1, 2024; (iii) 100.813% of the aggregate principal amount of the 2027 notes redeemed on or after June 1, 2024 but prior to June 1, 2025; and (iv) 100.000% of the aggregate principal amount of the 2027 notes redeemed thereafter.
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
In November 2016, Moody's and S&P lowered their credit ratings on the senior notes to Ba1 (Stable Outlook) from Baa3 (Negative Outlook) and to BB+ (Stable Outlook) from BBB- (Negative Outlook), respectively. The downgrades triggered interest rate adjustments for the 2019 and 2024 notes. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30% and to 5.00% from 4.50%, respectively, effective October 15, 2016.
Capital Lease Obligations
The Company has lease agreements for equipment, which are classified as capital lease obligations. The Company recognized the capital lease obligations and related leased equipment assets based on the present value of the minimum lease payments at lease inception.
Unamortized Debt Financing Costs
As of June 30, 2017 and 2016, gross debt issuance costs related to debt instruments were $21.7 million and $11.1 million, respectively. Accumulated amortization was $5.0 million and $2.7 million as of June 30, 2017 and 2016, respectively. Additional debt issuance costs of $10.6 million were capitalized in fiscal 2017 for the 2021 term loan facility and the 2027 notes. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated and combined statement of operations.
The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of June 30, 2017 were as follows:

Amount
Fiscal year ending 2018	$46.5
Fiscal year ending 2019	45.0
Fiscal year ending 2020	473.1
Fiscal year ending 2021	213.8
Fiscal year ending 2022	310.0
Thereafter	1,100.0
Total debt and capital lease obligations	2,188.4
Unamortized deferred financing costs	(16.7)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$2,171.7

Note 14. Commitments and Contingencies
The Company has obligations under various operating lease agreements for facilities and equipment. Total expense under these agreements was approximately $46.0 million, $49.3 million, and $45.2 million in fiscal 2017, 2016, and 2015, respectively, with minimum commitments as of June 30, 2017 as follows:

Amount
Fiscal year ending 2018	$35.0
Fiscal year ending 2019	17.0
Fiscal year ending 2020	13.4
Fiscal year ending 2021	9.1
Fiscal year ending 2022	7.1
Thereafter	16.7
$98.3
In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.
As of June 30, 2017, the Company had no purchase commitments and obligations related to royalty, purchase, and maintenance agreements on the Company's software, equipment, and other assets.
In the normal course of business, the Company may enter into contracts in which it makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.
Legal Proceedings
From time to time, the Company is involved in legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business activities. Such proceedings can be expensive and disruptive to normal business operations. When losses are considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. At this time, the Company is unable to reasonably estimate any reasonably possible loss or ranges of losses on the matters and proceedings described below.
Competition Matters
The Company is involved in two lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds and Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective DMSs. The Company has also received from the Federal Trade Commission ("FTC") a Civil Investigative Demand consisting of a request to produce documents relating to any agreement between the Company and Reynolds and Reynolds.
On February 3, 2017, Motor Vehicle Software Corporation (“MVSC”) filed an antitrust suit against the Company, Reynolds and Reynolds, and CVR, in the U.S. District Court for the Central District of California, seeking treble damages and injunctive relief. On May 1, 2017, MVSC filed an amended complaint in connection with the case. On June 15, 2017, the defendants filed motions to dismiss the complaint. Plaintiff’s opposition to those motions was submitted to the court on July 31, 2017, and defendants’ replies are due on August 21, 2017. A hearing on the motions to dismiss is set for September 11, 2017.
On May 1, 2017, Authenticom, Inc. ("Authenticom") filed an antitrust suit against the Company's operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the Western District of Wisconsin, seeking treble damages and injunctive relief. Authenticom moved for a preliminary injunction on May 18, 2017, which the court granted on July 14, 2017, subject to Authenticom’s posting of a $1 million bond. The form of that injunction was handed down by the court on July, 28, 2017, and defendants filed notices of appeal on the same day. On August 8, 2017, the U.S. Court of Appeals for the Seventh Circuit granted defendants' motion to stay the injunction pending appeal. Defendants' appellate brief is due on August 22, 2017, Authenticom's response is due September 5, 2017, and defendants' reply is due by September 12, 2017. On

July 21, 2017, the defendants filed motions to dismiss the complaint in the district court. Plaintiff's opposition is due September 8, 2017, and defendants' reply is due October 6, 2017.
The Company believes that both cases are without merit and intends to continue to contest the claims in these cases vigorously. Accordingly, legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between the Company and Reynolds and Reynolds. The Company is responding to the request. The request merely seeks information, and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between ourselves and Reynolds and Reynolds. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving this investigation.
Other Proceedings
The Company is otherwise involved from time to time in other proceedings not described above. Based on information available at this time, the Company believes that the resolution of these other matters currently pending will not individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition, or liquidity. The Company's view of these matters may change as the proceedings and events related thereto unfold.

Note 15. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' (deficit) equity. The Company's other comprehensive income (loss) for fiscal 2017, 2016, and 2015 and AOCI balances as of June 30, 2017, 2016, and 2015 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $2.2 million, $(45.8) million, and $(34.1) million for fiscal 2017, 2016, and 2015, respectively. The accumulated balances reported in AOCI on the consolidated and combined balance sheets for currency translation adjustments were $8.0 million, $5.8 million, and $51.6 million as of June 30, 2017, 2016, and 2015, respectively.

Note 16. Share Repurchase Transactions
In December 2015, the Board of Directors authorized the Company to repurchase up to $1.0 billion of its common stock as part of its $1.0 billion return of capital plan. In December 2016, the company completed its $1.0 billion return of capital plan. In January 2017, the Board of Directors terminated this authorization and replaced it with an authorization for the Company to repurchase up to $2.0 billion of our common stock as part of a new return of capital plan. Under the authorization, the Company may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased is determined at management's discretion and depends on a number of factors, including the market price of the shares, general market and economic conditions, and other potential uses for free cash flow including, but not limited to, potential acquisitions.
In December 2015, the Company entered into an accelerated share repurchase agreement ("December 2015 ASR") to purchase $250.0 million of the Company's common stock. Under the terms of the December 2015 ASR, the Company made a $250.0 million payment in December 2015 and received an initial delivery of approximately 4.3 million shares of the Company's common stock. In June, 2016, the Company received an additional 1.0 million shares of common stock in final settlement of the December 2015 ASR, for a total of 5.3 million shares. The value reflected in treasury stock upon completion of the December 2015 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is higher than the $250.0 million cash paid by $6.2 million.
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
In December 2016, the Company entered into an accelerated share repurchase agreement ("December 2016 ASR") to purchase $330.0 million of the Company's common stock. Under the terms of the December 2016 ASR, the Company made a $330.0 million payment in December 2016 and received an initial delivery of approximately 4.5 million shares of the Company's common stock. In May 2017, the Company received an additional 0.7 million shares of common stock in final settlement of the December 2016 ASR, for a total of 5.2 million shares. The value reflected in treasury stock upon completion of the December 2016 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is less than the $330.0 million cash paid by $21.2 million.
In May 2017, the Company entered into an accelerated share repurchase agreement ("May 2017 ASR") to purchase $350.0 million of the Company's common stock. Under the terms of the May 2017 ASR, the Company made a $350.0 million payment in May 2017 and received initial delivery of approximately 4.5 million of the Company's common stock. The payment was recorded as a reduction to stockholders' equity, consisting of a $280.0 million increase to treasury stock, which reflects the value of the 4.5 million shares received upon initial settlement, and a $70.0 million decrease in additional paid-in-capital, which reflects the value of stock held back. The final settlement of the May 2017 ASR is expected to occur no later than the end of the Company's first quarter of fiscal 2018 and may result in the receipt or delivery of additional shares of common stock. Additionally, the Company made open market repurchases of 0.3 million shares of the Company's common stock during fiscal 2017 for a total cost of approximately $20.0 million.
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
The Company also entered into an employee matters agreement with ADP prior to the spin-off pursuant to which certain employee benefit matters will be addressed, such as the treatment of ADP options held by Company employees after the spin-off and the treatment of benefits for Company management employees who participate in and have accrued benefits under ADP's Supplemental Officer Retirement Plan. The agreement also, to the extent provided therein, delineates the benefit plans and programs in which the Company's employees participate following the spin-off. ADP remains responsible for the payment of all benefits under the ADP plans.
For fiscal 2016 and the period from the date of spin-off through the end of fiscal 2015, the Company recorded $2.2 million and $8.6 million, respectively, of expenses related to the transition services agreement. The Company recorded $3.4 million, $7.5 million, and $9.2 million, of expenses related to the data services agreement in the accompanying financial statements for fiscal 2017, 2016 and 2015, respectively. The continuing data services expenses in fiscal 2017 primarily relate to leases of equipment that have expiration dates past the term of the agreement. As of June 30, 2016, the Company had amounts payable to ADP under the transition services and data services agreements of $0.1 million and had no amounts payable to ADP at June 30, 2017.

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
The Company reorganized into two main operating groups. In connection with this reorganization, our operating segments have changed. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North American and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. Segment information for the fiscal 2016 and 2015 has been updated to conform to the new presentation.
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

	Retail Solutions North America (1)	Advertising North America (1)	CDK International	Other (2) (3)	Total
Year ended June 30, 2017
Revenues	$1,600.7	$307.6	$311.9	$—	$2,220.2
Earnings before income taxes	605.5	44.4	75.0	(289.6)	435.3
Assets	1,231.1	312.1	538.9	801.0	2,883.1
Capital expenditures	51.6	—	7.8	3.0	62.4
Depreciation and amortization	48.2	3.1	11.4	7.6	70.3

Year ended June 30, 2016
Revenues	$1,521.3	$279.7	$313.6	$—	$2,114.6
Earnings before income taxes	481.3	27.5	61.1	(200.8)	369.1
Assets	1,240.9	307.9	539.4	276.8	2,365.0
Capital expenditures	37.4	—	8.3	5.1	50.8
Depreciation and amortization	39.3	3.7	12.5	8.5	64.0

Year ended June 30, 2015
Revenues	$1,501.2	$243.1	$319.2	$—	$2,063.5
Earnings before income taxes	411.4	(0.8)	47.3	(158.0)	299.9
Assets	1,172.6	285.6	595.4	464.9	2,518.5
Capital expenditures	32.1	—	7.1	4.8	44.0
Depreciation and amortization	46.0	13.9	15.0	1.6	76.5
(1) ANA includes $10.1 million and RSNA $5.5 million of accelerated amortization in fiscal 2015 attributable to the Cobalt trademark.

(2) Other includes $34.6 million of separation costs in fiscal 2015.
(3) Other also includes $18.4 million, $20.2 million and $2.4 million of restructuring expenses related to the business transformation plan in fiscal 2017, 2016, and 2015, respectively.
Supplemental disclosure of revenue by type was as follows:
Retail Solutions North America:

Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:

•	DMSs and layered applications, which may be installed onsite at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;

•	Interrelated services such as installation, initial training, and data updates;

•	Websites, search marketing, and reputation management services; and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists.
Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.
Other: consulting and professional services, sales of hardware, and other miscellaneous revenues.
Advertising North America revenues are primarily earned for placing internet advertisements for OEMs and automotive retailers.
CDK International revenues are generated primarily from Subscription revenue as described above, aside from the absence of website offerings.

	Revenues
	Years Ended June 30,
	2017	2016	2015
CDK North America:
Retail Solutions North America:
Subscription revenue	$1,261.4	$1,191.2	$1,124.7
Transaction revenue (1)	179.5	179.1	204.3
Other revenue	159.8	151.0	172.2
Total Retail Solutions North America	$1,600.7	$1,521.3	$1,501.2
Advertising North America revenue	307.6	279.7	243.1
CDK International revenue	311.9	313.6	319.2
Total	$2,220.2	$2,114.6	$2,063.5
(1) Transaction revenue in fiscal 2015 includes $46.2 million of revenue related to the internet sales leads business, which was sold on May 21, 2015.

Revenues and property, plant and equipment, net by geographic area were as follows:

	United States	Europe	Canada	Other	Total
Year ended June 30, 2017
Revenues	$1,808.9	221.0	99.2	$91.1	$2,220.2
Property, plant and equipment, net	104.5	16.3	3.7	10.5	135.0

Year ended June 30, 2016
Revenues	$1,706.4	$227.8	$94.5	$85.9	$2,114.6
Property, plant and equipment, net	91.2	15.3	2.1	10.0	118.6

Year ended June 30, 2015
Revenues	$1,641.1	$226.2	$102.9	$93.3	$2,063.5
Property, plant and equipment, net	72.7	16.2	0.4	10.7	100.0

Note 19. Quarterly Financial Results (Unaudited)
Summarized quarterly results of operations for the fiscal 2017 and 2016 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2017
Revenues	$550.7	$547.8	$556.3	$565.4
Gross profit (1)	235.6	244.6	248.6	256.5
Earnings before income taxes	111.9	118.9	110.4	94.1
Net earnings	79.2	83.6	78.8	60.9
Net earnings attributable to noncontrolling interest	2.3	0.9	1.5	2.2
Net earnings attributable to CDK	76.9	82.7	77.3	58.7
Basic earnings attributable to CDK per share	$0.51	$0.56	$0.53	$0.41
Diluted earnings attributable to CDK per share	$0.51	$0.55	$0.53	$0.41

Year ended June 30, 2016
Revenues	$514.6	$520.1	$537.7	$542.2
Gross profit (1)	203.8	218.9	221.9	226.6
Earnings before income taxes	95.8	106.8	78.6	87.9
Net earnings	61.2	69.7	55.7	60.2
Net earnings attributable to noncontrolling interest	2.2	1.5	1.9	1.9
Net earnings attributable to CDK	59.0	68.2	53.8	58.3
Basic earnings attributable to CDK per share	$0.37	$0.43	$0.35	$0.38
Diluted earnings attributable to CDK per share	$0.37	$0.43	$0.34	$0.37
(1) Gross profit is calculated as revenues less cost of revenues.

CDK Global, Inc.
Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at beginning of period	Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period
Year ended June 30, 2017
Accounts receivable allowances	$7.1	$1.7		$—		$(2.5)	(1)	$6.3
Deferred tax valuation allowance	34.3	1.9		—		(1.1)		35.1
Year ended June 30, 2016
Accounts receivable allowances	$6.8	$2.3		$(0.1)		$(1.9)	(1)	$7.1
Deferred tax valuation allowance	33.4	1.1		(0.2)	(2)	—		34.3
Year ended June 30, 2015
Accounts receivable allowances	$12.2	$(2.8)		$(0.5)	(3)	$(2.1)	(1)	$6.8
Deferred tax valuation allowance	7.1	29.8	(4)	(0.8)	(2)	(2.7)		33.4

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

Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2017. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective August 8, 2017, the Company adopted the Third Amended and Restated Change in Control Severance Plan for Corporate Officers (the “Severance Plan”). As of August 8, 2017, there were 11 eligible participants in the Severance Plan. The Severance Plan amends the Second Amended and Restated Change in Control Severance Plan for Corporate Officers by replacing; (i) the lump sum benefits payment with a 24 month continuance of benefits for the Company's CEO and an 18 month continuance of benefits for all other participants; (ii) the portion of the Severance Payments calculation based on the average annual bonus for the two most recent calendar years with a bonus amount equal to 100% of target for the fiscal year in which a termination occurs; and (iii) the settlement in shares of any then ongoing performance program based on 100% of target performance with actual performance for any program for which any performance period has ended and 100% of target for all other performance goals. The foregoing is qualified in its entirety by reference to the Severance Plan, which is filed as Exhibit 10.11 hereto and incorporated by reference herein.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, and positions are as follows:

Name	Age*	Position(s)
Brian P. MacDonald	51	President, Chief Executive Officer and Director
Joseph A. Tautges	41	Executive Vice President
Lee J. Brunz	47	Executive Vice President, Interim Chief Financial Officer, General Counsel and Secretary
Robert N. Karp	56	President, CDK North America
Neil Packham	46	President, CDK International
Rajiv K. Amar	50	Executive Vice President, Chief Technology Officer
Amy W. Byrne	46	Executive Vice President, Chief Human Resources Officer
Dean Crutchfield	56	Executive Vice President, Chief Information Officer
Dan Flynn	47	Executive Vice President, Business Transformation
Ron L. Frey	51	Executive Vice President, Global Chief Strategy Officer
Scott L. Mathews	59	Executive Vice President, North America Sales
* As of June 30, 2017
Brian P. MacDonald has served as our President since January 1, 2016, as our Chief Executive Officer since March 8, 2016, and as a member of our Board of Directors since June 15, 2015. Prior to joining CDK, Mr. MacDonald served as President and Chief Executive Officer of Hertz Rental Equipment Corporation from June 2014 to May 2015, and as interim Chief Executive Officer of Hertz Corporation from September 2014 to November 2014. Prior to Hertz, Mr. MacDonald served as President and Chief Executive Officer of ETP Holdco Corp., an entity formed following Energy Transfer Partners' $5.3 billion acquisition of Sunoco, Inc. in 2012, where Mr. MacDonald had served as Chairman, President and Chief Executive Officer prior to ETP's acquisition of Sunoco. During his tenure at Sunoco, the company undertook a substantial restructuring to strengthen and transform the organization and better position it for growth. Sunoco exited unprofitable operations, significantly reduced costs, improved efficiencies, and refocused on established high-return businesses. Mr. MacDonald has also held executive management roles at Dell, General Motors Corporation, and Isuzu Motors Limited.
Mr. MacDonald previously served on the board of directors of Computer Sciences Corporation from August 2013 to April 2017, the board of directors of Sunoco from March 2012 to October 2012, Sunoco Logistics from October 2009 to October 2012, and on the board of directors of Ally Financial, Inc. from May 2013 to July 2014 following his appointment by the U.S. Department of the Treasury.
Joseph A. Tautges has served as our Executive Vice President since August 1, 2017 and will begin service as our Executive Vice President, Chief Financial Officer on August 9, 2017. Prior to joining CDK, Mr. Tautges served as Chief Financial Officer of the $18 billion Enterprise Services segment of Hewlett Packard Enterprise (“HPE”) from May 2014 to April 2017. While at HPE, he led a transformation initiative which enabled significant margin expansion and improved free cash flow resulting in the recent spin-merger of Enterprise Services with Computer Science Corporation to form the $26 billion DXC Technology Company. Prior to HPE, Mr. Tautges held various levels of increasing responsibility in both operations and financial management with Sears Holdings from 2011 to 2014 and Aon Hewitt from 2002 to 2011. Mr. Tautges is a Certified Public Accountant.
Lee J. Brunz has served as our interim Chief Financial Officer since the departure of Mr. Nietzel effective May 31, 2017. Mr. Brunz has served as our Executive Vice President, General Counsel and Secretary since the spin-off, and will continue in this role after Mr. Tautges assumes the Chief Financial Officer role. Prior to the spin-off, Mr. Brunz served as Vice President, Counsel for the Digital Marketing business of the Dealer Services division of ADP since Dealer Services’ 2010 acquisition of Cobalt Holding Company. Prior to joining the Dealer Services division of ADP, he served as Vice President, Finance & General Counsel of Cobalt from 2008 to 2010 and as Vice President & General Counsel from 2004 to 2008.
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
Neil Packham has served as our President, CDK International since January 18, 2017. Mr. Packham joined CDK in July 2013 as Vice President for CDK's UK region, which encompasses UK, Middle East, Ireland and Africa. Prior to joining CDK, Mr. Packham worked in the automotive, digital and software sectors working in a variety of business areas such as business development and strategy, sales and marketing, product development, and general management. He has held senior positions within a number of large corporations and start-ups.
Rajiv K. Amar has served as our Chief Technology Officer since April 14, 2016. Mr. Amar joined CDK in July 2014 as Division Vice President for Development. Prior to joining CDK, Mr. Amar was Senior Director of Research and Development for Sage Software Inc. from 2012 to 2014. He also previously held the role of Director of Product Development and Engineering with Serena Software Inc. from 2008 to 2012.
Amy W. Byrne has served as our Executive Vice President, Chief Human Resources Officer since June 5, 2017. Prior to joining CDK, Ms. Byrne served as Vice President, Human Resources, Latin America for Avon Products from 2011 to 2016 and as Vice President, Corporate Human Resources and Global Compensation and Benefits from 2006 to 2011.
Dean Crutchfield has served as our Executive Vice President and Chief Information Officer since in June 8, 2016. Prior to joining CDK, Mr. Crutchfield served as the Chief Information Officer of Zebra Technologies from 2013 to 2016. He also previously held information technology leadership roles at Dell from 1999 to 2013.
Dan Flynn has served as our Executive Vice President of Business Transformation since February 2, 2016. Prior to joining CDK, Mr. Flynn served as the Senior Vice President, North America Rent-A-Car Operations at Hertz from 2014 through 2016. He previously served as Regional Vice President, Southeast Region and Separation Management Office, for Hertz Equipment Rental Corporation. Mr. Flynn had extensive process and operational management responsibilities at Hertz, and led company-wide, Lean Six Sigma-based process improvement initiatives from 2007 to 2012 in various leadership roles.
Ron L. Frey has served as our Executive Vice President, Chief Global Strategy Officer since April 17, 2017. Prior to joining CDK, Mr. Frey served as Chief Strategy Officer for CU Direct Autonation from October 2016 through April 2017. In October 2015, Mr. Frey founded RL Frey, which provides consulting services to the automotive industry. From October 2007 through October 2015, Mr. Frey served as Chief Strategy Officer at Autonation. He is also a director of Dealer Tire since January 2017.
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
Directors, Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities Exchange Commission (“SEC”) no later than 120 days after the close of our fiscal year ended June 30, 2017. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
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

Item 11. Executive Compensation
The information required by this item will be set forth under the caption "Compensation of Executive Officers" and "Compensation Discussion and Analysis" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2017. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2017. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2017. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth under the caption "Fees of Independent Accounting Firm" under "Independent Accounting Firm Independence and Fee Pre-Approval Policies and Procedures" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2017. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Part IV
Item 15.  Exhibits, Financial Statement Schedules
The following documents are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K:

1.	Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated and Combined Statements of Operations for the years ended June 30, 2017, 2016, and 2015
Consolidated and Combined Statements of Comprehensive Income for the years ended June 30, 2017, 2016, and 2015
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated and Combined Statements of Cash Flows for the years ended June 30, 2017, 2016, and 2015
Consolidated and Combined Statements of (Deficit) Equity for the years ended June 30, 2017, 2016, and 2015
Notes to the Consolidated and Combined Financial Statements

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts.
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of CDK Global, Inc.	8-K	1-36486	3.1	10/1/2014
3.2	Amended and Restated By-Laws of CDK Global, Inc., dated March 7, 2017	8-K	1-36486	3.1	3/9/2017
4.1	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 3.30% Senior Notes due 2019 were issued	8-K	1-36486	4.1	10/17/2014
4.2	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.50% Senior Notes due 2024 were issued	8-K	1-36486	4.2	10/17/2014
4.3	Indenture, dated as of May 15, 2017, between CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.875% senior notes due 2027 were issued	8-K	1-36486	4.1	5/15/2017
4.4	Registration Rights Agreement, dated as of May 15, 2017, between CDK Global, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated	8-K	1-36486	4.2	5/15/2017
10.1	Letter Agreement, by and among CDK Global, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated August 2, 2016	8-K	1-36486	10.1	8/3/2016
10.2	Credit Agreement, dated as of December 9, 2016, among the Company, the lenders party thereto, and Bank of America, N.A. as Administrative Agent	8-K	1-36486	10.1	12/12/2016
10.3	First Amendment, dated as of December 9, 2016, to the Credit Agreement dated September 16, 2014, among the Company (f/k/a CDK Global Holdings, LLC), the borrowing subsidiaries from time to time party thereto, the lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent	8-K	1-36486	10.2	12/12/2016

10.4	First Amendment, dated as of December 9, 2016, to the Credit Agreement dated December 14, 2015, among the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	1-36486	10.3	12/12/2016
10.5	CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	DEF 14A	1-36486	Appendix A	9/22/2015
10.6	First Amendment to the CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)					X
10.7	CDK Global Inc. Deferred Compensation Plan (Management Compensatory Plan)	8-K	1-36486	10.9	10/1/2014
10.8	UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.1	1/26/2015
10.9	CDK Global, Inc. Corporate Officer Severance Plan (Management Compensatory Plan)	10-Q	1-36486	10.7	2/3/2016
10.10	Second Amended and Restated Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)	10-K	1-36486	10.20	8/9/2016
10.11	Third Amended and Restated Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)					X
10.12	Form of Deferred Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.18	11/13/2014
10.13	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.7	11/3/2015
10.14	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.8	11/3/2015
10.15	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.8	2/3/2016
10.16	UK Tax Advantaged Sub-Plan Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.9	2/3/2016
10.17	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.10	2/3/2016
10.18	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.11	2/3/2016
10.19	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.12	2/3/2016
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Lee J. Brunz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Lee J. Brunz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	August 8, 2017	/s/ Lee J. Brunz Lee J. Brunz

Executive Vice President, Interim Chief Financial Officer (principal financial and accounting officer) (Title)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian P. MacDonald	President, Chief Executive Officer and Director (principal executive officer)	August 8, 2017
Brian P. MacDonald
/s/ Lee J. Brunz	Executive Vice President, Interim Chief Financial Officer (principal financial and accounting officer)	August 8, 2017
Lee J. Brunz
/s/ Leslie A. Brun	Director	August 8, 2017
Leslie A. Brun
/s/ Willie A. Deese	Director	August 8, 2017
Willie A. Deese
/s/ Amy J. Hillman	Director	August 8, 2017
Amy J. Hillman
/s/ Eileen J. Martinson	Director	August 8, 2017
Eileen J. Martinson
/s/ Stephen A. Miles	Director	August 8, 2017
Stephen A. Miles
/s/ Robert E. Radway	Director	August 8, 2017
Robert E. Radway
/s/ Stephen F. Schuckenbrock	Director	August 8, 2017
Stephen F. Schuckenbrock
/s/ Frank S. Sowinski	Director	August 8, 2017
Frank S. Sowinski
/s/ Robert M. Tarkoff	Director	August 8, 2017
Robert M. Tarkoff