Form 10-Q
period 2017-09-30
CDK Global, Inc.
filed 2017-10-31
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2017 was 137,538,041.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Revenues	$565.7	$550.7

Expenses:
Cost of revenues	307.7	315.1
Selling, general and administrative expenses	113.7	113.7
Restructuring expenses	6.5	1.1
Total expenses	427.9	429.9
Operating earnings	137.8	120.8

Interest expense	(23.3)	(10.7)
Other income, net	5.3	1.8

Earnings before income taxes	119.8	111.9

Provision for income taxes	(36.7)	(32.7)

Net earnings	83.1	79.2
Less: net earnings attributable to noncontrolling interest	1.8	2.3
Net earnings attributable to CDK	$81.3	$76.9

Net earnings attributable to CDK per common share:
Basic	$0.58	$0.51
Diluted	$0.57	$0.51

Weighted-average common shares outstanding:
Basic	140.1	150.2
Diluted	141.4	151.7

Dividends declared per common share	$0.140	$0.135

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net earnings	$83.1	$79.2
Other comprehensive income (loss):
Currency translation adjustments	14.2	(4.1)
Other comprehensive income (loss)	14.2	(4.1)
Comprehensive income	97.3	75.1
Less: comprehensive income attributable to noncontrolling interest	1.8	2.3
Comprehensive income attributable to CDK	$95.5	$72.8

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	September 30,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$788.6	$726.1
Accounts receivable, net of allowances of $7.4 and $6.3, respectively	375.2	372.1
Other current assets	164.9	180.6
Total current assets	1,328.7	1,278.8
Property, plant and equipment, net	134.0	135.0
Other assets	177.6	184.1
Goodwill	1,191.8	1,181.2
Intangible assets, net	105.8	104.0
Total assets	$2,937.9	$2,883.1

Liabilities and (Deficit) Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$46.2	$46.5
Accounts payable	34.8	38.9
Accrued expenses and other current liabilities	235.5	188.7
Accrued payroll and payroll-related expenses	78.4	106.2
Short-term deferred revenues	164.9	172.3
Total current liabilities	559.8	552.6
Long-term debt and capital lease obligations	2,114.4	2,125.2
Long-term deferred revenues	128.9	136.1
Deferred income taxes	67.3	65.9
Other liabilities	60.4	60.1
Total liabilities	2,930.8	2,939.9

(Deficit) Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 139.0 and 140.0 shares, respectively	1.6	1.6
Additional paid-in-capital	664.8	608.6
Retained earnings	514.2	452.7
Treasury stock, at cost: 21.3 and 20.3 shares, respectively	(1,214.5)	(1,144.7)
Accumulated other comprehensive income	22.2	8.0
Total CDK stockholders' deficit	(11.7)	(73.8)
Noncontrolling interest	18.8	17.0
Total (deficit) equity	7.1	(56.8)
Total liabilities and (deficit) equity	$2,937.9	$2,883.1

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net earnings	$83.1	$79.2
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	19.5	17.1
Deferred income taxes	2.3	6.9
Stock-based compensation expense	8.1	9.8
Other	1.5	1.5
Changes in operating assets and liabilities, net of effect from acquisitions of businesses:
Increase in accounts receivable	(1.8)	(6.8)
Decrease in other assets	19.8	10.0
Decrease in accounts payable	(3.8)	(5.0)
Decrease in accrued expenses and other liabilities	(0.9)	(25.9)
Net cash flows provided by operating activities	127.8	86.8

Cash Flows from Investing Activities:
Capital expenditures	(10.3)	(16.8)
Capitalized software	(9.6)	(2.1)
Proceeds from investments	0.8	2.0
Net cash flows used in investing activities	(19.1)	(16.9)

Cash Flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(11.6)	(6.6)
Dividends paid to stockholders	(19.7)	(20.2)
Repurchases of common stock	(14.6)	—
Proceeds from exercises of stock options	2.6	1.1
Withholding tax payments for stock-based compensation awards	(8.5)	(10.3)
Dividend payments to noncontrolling owners	—	(3.0)
Payments of deferred financing costs	(0.4)	—
Acquisition-related payments	(0.9)	(4.8)
Net cash flows used in financing activities	(53.1)	(43.8)

Effect of exchange rate changes on cash and cash equivalents	6.9	0.4

Net change in cash and cash equivalents	62.5	26.5

Cash and cash equivalents, beginning of period	726.1	219.1

Cash and cash equivalents, end of period	$788.6	$245.6

	Three Months Ended
	September 30,
	2017	2016
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$8.7	$8.7
Interest	6.5	2.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of (Deficit) Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' (Deficit) Equity	Non-controlling Interest	Total (Deficit)Equity
	Shares Issued	Amount
Balance as of June 30, 2017	160.3	$1.6	$608.6	$452.7	$(1,144.7)	$8.0	$(73.8)	$17.0	$(56.8)
Net earnings	—	—	—	81.3	—	—	81.3	1.8	83.1
Foreign currency translation adjustments	—	—	—	—	—	14.2	14.2	—	14.2
Stock-based compensation expense and related dividend equivalents	—	—	6.9	(0.1)	—	—	6.8	—	6.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(17.6)	—	11.7	—	(5.9)	—	(5.9)
Dividends paid to stockholders	—	—	—	(19.7)	—	—	(19.7)	—	(19.7)
Repurchases of common stock	—	—	66.9	—	(81.5)	—	(14.6)	—	(14.6)
Balance as of September 30, 2017	160.3	$1.6	$664.8	$514.2	$(1,214.5)	$22.2	$(11.7)	$18.8	$7.1

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
The Company is organized into two main operating groups. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. In addition, the Company has an "Other" segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 14 for further information.
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
The accompanying condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
Note 2. Summary of Significant Accounting Policies
A. Revenue Recognition
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
Revenues for term licenses are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Revenue recognition commences at the installation dates, when customer acceptance has occurred, and collectability of a determinable amount is probable. In the case of hosted applications, the customer does not have the contractual right to take possession of the software and the items delivered at the outset of the contract (i.e., installation, training, etc.) do not have value to the customer without the software license and ongoing support and maintenance. Any upfront fees charged in the case of hosted arrangements are recognized ratably over the expected benefit period of the arrangement, typically five years. The unrecognized portion of these revenue elements is recorded as deferred revenue.
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
B. Deferred Costs
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the condensed consolidated balance sheets were $93.2 million and $94.4 million as of September 30, 2017 and June 30, 2017, respectively. Long-term deferred costs classified within other assets on the condensed consolidated balance sheets were $109.4 million and $115.0 million as of September 30, 2017 and June 30, 2017, respectively.
C. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the condensed consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheet. Funds receivable was $28.1 million and $25.7 million, and funds held for clients was $7.9 million and $7.9 million as of September 30, 2017 and June 30, 2017, respectively. Client fund obligation was $36.0 million and $33.6 million as of September 30, 2017 and June 30, 2017, respectively.
D. Computer Software to be Sold, Leased, or Otherwise Marketed
The Company's policy provides for the capitalization of certain costs of computer software to be sold, leased, or otherwise marketed. The Company's policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Maintenance-related costs are expensed as incurred.
Pursuant to this policy, the Company recognized expenses of $38.0 million and $38.7 million for the three months ended September 30, 2017 and 2016, respectively. These expenses were classified within cost of revenues on the condensed consolidated statements of operations.
E. Fair Value of Financial Instruments
The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 8), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of September 30, 2017 was $1,412.4 million based on quoted market prices for the same or similar instruments and the carrying value was $1,350.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Note 3. New Accounting Pronouncements
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

•
Under the current accounting guidance for software, ASC 985-605, revenues for onsite licenses are recognized ratably over the software license term, as CDK lacks vendor-specific objective evidence of the fair values of the individual elements of the sales arrangement; however, upon adoption of ASC 606 revenues may be recognized upon installation of onsite software based on estimated standalone selling price at the time of the sale. This will result in a cumulative adjustment (an increase) to beginning retained earnings, for which management is completing its evaluation and quantifying the impact.

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

•
In ASC 340, the FASB provides guidance for contract costs that require capitalization and subsequent amortization costs to obtain a customer contract, and costs to fulfill the contract, which for CDK consists primarily of direct sales commissions and implementation costs of service arrangements. The adoption of the new standard may result in an increase in the costs deferred and amortized over the economic life of the contract.

Note 4. Acquisitions
Auto/Mate Dealership Systems
In May 2017, the Company entered into a definitive agreement to acquire Auto/Mate Dealership Systems, a privately held company that provides a suite of DMS products and solutions. The transaction is subject to regulatory approval. For the three months ended September 30, 2017, the Company incurred $0.6 million of costs related to the pending acquisition which are included in selling, general and administrative expenses.
Dashboard Dealership Enterprises
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises, providers of executive reporting solutions for auto dealers. The acquisition was made pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The Company paid an initial cash price of $15 million and an additional amount of up to $7 million, which represents the maximum contingent consideration payable upon achievement of certain milestones and metrics if achieved by December 31, 2018. The Company funded the initial payment with cash on hand. The Company is still gathering information necessary to perform the allocation of the purchase price to the fair value of assets acquired and liabilities assumed; therefore, disclosure of this information is impracticable at this time. The final purchase price allocation will be impacted by the estimated fair value of contingent consideration and other related matters.

Note 5. Restructuring
During the fiscal year ended June 30, 2015 ("fiscal 2015"), the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company's long-term business performance. As the Company executes the business transformation plan, the Company continually monitors, evaluates and refines its structure, including its design, goals, term and estimate of total restructuring expenses. As part of this process, the Company extended the business transformation plan by one year to June 30, 2019 ("fiscal 2019"), and updated its current estimate of total restructuring expenses under the business transformation plan to approximately $70 million through fiscal 2019.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company recognized $6.5 million and $1.1 million of restructuring expenses for the three months ended September 30, 2017 and 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $47.5 million. Restructuring expenses are presented separately on the condensed consolidated statements of operations.

Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2017 and June 30, 2017. The following table summarizes the activity for the restructuring accrual for the three months ended September 30, 2017:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2017	$6.4	$2.4	$8.8
Charges	5.7	1.1	6.8
Cash payments	(5.1)	(0.5)	(5.6)
Adjustments	(0.2)	(0.1)	(0.3)
Balance as of September 30, 2017	$6.8	$2.9	$9.7

Note 6. Earnings per Share
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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 9. Net earnings allocated to participating securities were not significant for the three months ended September 30, 2017 and 2016.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2017	2016
Net earnings attributable to CDK	$81.3	$76.9

Weighted-average shares outstanding:
Basic	140.1	150.2
Effect of employee stock options	0.4	0.8
Effect of employee restricted stock	0.9	0.7
Diluted	141.4	151.7

Basic earnings attributable to CDK per share	$0.58	$0.51
Diluted earnings attributable to CDK per share	$0.57	$0.51

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended
	September 30,
	2017	2016
Stock-based awards	0.4	0.3

Note 7. Goodwill and Intangible Assets, Net
Changes in goodwill for the three months ended September 30, 2017 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2017	$604.6	$214.3	$362.3	$1,181.2
Currency translation adjustments	1.0	—	9.6	10.6
Balance as of September 30, 2017	$605.6	$214.3	$371.9	$1,191.8

Components of intangible assets, net were as follows:

	September 30, 2017			June 30, 2017
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Customer lists	$176.5	$(133.7)	$42.8	$175.5	$(130.0)	$45.5
Software	173.5	(114.5)	59.0	163.7	(109.4)	54.3
Trademarks	25.0	(24.3)	0.7	25.0	(24.1)	0.9
Other intangibles	6.7	(3.4)	3.3	6.4	(3.1)	3.3
	$381.7	$(275.9)	$105.8	$370.6	$(266.6)	$104.0

Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 5 years (7 years for customer lists, 3 years for software and software licenses, and 2 years for trademarks). Amortization of intangible assets was $8.0 million and $7.7 million for the three months ended September 30, 2017 and 2016, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of September 30, 2017 were as follows:

Amount
Nine months ending June 30, 2018	$23.4
Twelve months ending June 30, 2019	24.8
Twelve months ending June 30, 2020	20.0
Twelve months ending June 30, 2021	15.1
Twelve months ending June 30, 2022	9.3
Twelve months ending June 30, 2023	4.9
Thereafter	8.3
$105.8

Note 8. Debt
Debt was comprised of the following:

	September 30, 2017	June 30, 2017
Revolving credit facility	$—	$—
2019 term loan facility	212.5	215.6
2020 term loan facility	228.1	231.3
2021 term loan facility	385.0	390.0
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
Capital lease obligations	1.3	1.5
Unamortized debt financing costs	(16.3)	(16.7)
Total debt and capital lease obligations	2,160.6	2,171.7
Current maturities of long-term debt and capital lease obligations	46.2	46.5
Total long-term debt and capital lease obligations	$2,114.4	$2,125.2

Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of September 30, 2017 and June 30, 2017. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
The revolving credit facility is unsecured and loans thereunder bear interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.125% to 2.000% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of JPMorgan Chase Bank, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.750% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.125% to 1.000% per annum based on the Ratings. The unused portion of the revolving credit facility is subject to commitment fees ranging from 0.125% to 0.350% per annum based on the Ratings.
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
The 2019 and 2020 term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on both the 2019 and 2020 term loan facilities was 2.99% as of September 30, 2017 and 2.98% as of June 30, 2017.
The 2021 term loan bears interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.250% to 2.500% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of Bank of America, (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.750% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.250% to 1.500% per annum based on the Ratings. The interest rate per annum on the 2021 term loan facility was 2.99% as of September 30, 2017 and 2.98% as of June 30, 2017.
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
In November 2016, Moody's and S&P lowered their credit ratings on the senior notes to Ba1 (Stable Outlook) from Baa3 (Negative Outlook) and to BB+ (Stable Outlook) from BBB- (Negative Outlook), respectively. The downgrades triggered interest rate adjustments for the 2019 and 2024 notes. Interest rates for the 2019 and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016.
Capital Lease Obligations
The Company has lease agreements for equipment, which are classified as capital lease obligations. The Company recognized the capital lease obligations and related leased equipment assets based on the present value of the minimum lease payments at lease inception.
Unamortized Debt Financing Costs
As of September 30, 2017 and June 30, 2017, gross debt issuance costs related to debt instruments were $22.1 million and $21.7 million, respectively. Accumulated amortization was $5.8 million and $5.0 million as of September 30, 2017 and June 30, 2017, respectively. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated and combined statement of operations.
The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of September 30, 2017 were as follows:

Amount
Twelve months ending September 30, 2018	$46.2
Twelve months ending September 30, 2019	232.6
Twelve months ending September 30, 2020	282.5
Twelve months ending September 30, 2021	210.6
Twelve months ending September 30, 2022	305.0
Thereafter	1,100.0
Total debt and capital lease obligations	2,176.9
Unamortized debt financing costs	(16.3)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$2,160.6

Note 9. Stock-Based Compensation
Incentive Equity Awards Granted by the Company
The 2014 Omnibus Award Plan ("2014 Plan") provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, and advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. The Company reissues treasury stock to satisfy issuances of common stock upon option exercise, equity vesting, or grants of time-based restricted stock.

On September 30, 2014, Automatic Data Processing, Inc. (“ADP”) distributed 100% of the common stock of the Company to the holders of record of Automatic Data Processing, Inc. (“ADP”) common stock as of September 24, 2014 (the "spin-off"). Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan.
The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation primarily consisted of the following for the three months ended September 30, 2017 and 2016:
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
Time-based restricted stock cannot be transferred during the vesting period. Compensation expense related to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Employees are eligible to receive cash dividends on the CDK shares awarded under the time-based restricted stock program during the restricted period.
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

The following table represents stock-based compensation expense and the related income tax benefits for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended
	September 30,
	2017	2016
Cost of revenues	$1.1	$1.3
Selling, general and administrative expenses	7.0	8.5
Total pre-tax stock-based compensation expense	$8.1	$9.8

Income tax benefit	$2.8	$3.3

Stock-based compensation expense for the three months ended September 30, 2017 consisted of $6.8 million of expense related to equity classified awards and $1.3 million of expense related to liability classified awards. Stock-based compensation expense includes additional expense based on management's assessment that it is probable CDK's performance metrics for fiscal year ending June 30, 2018 ("fiscal 2018") associated with performance-based restricted stock units will exceed target.
As of September 30, 2017, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $2.7 million, $34.1 million, and $18.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years, 1.8 years, and 1.6 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2017 to September 30, 2017 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2017	1,310	$39.70
Options granted	25	62.03
Options exercised	(94)	27.60
Options canceled	(38)	52.63
Options outstanding as of September 30, 2017	1,203	$40.70
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2017	497	214
Restricted shares/units granted	169	47
Restricted shares/units vested	(176)	(46)
Restricted shares/units forfeited	(18)	(4)
Non-vested restricted units/shares as of September 30, 2017	472	211

Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2017	742
Restricted units granted	29
Dividend equivalents	2
Restricted units vested	(4)
Restricted units forfeited	(39)
Non-vested restricted units as of September 30, 2017	730

The following table presents the assumptions used in the binomial model to determine the fair value of stock options granted during the three months ended September 30, 2017:

Risk-free interest rate	2.0%
Dividend yield	0.9%
Weighted-average volatility factor	24.5%
Weighted-average expected life (in years)	6.3
Weighted-average fair value (in dollars)	$15.65

Note 10. Income Taxes
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
The Company recognized receivables from ADP of $1.8 million and $1.0 million as of September 30, 2017 and June 30, 2017, respectively, and payables to ADP of $1.3 million and $1.2 million as of September 30, 2017 and June 30, 2017, respectively, under the tax matters agreement. In accordance with the tax matters agreement, the Company recognized a net gain of $0.8 million in the three months ended September 30, 2017 in other income, net in the consolidated statement of operations associated with an indemnification receivable from ADP for pre spin-off tax periods.
Valuation Allowance
The Company had valuation allowances of $31.5 million and $35.1 million as of September 30, 2017 and June 30, 2017, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During the three months ended September 30, 2017, the valuation allowance balance was decreased by $3.6 million primarily due to the expiration of loss carryforwards.
Unrecognized Income Tax Benefits
As of September 30, 2017 and June 30, 2017, the Company had unrecognized income tax benefits of $6.7 million and $6.4 million, respectively, of which $5.1 million and $4.8 million, respectively, would impact the effective tax rate if recognized. During the three months ended September 30, 2017, the Company increased its unrecognized income tax benefits related to current tax positions by $0.3 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2017 and 2016 was 30.6% and 29.2%, respectively. The effective tax rate for the three months ended September 30, 2017 and 2016 were favorably impacted by $3.4 million and $5.7 million of excess tax benefits, respectively.

Note 11. Commitments and Contingencies
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
Competition Matters
The Company is involved in three lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds and Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective DMSs. The Company has also received from the Federal Trade Commission ("FTC") a Civil Investigative Demand consisting of a request to produce documents relating to any agreement between the Company and Reynolds and Reynolds.
On February 3, 2017, Motor Vehicle Software Corporation (“MVSC”) filed an antitrust suit against the Company, Reynolds and Reynolds, and CVR, in the U.S. District Court for the Central District of California, seeking treble damages and injunctive relief. On May 1, 2017, MVSC filed an amended complaint in connection with the case. On June 15, 2017, the defendants filed motions to dismiss the complaint. Plaintiff’s opposition to those motions was submitted to the court on July 31, 2017, and defendants’ replies were due on August 21, 2017. On October 2, 2017 the court ruled on the motions. In its order, the court dismissed several claims with leave to amend, and allowed the remainder to go forward.
On May 1, 2017, Authenticom, Inc. ("Authenticom") filed an antitrust suit against the Company's operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the Western District of Wisconsin, seeking treble damages and injunctive relief. Authenticom moved for a preliminary injunction on May 18, 2017, which the court granted on July 14, 2017, subject to Authenticom’s posting of a $1 million bond. The form of that injunction was handed down by the court on July 28, 2017, and defendants filed notices of appeal on the same day. On August 8, 2017, the U.S. Court of Appeals for the Seventh Circuit granted defendants' motion to stay the injunction pending appeal. Defendants' appellate brief was submitted on August 22, 2017, Authenticom's response on September 5, 2017, and defendants' reply September 12, 2017. Oral argument on that appeal was heard by the Court of Appeals on September 19, 2017. On July 21, 2017, the defendants filed motions to dismiss the complaint in the district court. Plaintiff's opposition was submitted September 8, 2017, and defendants' reply on October 6, 2017.
On October 19, 2017, Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram filed a putative class-action antitrust suit against the Company’s operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the District of New Jersey, seeking certification as a class action, treble damages, and injunctive and declaratory relief.
The Company believes that these cases are without merit and intends to continue to contest the claims in these cases vigorously. Accordingly, legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
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
Other Contingencies

The Company has provided approximately $28.1 million of guarantees as of September 30, 2017 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.

The Company had a total of $4.6 million in letters of credit outstanding as of September 30, 2017 primarily in connection with insurance programs and our foreign subsidiaries.
Note 12. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' (deficit) equity. The Company's other comprehensive income (loss) for the three months ended September 30, 2017 and 2016 and AOCI balances as of September 30, 2017 and June 30, 2017 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $14.2 million and $(4.1) million for the three months ended September 30, 2017 and 2016, respectively. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $22.2 million and $8.0 million as of September 30, 2017 and June 30, 2017, respectively.
Note 13. Share Repurchases
In January 2017, the Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock as part of a return of capital plan. Under the authorization, the Company may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased is determined at management's discretion and depends on a number of factors, including the market price of the shares, general market and economic conditions, and other potential uses for free cash flow including, but not limited to, potential acquisitions.
In May 2017, the Company entered into an accelerated share repurchase agreement ("May 2017 ASR") to purchase $350.0 million of the Company's common stock. Under the terms of the May 2017 ASR, the Company made a $350.0 million payment in May 2017 and received initial delivery of approximately 4.5 million of the Company's common stock. In September 2017, the Company received an additional 1.1 million shares of common stock in final settlement of the May 2017 ASR, for a total of 5.6 million shares. The value reflected in treasury stock upon completion of the May 2017 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is less than the $350.0 million cash paid by $3.1 million. Additionally, the Company made open market repurchases of approximately 0.2 million shares of the Company's common stock during the three months ended September 30, 2017 for a total cost of $14.6 million.
Note 14. Financial Data by Segment
The Company is organized into two main operating groups. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International.
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
Revenue by segment was as follows:

	Revenues
	Three Months Ended
	September 30,
	2017	2016
CDK North America:
Retail Solutions North America	$401.6	$395.4
Advertising North America	79.8	77.5
CDK International	84.3	77.8
Total	$565.7	$550.7

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

	Revenues
	Three Months Ended
	September 30,
	2017	2016
CDK North America:
Retail Solutions North America:
Subscription revenue	$326.6	$316.3
Transaction revenue	43.7	46.9
Other revenue	31.3	32.2
Total Retail Solutions North America	$401.6	$395.4
Advertising North America revenue	79.8	77.5
CDK International revenue	84.3	77.8
Total	$565.7	$550.7
Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2017	2016
CDK North America:
Retail Solutions North America	$156.2	$145.5
Advertising North America	10.6	11.5
CDK International	21.4	16.9
Other	(68.4)	(62.0)
Total	$119.8	$111.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," or the "Company") may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including: the Company's business outlook, forecasted GAAP and adjusted results for the Company's fiscal year ending June 30, 2018 ("fiscal 2018"), and targeted adjusted EBITDA exit margin for the Company's fiscal year ending June 30, 2019 ("fiscal 2019"); statements concerning the Company's payment of dividends and the repurchase of shares, leverage targets and the funding of such dividends and repurchases; the Company's objectives for its multi-year business transformation plan; other plans; objectives; forecasts; goals; beliefs; business strategies; future events; business conditions; results of operations; financial position business outlook trends; and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

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

•	auto sales and advertising and related industry changes;

•	competitive conditions;

•	changes in regulation;

•	changes in technology, security breaches, interruptions, failures, and other errors involving our systems;

•	availability of skilled technical employees/labor/personnel;

•	the impact of new acquisitions and divestitures;

•	employment and wage levels;

•	availability of capital for the payment of debt service obligations or dividends or the repurchase of shares;

•	Any changes to our credit rating and the impact of such changes on our financing costs, rates, terms, debt service obligations, and access to capital market and working capital needs;

•	the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates;

•	litigation involving contract, intellectual property, competition, shareholder, and other matters, and governmental investigations;

•	our ability to timely and effectively implement our business transformation plan; and

•	the ability of our significant stockholders and their affiliates to significantly influence our decisions, or cause us to incur significant costs.
There may be other factors that may cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described elsewhere in this document under "Risk Factors" under "

Item 1A. Risk Factors" of our Annual Report on Form 10-K (the "Form 10-K") and in this Quarterly Report on Form 10-Q under "Item 1. Risk Factors," for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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
The Company is organized into two main operating groups. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America and Advertising North America. The second operating group, which is also a reportable segment, is CDK International. A brief description of each of these three segments' operations is provided below.
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
Business Transformation Plan
During fiscal 2015, we initiated a three-year business transformation plan designed to increase operating efficiency and improve the cost structure of our global operations. As we execute the business transformation plan, we continually monitor, evaluate and refine its structure, including its design, goals, term, and our estimate and allocation of total restructuring expenses. As part of this ongoing review process, we have extended the business transformation plan by one year through fiscal 2019, and updated our target of additional consolidated adjusted EBITDA generated to more than $300 million over four years with a targeted adjusted EBITDA exit margin of 40% or above for fiscal 2019. We estimate the cost to execute the plan through fiscal 2019 to be approximately $250 million comprised of approximately $70 million of restructuring expense and approximately $180 million of other expenses to implement the business transformation plan.

The following table describes the key workstreams through which we monitor and evaluate our performance under the business transformation plan.

Workstream	Description
MoveUp!	Migrate customers to latest software versions; engineer to reduce customizations
Streamline implementation	Streamline installation and training process through improved technology, process, tools, and workflow
Enhance customer service	Decrease resolution times through optimized case management and technology-enabled, intelligent, user-driven support
Optimize sales and product offering	Standardize pricing; optimize discount management; reduce product complexity; adjust sales structure
Simplify quote to cash	Reduce business complexity through integrated go-to-market model that leverages an automated contracting process, SKU rationalization, and streamlined invoicing
Workforce efficiency and footprint	Increase efficiency through fewer layers and larger spans of control, geographic wage arbitrage, and reduced facility footprint
Strategic sourcing	Disciplined vendor management and vendor consolidation
CDK International	Comprehensive optimization across back office, R&D, implementation, and support
Other
Restructuring expenses associated with the business transformation plan includes employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $6.5 million and $1.1 million of restructuring expenses for the three months ended September 30, 2017 and 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $47.5 million. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2017 and June 30, 2016. The following table summarizes the activity for the restructuring accrual for the three months ended September 30, 2017:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2017	$6.4	$2.4	$8.8
Charges	5.7	1.1	6.8
Cash payments	(5.1)	(0.5)	(5.6)
Adjustments	(0.2)	(0.1)	(0.3)
Balance as of September 30, 2017	$6.8	$2.9	$9.7
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated statements of operations. We recognized other business transformation expense of $15.8 million, which includes $0.6 million of stock-based compensation expense and $0.1 million of accelerated depreciation, and $20.6 million, which includes $0.8 million of accelerated depreciation, for the three months ended September 30, 2017 and 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $138.0 million.
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
Key Performance Measures
We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business, and making operating and strategic decisions:
Dealer Management System Customer Sites. We track the number of retail customer sites with an active DMS that sell vehicles in automotive and adjacent markets as an indicator of our opportunity set for generating subscription revenue. We consider a DMS to be active if we have billed a subscription fee for that solution during the most recently ended calendar month. Adjacent markets include heavy truck dealerships that provide vehicles to the over-the-road trucking industry, recreation dealerships in the motorcycle, marine, and recreational vehicle industries, and heavy equipment dealerships in the agriculture and construction equipment industries.
Average Revenue Per DMS Customer Site. Average revenue per DMS customer site is an indicator of the adoption of our solutions by DMS customers, and we monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current customer base through upgrading and expanding solutions. We calculate average revenue per DMS customer site by dividing the revenue generated from our solutions, including revenue generated from websites, in an applicable period by the average number of DMS customer sites in the same period. The metric excludes subscription revenue generated by customers not included in our DMS customer site count as well as subscription revenue related to certain installation and training activities that is deferred then recognized as revenue over the life of the contract. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per DMS customer site, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.

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
Advertising. For the ANA segment, we track the amount of advertising revenue generated from automotive manufacturers and retailers on either a national or regional scale as a measure of our effectiveness in delivering advertising services to the market.
Results of Operations
The following is a discussion of the results of our consolidated operations for the three months ended September 30, 2017 and 2016. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues	$565.7	$550.7	$15.0	3%
Cost of revenues	307.7	315.1	(7.4)	(2)%
Selling, general, and administrative costs	113.7	113.7	—	—%
Restructuring expenses	6.5	1.1	5.4	n/m
Total expenses	427.9	429.9	(2.0)	—%
Operating earnings	137.8	120.8	17.0	14%
Interest expense	(23.3)	(10.7)	(12.6)	118%
Other income, net	5.3	1.8	3.5	n/m
Earnings before income taxes	119.8	111.9	7.9	7%
Margin %	21.2%	20.3%
Provision for income taxes	(36.7)	(32.7)	(4.0)	12%
Effective tax rate	30.6%	29.2%
Net earnings	83.1	79.2	3.9	5%
Less: net earnings attributable to noncontrolling interest	1.8	2.3	(0.5)	(22)%
Net earnings attributable to CDK	$81.3	$76.9	$4.4	6%
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues. Revenues for the three months ended September 30, 2017 increased $15.0 million as compared to the three months ended September 30, 2016. The CDKI segment contributed $6.5 million, the RSNA segment contributed $6.2 million and the ANA segment contributed $2.3 million of revenue growth. See the discussion below for drivers of each segment's revenue growth. The impact of foreign exchange rates on revenues was an increase of $3.0 million. The foreign exchange rate impact was primarily due to the strength of the Euro and Canadian dollar against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2017 decreased by $7.4 million as compared to the three months ended September 30, 2016. The constant currency impact of foreign exchange rates on cost of revenues was an increase of $1.3 million. Cost of revenues was favorably impacted by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $38.0 million and $38.7 million for the three months ended September 30, 2017 and 2016, respectively, representing 6.7% and 7.0% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2017 was flat as compared to the three months ended September 30, 2016. Selling, general and administrative expenses increased due to costs to implement the new revenue recognition standard, higher sales commissions and the constant currency impact of foreign exchange rates of $0.6 million offset by lower expenses as a result of lower labor-

related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix.
Restructuring Expenses. Restructuring expenses for the three months ended September 30, 2017 increased by $5.4 million as compared to the three months ended September 30, 2016 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the three months ended September 30, 2017 increased by $12.6 million as compared to the three months ended September 30, 2016 due to borrowings under our 2027 notes in May 2017, the 2021 term loan, and an increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment.
Other Income, net. Other income, net for the three months ended September 30, 2017 increased by $3.5 million as compared to the three months ended September 30, 2016 due primarily to higher interest income and a gain in fiscal 2018 associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2017 and 2016 was 30.6% and 29.2%, respectively. The effective tax rate for the three months ended September 30, 2017 and 2016 were favorably impacted by $3.4 million and $5.7 million of excess tax benefits, respectively.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended September 30, 2017 increased $4.4 million as compared to the three months ended September 30, 2016. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
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
Effective July 1, 2017, we are incorporating additional adjustments within our calculations of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted net earnings attributable to CDK per share, adjusted EBITDA, and adjusted EBITDA margin where management has deemed it appropriate to better reflect our underlying operations. For fiscal 2018, management modified the fiscal 2017 adjustments for (i) business transformation expenses and (ii) officer transition expense to remove stock-based compensation expense and will exclude total stock-based compensation expense and certain legal and regulatory expenses related to the competition matter from adjusted earnings before income taxes. There was no stock-based compensation expense included in business transformation expenses for the three months ended September 30, 2016.
The fiscal 2019 business transformation plan targets represent financial objectives distinct from forecasts of performance. Therefore, we have not provided a reconciliation of our fiscal 2019 adjusted EBITDA margin exit targets to the most directly comparable GAAP measure of net earnings attributable to CDK, because projecting potential adjustments to GAAP results for the fiscal 2019 target is not practical and could be misleading to users of this financial information. The EBITDA reconciliation disclosed below is indicative of the reconciliations that will be prepared for the same fiscal 2019 adjusted measures in the future.
Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues	$565.7	$550.7	$15.0	3%
Impact of exchange rates	(3.0)	—	(3.0)
Constant currency revenues	$562.7	$550.7	$12.0	2%

Earnings before income taxes	$119.8	$111.9	$7.9	7%
Margin %	21.2%	20.3%
Restructuring expenses (1)	6.5	1.1	5.4
Other business transformation expenses (1)	15.2	20.6	(5.4)
Total stock-based compensation (2)	8.1	9.8	(1.7)
Acquisition and integration-related costs (3)	0.6	—	0.6
Legal and regulatory expenses related to competition matters (4)	0.9	—	0.9
Tax matters indemnification gain (5)	(0.8)	—	(0.8)
Adjusted earnings before income taxes	$150.3	$143.4	$6.9	5%
Adjusted margin %	26.6%	26.0%
Impact of exchange rates	(1.6)	—	(1.6)
Constant currency adjusted earnings before income taxes	$148.7	$143.4	$5.3	4%

Provision for income taxes	$36.7	$32.7	$4.0	12%
Effective tax rate	30.6%	29.2%
Income tax effect of pre-tax adjustments (6)	11.4	11.5	(0.1)
Excess tax benefit from stock-based compensation(7)	3.5	5.7	(2.2)
Adjusted provision for income taxes	$51.6	$49.9	$1.7	3%
Adjusted effective tax rate	34.3%	34.8%

Net earnings attributable to CDK	$81.3	$76.9	$4.4	6%
Restructuring expenses (8)	6.4	1.1	5.3
Other business transformation expenses (1)	15.2	20.6	(5.4)
Total stock-based compensation (2)	8.1	9.8	(1.7)
Acquisition and integration-related costs (3)	0.6	—	0.6
Legal and regulatory expenses related to competition matters (4)	0.9	—	0.9
Tax matters indemnification gain (5)	(0.8)	—	(0.8)
Income tax effect of pre-tax adjustments (6)	(11.4)	(11.5)	0.1
Excess tax benefit from stock-based compensation(7)	(3.5)	(5.7)	2.2
Adjusted net earnings attributable to CDK	$96.8	$91.2	$5.6	6%

Diluted earnings attributable to CDK per share	$0.57	$0.51	$0.06	12%
Restructuring expenses (8)	0.04	0.01
Other business transformation expenses (1)	0.11	0.14
Total stock-based compensation (2)	0.06	0.06
Acquisition and integration-related costs (3)	—	—
Legal and regulatory expenses related to competition matters (4)	0.01	—
Tax matters indemnification gain (5)	(0.01)	—
Income tax effect of pre-tax adjustments (6)	(0.08)	(0.08)
Excess tax benefit from stock-based compensation(7)	(0.02)	(0.04)
Adjusted diluted earnings attributable to CDK per share	$0.68	$0.60	$0.08	13%

Weighted-average common shares outstanding:
Diluted	141.4	151.7
(1) Restructuring expense recognized in connection with our business transformation plan for the three months ended September 30, 2017 and 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three months ended September 30, 2017 and 2016.
(2) Total stock-based compensation expense recognized for the periods presented were included within cost of revenues and selling, general and administrative expenses.
(3) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with our pending acquisitions were included within selling, general and administrative expenses.
(4) Legal and regulatory expenses related to competition matters recognized for the periods presented were included within selling, general and administrative expenses.
(5) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(6) Income tax effect of pre-tax adjustments calculated at applicable statutory rates for each adjustment for fiscal 2018 and 2017.
(7) Excess tax benefit from stock-based compensation for the periods presented.
(8) The portion of expense related to noncontrolling interest of $0.1 million has been removed from restructuring expenses for the three months ended September 30, 2017.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended September 30, 2017 increased $6.9 million as compared to the three months ended September 30, 2016. Adjusted margin increased from 26.0% to 26.6%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $1.6 million. Adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments. The favorable effects of these items were partially offset by increased interest expense, cost to implement the new revenue recognition standard, and higher sales commissions.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended September 30, 2017 was 34.3% as compared to 34.8% for the three months ended September 30, 2016.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended September 30, 2017 increased $5.6 million as compared to the three months ended September 30, 2016. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Net earnings attributable to CDK	$81.3	$76.9	$4.4	6%
Margin %	14.4%	14.0%
Net earnings attributable to noncontrolling interest (1)	1.8	2.3	(0.5)
Provision for income taxes (2)	36.7	32.7	4.0
Interest expense (3)	23.3	10.7	12.6
Depreciation and amortization (4)	19.5	17.1	2.4
Total stock-based compensation (5)	8.1	9.8	(1.7)
Restructuring expenses (6)	6.5	1.1	5.4
Other business transformation expenses (6)	15.1	19.8	(4.7)
Acquisition and integration-related costs (7)	0.6	—	0.6
Legal and regulatory expenses related to competition matters (8)	0.9	—	0.9
Tax matters indemnification gain (9)	(0.8)	—	(0.8)
Adjusted EBITDA	$193.0	$170.4	$22.6	13%
Adjusted margin %	34.1%	30.9%
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
(6) Restructuring expense recognized in connection with our business transformation plan for the three months ended September 30, 2017 and 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three months ended September 30, 2017 and 2016. Other business transformation expenses excluded $0.1 million of accelerated depreciation expense for the three months ended September 30, 2017 and $0.8 million of accelerated depreciation for the three months ended September 30, 2016, respectively.
(7) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with our pending acquisitions were included within selling, general and administrative expenses.
(8) Legal and regulatory expenses related to competition matters recognized for the periods presented were included within selling, general and administrative expenses.

(9) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2017 increased $22.6 million as compared the three months ended September 30, 2016. Adjusted margin increased from 30.9% to 34.1%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix and the impact of foreign exchange rates. The favorable effects of these items were partially offset by costs to implement the new revenue recognition standard and higher sales commissions.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three months ended September 30, 2017 and 2016. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Retail Solutions North America Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the RSNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues	$401.6	$395.4	$6.2	2%
Impact of exchange rates	(1.0)	—	(1.0)
Constant currency revenues	$400.6	$395.4	$5.2	1%

Earnings before income taxes	$156.2	$145.5	$10.7	7%
Margin %	38.9%	36.8%
Acquisition and integration-related costs	0.6	—	0.6
Legal and regulatory expenses related to competition matters	0.9	—	0.9
Adjusted earnings before income taxes	157.7	145.5	12.2	8%
Adjusted Margin %	39.3%	36.8%
Impact of exchange rates	(0.5)	—	(0.5)
Constant currency earnings before income taxes	$157.2	$145.5	$11.7	8%
The table below presents revenue by type for the RSNA segment or the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Subscription revenue	$326.6	$316.3	$10.3	3%
Transaction revenue	43.7	46.9	(3.2)	(7)%
Other revenue	31.3	32.2	(0.9)	(3)%
Total	$401.6	$395.4	$6.2	2%
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues. RSNA revenues increased by $6.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Subscription revenues grew due to an increase in average revenue per DMS customer site of 4%, primarily due to pricing, despite a decrease in DMS customer site count from 14,612 sites as of September 30, 2016 to 14,543 sites as of September 30, 2017. In addition, we experienced an increase in the number of websites. Subscription revenues contributed $10.3 million of revenue growth, or approximately 3% of overall growth, and includes a favorable currency impact of $0.9 million. Transaction revenues, generated from vehicle registrations and automotive equity mining, decreased $3.2 million. Other revenue decreased $0.9 million primarily due to lower hardware sales and includes a favorable currency impact of $0.1 million.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $10.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Margin increased from 36.8% to 38.9%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, which were slightly offset by higher sales commissions.
Advertising North America Segment
There were no non-GAAP adjustments to the ANA segment for the three months ended September 30, 2017 and 2016. The table below presents revenues and earnings before income taxes for the ANA segment.

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues	$79.8	$77.5	$2.3	3%

Earnings before income taxes	$10.6	$11.5	$(0.9)	(8)%
Margin %	13.3%	14.8%
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues. ANA revenues increased by $2.3 million to $79.8 million for the three months ended September 30, 2017 as compared to $77.5 million for the three months ended September 30, 2016. The overall increase was due to an increase in local marketing association internet advertising placements and new dealer spend offset by a reduction in certain OEM funded advertising placements.
Earnings before Income Taxes. ANA earnings before income taxes decreased by $0.9 million to $10.6 million for the three months ended September 30, 2017 as compared to $11.5 million for the three months ended September 30, 2016. Margin decreased from 14.8% to 13.3%. ANA margin decline was primarily due to a shift in revenue mix.

CDK International Segment
There were no non-GAAP adjustments to the CDKI segment for the three months ended September 30, 2017 and 2016. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency earnings before income taxes for the CDKI segment.

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues	$84.3	$77.8	$6.5	8%
Impact of exchange rates	(2.0)	—	(2.0)
Constant currency revenues	$82.3	$77.8	$4.5	6%

Earnings before income taxes	$21.4	$16.9	$4.5	27%
Margin %	25.4%	21.7%
Impact of exchange rates	(0.7)	—	(0.7)
Constant currency earnings before income taxes	$20.7	$16.9	$3.8	22%
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues. CDKI revenues increased by $6.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. CDKI revenues were impacted by the strength of the Euro against the U.S. dollar, which contributed to an increase of $2.0 million, or 2 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site and an increase in DMS customer site count.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $4.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Margin increased from 21.7% to 25.4%. International earnings before income taxes were favorably impacted by increased average revenue per customer site and operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Loss before income taxes	$(68.4)	$(62.0)	$(6.4)	(10)%
Restructuring expenses	6.5	1.1	5.4
Other business transformation expenses	15.2	20.6	(5.4)
Total stock-based compensation	8.1	9.8	(1.7)
Tax matters indemnification gain	(0.8)	—	(0.8)
Adjusted loss before income taxes	$(39.4)	$(30.5)	$(8.9)	(29)%
Impact of exchange rates	(0.4)	—	(0.4)
Constant currency adjusted loss before income taxes	$(39.8)	$(30.5)	$(9.3)	(30)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Loss before Income Taxes. The Other loss before income taxes increased by $6.4 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The Other loss before income taxes was unfavorably impacted by increased interest expense due to borrowings under our 2027 notes in May 2017, the impact of the 2021 term loan, and an increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment. In addition, loss before income taxes increased due to costs to implement the new revenue recognition standard partially offset by the favorable impact of higher interest income and a gain in fiscal 2018 associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
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
As of September 30, 2017, cash and cash equivalents were $788.6 million, total CDK stockholders' deficit was $11.7 million, and total debt was $2,160.6 million, which is net of unamortized financing costs of $16.3 million. Working capital at September 30, 2017 was $815.1 million, as compared to $772.7 million as of June 30, 2017. Working capital as presented herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principals of $250.0 million, a term loan facility with initial principal of $400.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, and 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of September 30, 2017.
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
Of the $788.6 million of cash and cash equivalents held as of September 30, 2017, $315.1 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, net of foreign tax credits. The foreign earnings are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S. business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.
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

Return of Capital Plan
Stock Repurchase Program
In January 2017, the Board of Directors authorized the Company to repurchase up to $2.0 billion of our common stock as part of return of capital plan whereby we expect to return approximately $750.0 million to $1.0 billion per year through 2019 via a combination of dividends and share repurchases. As with the prior authorization, this authorization allows for purchases of our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The return of capital plan is expected to be funded through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the period. The actual timing, number, and price of any shares to be repurchased is determined at management's discretion and depends on a number of factors, which include the market price of the shares, general market and economic conditions, the availability and cost of additional indebtedness, and other potential uses for free cash flow including, but not limited to, potential acquisitions.
Dividends to Common Stockholders
The Board of Directors most recently declared a quarterly cash dividend of $0.140 per share payable on September 29, 2017 to shareholders of record at the close of business on September 11, 2017. We paid dividends of $19.7 million during the three months ended September 30, 2017, and $20.2 million during the three months ended September 30, 2016, respectively.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the three months ended September 30, 2017 and 2016, are summarized as follows:

	Three Months Ended
	September 30,
	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$127.8	$86.8	$41.0
Investing activities	(19.1)	(16.9)	(2.2)
Financing activities	(53.1)	(43.8)	(9.3)
Effect of exchange rate changes on cash and cash equivalents	6.9	0.4	6.5
Net change in cash and cash equivalents	$62.5	$26.5	$36.0
Net cash flows provided by operating activities were $127.8 million for the three months ended September 30, 2017 as compared to $86.8 million for the three months ended September 30, 2016. This $41.0 million increase was due to an improvement of $41.0 million in net working capital components, which was due primarily due to timing of cash payments made to our vendors, timing of cash payments made to tax authorities and cash received from our customers in the normal course of business.
Net cash flows used in investing activities were $19.1 million for the three months ended September 30, 2017 as compared to net cash flows used in investing activities of $16.9 million for the three months ended September 30, 2016. This $2.2 million increase in cash used in investing activities was primarily due to an increase in capitalized software partially offset by a decrease in capital expenditures during the three months ended September 30, 2017.
Net cash flows used in financing activities were $53.1 million for the three months ended September 30, 2017 as compared to $43.8 million for the three months ended September 30, 2016. This $9.3 million increase in cash used in financing activities was primarily due to the repurchase of common stock of $14.6 million in fiscal 2017. Additionally, there was an increase in repayments of debt related to the term loans. Partially offsetting the increase was a decrease in cash used for acquisition related payments and dividend payments to noncontrolling owners.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of September 30, 2017, our revolving credit facility was undrawn. The interest rate per annum on the two $250.0 million term loan facilities was 2.99% and on the $400.0 million term loan facility was 2.99% as of September 30, 2017. A hypothetical increase in this interest rate of 30 basis points would have resulted in an immaterial impact on earnings before income taxes for the three months ended September 30, 2017.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of September 30, 2017, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $3.1 million for the three months ended September 30, 2017.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
Refer to Note 3, "New Accounting Pronouncements" to our condensed consolidated financial statements under Item 1 of Part 1 of this Quarterly Report on Form 10-Q for financial information regarding recently issued and adopted accounting pronouncements including the effects on our results of operations, financial condition, and cash flows.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Competition Matters
We are involved in three lawsuits that set forth allegations of anti-competitive agreements between ourselves and Reynolds and Reynolds relating to the manner in which we control access to, and allow integration with, our DMSs. We have also received from the FTC a Civil Investigative Demand consisting of a request to produce documents relating to any agreement between ourselves and Reynolds and Reynolds.
On February 3, 2017, Motor Vehicle Software Corporation (“MVSC”) filed an antitrust suit against CDK, Reynolds and Reynolds Company, and CVR, in the U.S. District Court for the Central District of California, seeking treble damages and injunctive relief. On May 1, 2017, MVSC filed an amended complaint in connection with the case. On June 15, 2017, the defendants filed motions to dismiss the complaint. Plaintiff’s opposition to those motions was submitted to the court on July 31, 2017, and defendants’ replies were due on August 21, 2017. On October 2, 2017 the court ruled on the motions. In its order, the court dismissed several claims with leave to amend, and allowed the remainder to go forward.
On May 1, 2017, Authenticom, Inc. ("Authenticom") filed an antitrust suit against our operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the Western District of Wisconsin, seeking treble damages and injunctive relief. Authenticom moved for a preliminary injunction on May 18, 2017, which the court granted on July 14, 2017, subject to Authenticom’s posting of a $1 million bond. The form of that injunction was handed down by the court on July 28, 2017, and defendants filed notices of appeal on the same day. On August 8, 2017, the U.S. Court of Appeals for the Seventh Circuit granted defendants' motion to stay the injunction pending appeal. Defendants' appellate brief was submitted on August 22, 2017, Authenticom's response on September 5, 2017, and defendants' reply September 12, 2017. Oral argument on that appeal was heard by the Court of Appeals on September 19, 2017. On July 21, 2017, the defendants filed motions to dismiss the complaint in the district court. Plaintiff's opposition was submitted September 8, 2017, and defendants' reply on October 6, 2017.
On October 19, 2017, Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram filed a putative class-action antitrust suit against our operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the District of New Jersey, seeking certification as a class action, treble damages, and injunctive and declaratory relief.
We believe that these cases are without merit and we intend to continue to contest the claims in these cases vigorously. Accordingly, legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on our business, results of operations, financial condition, or liquidity.
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
During the three months ended September 30, 2017, we generated 19% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom's ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
July 1 - 31, 2017	70,649	$62.03	—	$1,720,000,000
August 1 - 31, 2017	4,471	$62.31	—	$1,720,000,000
September 1 - 30, 2017 (3)	1,365,202	$62.39	1,308,686	$1,635,433,349
Total	1,440,322	$62.38	1,308,686
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
(3) In September 2017, we received approximately 1.1 million shares upon final settlement of the accelerated share repurchase agreement we entered into in May 2017 to purchase $350.0 million of our common stock. The Company made open market repurchases of 0.2 million shares of the Company's common stock during the three months ended September 30, 2017 for a total cost of approximately $14.6 million.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Third Amended and Restated Change in Control Severance Plan	10-K	1-36486	10.11	8/8/2017
10.2	Amended and Restated Corporate Officer Severance Plan	8-K	1-36486	10.1	9/7/2017
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Joseph A. Tautges pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Joseph A. Tautges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	October 31, 2017	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	October 31, 2017	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)