Form 10-Q
period 2017-12-31
CDK Global, Inc.
filed 2018-01-30
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of January 26, 2018 was 134,558,474.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues	$561.7	$547.8	$1,127.4	$1,098.5

Expenses:
Cost of revenues	290.8	303.2	598.5	618.3
Selling, general and administrative expenses	122.2	110.9	235.9	224.6
Restructuring expenses	7.6	2.3	14.1	3.4
Total expenses	420.6	416.4	848.5	846.3
Operating earnings	141.1	131.4	278.9	252.2

Interest expense	(23.2)	(12.3)	(46.5)	(23.0)
Other income (expense), net	2.4	(0.2)	7.7	1.6

Earnings before income taxes	120.3	118.9	240.1	230.8

Provision for income taxes	(14.1)	(35.3)	(50.8)	(68.0)

Net earnings	106.2	83.6	189.3	162.8
Less: net earnings attributable to noncontrolling interest	2.2	0.9	4.0	3.2
Net earnings attributable to CDK	$104.0	$82.7	$185.3	$159.6

Net earnings attributable to CDK per common share:
Basic	$0.76	$0.56	$1.34	$1.07
Diluted	$0.75	$0.55	$1.33	$1.06

Weighted-average common shares outstanding:
Basic	136.9	148.7	138.5	149.5
Diluted	138.2	149.9	139.8	150.7

Dividends declared per common share	$0.150	$0.140	$0.290	$0.275

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net earnings	$106.2	$83.6	189.3	162.8
Other comprehensive income (loss):
Currency translation adjustments	9.9	(26.8)	24.1	(30.9)
Other comprehensive income (loss)	9.9	(26.8)	24.1	(30.9)
Comprehensive income	116.1	56.8	213.4	131.9
Less: comprehensive income attributable to noncontrolling interest	2.2	0.9	4.0	3.2
Comprehensive income attributable to CDK	$113.9	$55.9	$209.4	$128.7

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	December 31,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$443.6	$726.1
Accounts receivable, net of allowances of $7.6 and $6.3, respectively	407.3	372.1
Other current assets	195.3	180.6
Total current assets	1,046.2	1,278.8
Property, plant and equipment, net	140.8	135.0
Other assets	175.0	184.1
Goodwill	1,216.1	1,181.2
Intangible assets, net	111.9	104.0
Total assets	$2,690.0	$2,883.1

Liabilities and (Deficit) Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$45.9	$46.5
Accounts payable	17.7	38.9
Accrued expenses and other current liabilities	226.1	188.7
Accrued payroll and payroll-related expenses	64.4	106.2
Short-term deferred revenues	178.0	172.3
Total current liabilities	532.1	552.6
Long-term debt and capital lease obligations	2,103.9	2,125.2
Long-term deferred revenues	122.6	136.1
Deferred income taxes	54.6	65.9
Other liabilities	64.8	60.1
Total liabilities	2,878.0	2,939.9

(Deficit) Equity:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 134.6 and 140.0 shares, respectively	1.6	1.6
Additional paid-in-capital	671.7	608.6
Retained earnings	597.7	452.7
Treasury stock, at cost: 25.7 and 20.3 shares, respectively	(1,512.1)	(1,144.7)
Accumulated other comprehensive income	32.1	8.0
Total CDK stockholders' deficit	(209.0)	(73.8)
Noncontrolling interest	21.0	17.0
Total (deficit) equity	(188.0)	(56.8)
Total liabilities and (deficit) equity	$2,690.0	$2,883.1

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net earnings	$189.3	$162.8
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	39.0	34.4
Deferred income taxes	(12.1)	5.0
Stock-based compensation expense	21.0	20.5
Other	1.2	2.4
Changes in operating assets and liabilities, net of effect from acquisitions of businesses:
Increase in accounts receivable	(33.2)	(2.2)
Increase in other assets	(6.1)	(7.6)
Decrease in accounts payable	(21.0)	(11.3)
Decrease in accrued expenses and other liabilities	(26.1)	(30.6)
Net cash flows provided by operating activities	152.0	173.4

Cash Flows from Investing Activities:
Capital expenditures	(28.4)	(29.7)
Proceeds from sale of property, plant and equipment	—	0.5
Capitalized software	(17.7)	(10.0)
Acquisitions of businesses, net of cash acquired	(12.8)	—
Contributions to investments	—	(0.6)
Proceeds from investments	0.8	4.0
Net cash flows used in investing activities	(58.1)	(35.8)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	400.0
Repayments of long-term debt and capital lease obligations	(23.2)	(13.5)
Dividends paid to stockholders	(40.2)	(40.6)
Repurchases of common stock	(315.4)	(350.0)
Proceeds from exercises of stock options	3.8	5.1
Withholding tax payments for stock-based compensation awards	(9.6)	(10.5)
Dividend payments to noncontrolling owners	—	(3.0)
Payments of deferred financing costs	(0.4)	(2.0)
Acquisition-related payments	(1.9)	(6.2)
Net cash flows used in financing activities	(386.9)	(20.7)

Effect of exchange rate changes on cash and cash equivalents	10.5	(8.4)

Net change in cash and cash equivalents	(282.5)	108.5

Cash and cash equivalents, beginning of period	726.1	219.1

Cash and cash equivalents, end of period	$443.6	$327.6

	Six Months Ended
	December 31,
	2017	2016
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$70.4	$68.3
Interest	46.2	20.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of (Deficit) Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' (Deficit) Equity	Non-controlling Interest	Total (Deficit)Equity
	Shares Issued	Amount
Balance as of June 30, 2017	160.3	$1.6	$608.6	$452.7	$(1,144.7)	$8.0	$(73.8)	$17.0	$(56.8)
Net earnings	—	—	—	185.3	—	—	185.3	4.0	189.3
Foreign currency translation adjustments	—	—	—	—	—	24.1	24.1	—	24.1
Stock-based compensation expense and related dividend equivalents	—	—	16.9	(0.1)	—	—	16.8	—	16.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(20.7)	—	14.9	—	(5.8)	—	(5.8)
Dividends paid to stockholders	—	—	—	(40.2)	—	—	(40.2)	—	(40.2)
Repurchases of common stock	—	—	66.9	—	(382.3)	—	(315.4)	—	(315.4)
Balance as of December 31, 2017	160.3	$1.6	$671.7	$597.7	$(1,512.1)	$32.1	$(209.0)	$21.0	$(188.0)

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
B. Deferred Costs
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the condensed consolidated balance sheets were $93.5 million and $94.4 million as of December 31, 2017 and June 30, 2017, respectively. Long-term deferred costs classified within other assets on the condensed consolidated balance sheets were $105.0 million and $115.0 million as of December 31, 2017 and June 30, 2017, respectively.
C. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the condensed consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheet. Funds receivable was $29.5 million and $25.7 million, and funds held for clients was $7.2 million and $7.9 million as of December 31, 2017 and June 30, 2017, respectively. Client fund obligation was $36.7 million and $33.6 million as of December 31, 2017 and June 30, 2017, respectively.
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
Pursuant to this policy, the Company recognized expenses of $34.7 million and $36.1 million for the three months ended December 31, 2017 and 2016, respectively, and $72.7 million and $74.8 million for the six months ended December 31, 2017 and 2016. These expenses were classified within cost of revenues on the condensed consolidated statements of operations.
E. Fair Value of Financial Instruments
The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 8), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of December 31, 2017 was $1,382.4 million based on quoted market prices for the same or similar instruments and the carrying value was $1,350.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
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
Dashboard Dealership Enterprises
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises, providers of executive reporting solutions for auto dealers. The acquisition was made pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $21.3 million, which consists primarily of an initial cash price of $12.8 million, the fair value of the holdback provision of $1.9 million, and the fair value of contingent consideration of $6.6 million, which is payable upon achievement of certain milestones and metrics if achieved by December 31, 2018. As of December 31, 2017, the Company recorded $7.6 million of accrued expenses and other current liabilities and $0.9 million of other liabilities for the holdback and contingent consideration.
The estimated fair value of acquired intangibles assets and liabilities assumed, including deferred tax liabilities, was $3.9 million and $1.6 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired assets of $19.0 million was allocated to goodwill. The acquired assets and goodwill are included in the RSNA segment. The intangible assets will be amortized over a weighted-average useful life of approximately 8 years. The goodwill recognized from this acquisition reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development. The acquired goodwill is not deductible for tax purposes.
The fair values of intangible assets and the contingent consideration liability were based on preliminary valuation analysis. These estimates and assumptions are subject to change within the one-year measurement period if additional information, which existed as of the acquisition date, becomes known to the Company.
The pro forma effects of these acquisitions are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
For the three months ended and six months ended December 31, 2017, the Company incurred $3.1 million and $3.7 million of costs related to the acquisition and pending acquisition which are included in selling, general and administrative expenses.

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
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company recognized $7.6 million and $2.3 million of restructuring expenses for the three months ended December 31, 2017 and 2016, respectively, and $14.1 million and $3.4 million for the six months ended December 31, 2017 and 2016. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $55.1 million. Restructuring expenses are presented separately on the condensed consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2017 and June 30, 2017. The following table summarizes the activity for the restructuring accrual for the six months ended December 31, 2017:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2017	$6.4	$2.4	$8.8
Charges	13.4	1.4	14.8
Cash payments	(12.3)	(1.1)	(13.4)
Adjustments	(0.5)	(0.2)	(0.7)
Foreign exchange	0.1	—	0.1
Balance as of December 31, 2017	$7.1	$2.5	$9.6

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 9. Net earnings allocated to participating securities were not significant for the three and six months ended December 31, 2017 and 2016.

The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net earnings attributable to CDK	$104.0	$82.7	$185.3	$159.6

Weighted-average shares outstanding:
Basic	136.9	148.7	138.5	149.5
Effect of employee stock options	0.4	0.7	0.4	0.7
Effect of employee restricted stock	0.9	0.5	0.9	0.5
Diluted	138.2	149.9	139.8	150.7

Basic earnings attributable to CDK per share	$0.76	$0.56	$1.34	$1.07
Diluted earnings attributable to CDK per share	$0.75	$0.55	$1.33	$1.06

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Stock-based awards	0.2	0.8	0.5	0.7

Note 7. Goodwill and Intangible Assets, Net
Changes in goodwill for the six months ended December 31, 2017 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2017	$604.6	$214.3	$362.3	$1,181.2
Additions (Note 4)	19.0	—	—	19.0
Currency translation adjustments	0.7	—	15.2	15.9
Balance as of December 31, 2017	$624.3	$214.3	$377.5	$1,216.1

Components of intangible assets, net were as follows:

	December 31, 2017			June 30, 2017
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$185.8	$(119.0)	$66.8	$163.7	$(109.4)	$54.3
Customer lists	178.7	(137.5)	41.2	175.5	(130.0)	45.5
Trademarks	25.0	(24.4)	0.6	25.0	(24.1)	0.9
Other intangibles	6.9	(3.6)	3.3	6.4	(3.1)	3.3
	$396.4	$(284.5)	$111.9	$370.6	$(266.6)	$104.0

Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 5 years (3 years for software and software licenses, 7 years for customer lists, and 2 years for trademarks). Amortization of intangible assets was $7.8 million and $7.5 million for the three months ended December 31, 2017 and 2016, respectively, and $15.8 million and $15.2 million for the six months ended December 31, 2017.
Estimated amortization expenses of the Company's existing intangible assets as of December 31, 2017 were as follows:

Amount
Six months ending June 30, 2018	$16.6
Twelve months ending June 30, 2019	28.2
Twelve months ending June 30, 2020	23.5
Twelve months ending June 30, 2021	18.6
Twelve months ending June 30, 2022	10.6
Twelve months ending June 30, 2023	5.4
Thereafter	9.0
$111.9

Note 8. Debt
Debt was comprised of the following:

	December 31, 2017	June 30, 2017
Revolving credit facility	$—	$—
2019 term loan facility	209.4	215.6
2020 term loan facility	225.0	231.3
2021 term loan facility	380.0	390.0
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
Capital lease obligations	0.9	1.5
Unamortized debt financing costs	(15.5)	(16.7)
Total debt and capital lease obligations	2,149.8	2,171.7
Current maturities of long-term debt and capital lease obligations	45.9	46.5
Total long-term debt and capital lease obligations	$2,103.9	$2,125.2

Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of December 31, 2017 and June 30, 2017. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
The 2019 and 2020 term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on both the 2019 and 2020 term loan facilities was 2.99% as of December 31, 2017 and 2.98% as of June 30, 2017.
The 2021 term loan bears interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.250% to 2.500% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of Bank of America, (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.750% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.250% to 1.500% per annum based on the Ratings. The interest rate per annum on the 2021 term loan facility was 2.99% as of December 31, 2017 and 2.98% as of June 30, 2017.
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
The credit facilities also contain financial covenants that provide (i) the ratio of total consolidated indebtedness to consolidated EBITDA shall not exceed 3.50 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall be a minimum of 3.00 to 1.00.
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
On May 15, 2017, the Company completed an offering of 4.875% unsecured senior notes with a $600.0 million aggregate principal amount due in 2027 (the "2027 notes," together with the "2024 notes" and the 2019 notes, the "senior notes"). The issuance price of the 2027 notes was equal to the stated value. Interest is payable semi-annually on June 1 and December 1 of each year, and payment commenced on December 1, 2017. The 2027 notes will mature on June 1, 2027. The 2027 notes are redeemable at the Company's option prior to June 1, 2022 in whole or in part at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable "make-whole" premium. Subsequent to June 1, 2022, the Company may redeem the 2027 notes at a price equal to: (i) 102.438% of the aggregate principal amount of the 2027 notes redeemed prior to June 1, 2023; (ii) 101.625% of the aggregate principal amount of the notes redeemed on or after June 1, 2023 but prior to June 1, 2024; (iii) 100.813% of the aggregate principal amount of the 2027 notes redeemed on or after June 1, 2024 but prior to June 1, 2025; and (iv) 100.000% of the aggregate principal amount of the 2027 notes redeemed thereafter.
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
Unamortized Debt Financing Costs
As of December 31, 2017 and June 30, 2017, gross debt issuance costs related to debt instruments were $22.1 million and $21.7 million, respectively. Accumulated amortization was $6.6 million and $5.0 million as of December 31, 2017 and June 30, 2017, respectively. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated statement of operations.

The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of December 31, 2017 were as follows:

Amount
Twelve months ending December 31, 2018	$45.9
Twelve months ending December 31, 2019	479.4
Twelve months ending December 31, 2020	32.5
Twelve months ending December 31, 2021	207.5
Twelve months ending December 31, 2022	300.0
Thereafter	1,100.0
Total debt and capital lease obligations	2,165.3
Unamortized debt financing costs	(15.5)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$2,149.8

Note 9. Stock-Based Compensation
Incentive Equity Awards Granted by the Company
The Company's 2014 Omnibus Award Plan ("2014 Plan") provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, and advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. The Company reissues treasury stock to satisfy issuances of common stock upon option exercise, equity vesting, or grants of time-based restricted stock.
On September 30, 2014, Automatic Data Processing, Inc. (“ADP”) distributed 100% of the common stock of the Company to the holders of record of ADP common stock as of September 24, 2014 (the "spin-off"). Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan.
The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation primarily consisted of the following for the three and six months ended December 31, 2017 and 2016:
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

Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a three-year performance period. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 250% of the "target awards" plus any dividend equivalents, as described below. The possible payouts for certain performance-based restricted stock units are subject to adjustment (increase or decrease) based on a market condition defined as the total shareholder return of the Company's common stock compared to a peer group of companies.
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
The following table represents stock-based compensation expense and the related income tax benefits for the three and six months ended December 31, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Cost of revenues	$1.4	$1.0	$2.5	$2.3
Selling, general and administrative expenses	11.5	9.7	18.5	18.2
Total pre-tax stock-based compensation expense	$12.9	$10.7	$21.0	$20.5

Income tax benefit	$3.3	$3.7	$6.1	$7.0

Stock-based compensation expense for the six months ended December 31, 2017 consisted of $16.8 million of expense related to equity classified awards and $4.2 million of expense related to liability classified awards. Stock-based compensation expense includes additional expense based on management's assessment that it is probable CDK's performance metrics for fiscal year ending June 30, 2018 ("fiscal 2018") associated with performance-based restricted stock units will exceed target. Additionally, there was $1.5 million of incremental stock-based compensation expense for awards that were modified or expense recognition was accelerated related to an officer's departure for the three and six months ended December 31, 2017.
As of December 31, 2017, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $2.3 million, $29.4 million, and $14.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years, 1.7 years, and 1.4 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2017 to December 31, 2017 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2017	1,310	$39.70
Options granted	25	62.03
Options exercised	(144)	26.33
Options canceled	(40)	53.53
Options outstanding as of December 31, 2017	1,151	$41.37

Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2017	497	214
Restricted shares/units granted	178	78
Restricted shares/units vested	(218)	(116)
Restricted shares/units forfeited	(40)	(6)
Non-vested restricted units/shares as of December 31, 2017	417	170
Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2017	742
Restricted units granted	31
Dividend equivalents	2
Restricted units vested	(6)
Restricted units forfeited	(44)
Non-vested restricted units as of December 31, 2017	725

The following table presents the assumptions used in the binomial model to determine the fair value of stock options granted during the six months ended December 31, 2017:

Risk-free interest rate	2.0%
Dividend yield	0.9%
Weighted-average volatility factor	24.5%
Weighted-average expected life (in years)	6.3
Weighted-average fair value (in dollars)	$15.65

Note 10. Income Taxes
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0% and implementing a modified territorial tax system that includes a one-time transition tax on accumulated undistributed foreign earnings. Other provisions included in the Tax Reform Act include limitations on deductible executive compensation, a repeal of the domestic production activity deduction and several new international provisions. The modified territorial tax system includes a new anti-deferral provision, referred to as global intangible low taxed income (“GILTI”), which subjects certain foreign income to current U.S. tax.
In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Reform Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Reform Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period.
The Company has not completed the accounting for the tax effects of the Tax Reform Act, however, in certain cases, the Company has made reasonable estimates of the effects on the income tax provision. During the three months ended December 31, 2017, the Company revised its annual effective tax rate to consider the impact of the reduced corporate tax rate. Due to the Company's fiscal year, the statutory corporate tax rate for fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis. In addition, during the three months ended December 31, 2017, the Company recorded a provisional one-time tax benefit associated with the Tax Reform Act in the amount of $14.1 million. The estimated one-time benefit is recorded in income tax expense. The estimated tax benefit is comprised of $22.6 million for the re-measurement of the Company's net deferred tax liability to reflect the new U.S. tax rate, partially offset by a one-time expense of $8.5 million associated with undistributed foreign earnings. Of the $8.5 million associated with undistributed foreign earnings, $4.8 million relates to a deferred tax liability established for foreign taxes on certain accumulated earnings as of December 31, 2017 no longer considered indefinitely reinvested and $3.7 million relates to the one-time transition tax recorded primarily within other liabilities. The one-time amounts are provisional due to complexities arising from a fiscal year-end, such as forecasting the timing of deferred tax reversals and projecting Earnings and Profits and related foreign tax credits, and are subject to change based on the issuance of additional regulatory guidance.
The accounting for certain provisions of the Tax Reform Act is incomplete and no provisional estimate has been made for the three months ended December 31, 2017. The Company requires additional time to evaluate the GILTI tax and review its outside basis differences in order to conclude on its policy election and the impact on the financial statements. The Company is allowed to make an accounting policy election whether to account for the GILTI tax as a current period expense when incurred or factor the GILTI tax into the measurement of deferred taxes. The Company will make the accounting policy election in the period the accounting is completed. For the items the Company was unable to make a reasonable estimate for, the Company has continued to apply ASC 740, "Income Taxes" based on the tax law in effect immediately prior to enactment of the Tax Reform Act.
The ultimate impact of the Tax Reform Act may differ from the Company's provisional estimates due to changes in interpretations and assumptions, additional regulatory guidance as the interpretation of the Tax Reform Act evolves over time, and actions taken by the Company as a result of the Tax Reform Act. The Company will finalize the provisional amounts during the measurement period as it completes its analysis and accounting. A reasonable estimate for the items for which no estimate has been made will be included in the first reporting period, within the measurement period, in which the Company is able to make a reasonable estimate.
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
The Company recognized receivables from ADP of $1.0 million as of December 31, 2017 and June 30, 2017, and payables to ADP of $1.4 million and $1.2 million as of December 31, 2017 and June 30, 2017, respectively, under the tax matters agreement. In accordance with the tax matters agreement, the Company recognized a net pretax loss of $0.4 million and a net pretax gain of $0.4 million in the three months ended and six months ended December 31, 2017, respectively, in other income (expense), net in the consolidated statement of operations associated with indemnification amounts for pre spin-off tax periods.

Valuation Allowance
The Company had valuation allowances of $21.5 million and $35.1 million as of December 31, 2017 and June 30, 2017, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During the six months ended December 31, 2017, the valuation allowance balance was decreased by $13.6 million primarily due to the provisional estimate of the corporate rate reduction impact of a capital loss carryforward which reduced the valuation allowance balance by $10.0 million and the expiration of certain non-U.S. tax loss carryforwards.
Unrecognized Income Tax Benefits
As of December 31, 2017 and June 30, 2017, the Company had unrecognized income tax benefits of $6.1 million and $6.4 million, respectively, of which $4.7 million and $4.8 million, respectively, would impact the effective tax rate if recognized. During the six months ended December 31, 2017, the Company decreased its unrecognized income tax benefits related to prior year tax positions by $0.8 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained, offset by an increase of $0.5 million in its unrecognized income tax benefits related to current year tax positions.
Provision for Income Taxes
The effective tax rate for the three months ended December 31, 2017 and 2016 was 11.7% and 29.7%, respectively. The effective tax rate for the three months ended December 31, 2017 was favorably impacted by $14.1 million for the estimated net one-time Tax Reform Act adjustments discussed above and by $11.8 million for the cumulative current year effect of the reduced corporate income tax rate. In addition, the effective tax rate for the three months ended December 31, 2017 and 2016 was favorably impacted by $0.1 million and $3.0 million of excess tax benefits, respectively.
The effective tax rate for the six months ended December 31, 2017 and 2016 was 21.2% and 29.5%, respectively. The effective tax rate for the six months ended December 31, 2017 was favorably impacted by $14.1 million for the estimated net one-time Tax Reform Act adjustments discussed above and by $11.8 million for the current year effect of the reduced corporate income tax rate. In addition, the effective tax rate for the six months ended December 31, 2017 and 2016 was favorably impacted by $3.6 million and $8.7 million of excess tax benefits, respectively.
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
Competition Matters
The Company is involved in several lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds and Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective DMSs. The Company has also received from the Federal Trade Commission ("FTC") a Civil Investigative Demand consisting of a request to produce documents relating to any agreement between the Company and Reynolds and Reynolds.

On February 3, 2017, Motor Vehicle Software Corporation (“MVSC”) filed an antitrust suit against the Company, Reynolds and Reynolds, and Computerized Vehicle Registration, Inc. ("CVR"), a majority owned subsidiary, in the U.S. District Court for the Central District of California, seeking treble damages and injunctive relief; plaintiff amended its complaint on May 1, 2017. On June 15, 2017, the defendants filed motions to dismiss the complaint, and on October 2, 2017 the court ruled on the motions. In its order, the court dismissed several claims with leave to amend, and allowed the remainder to go forward. Plaintiff filed a second amended complaint on November 2, 2017, and defendants moved to dismiss the repleaded counts on November 16, 2017. On November 7, 2017, Defendants moved to transfer and consolidate this action with other pending actions, described below, for consolidated or coordinated pretrial proceedings as part of a Multi-District Litigation ("MDL") proceeding in the U.S. District Court for the Northern District of Illinois. Plaintiffs in the various matters have responded either by objecting to MDL treatment, or by requesting that the MDL proceedings occur in a different jurisdiction. The Judicial Panel on Multidistrict Litigation responsible for ruling on defendants’ MDL motion heard the motion on January 25, 2018.
On May 1, 2017, Authenticom, Inc. ("Authenticom") filed an antitrust suit against the Company's operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the Western District of Wisconsin, seeking treble damages and injunctive relief. Authenticom moved for a preliminary injunction on May 18, 2017, which the court granted on July 14, 2017. The form of that injunction was handed down by the court on July 28, 2017, and defendants filed notices of appeal on the same day with the U.S. Court of Appeals for the Seventh Circuit. On November 6, 2017, the Court of Appeals vacated the injunction. On July 21, 2017, the defendants filed motions to dismiss the complaint in the district court. Defendants have also moved to have this matter be included as part of an MDL proceeding. On January 12, 2018 the district court granted defendants’ motion for a partial stay of discovery pending a ruling on defendants’ motion for MDL treatment of this matter.
On October 19, 2017, Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram filed a putative class-action antitrust suit against the Company’s operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the District of New Jersey, seeking certification as a class action, treble damages, and injunctive and declaratory relief. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations. Defendants have moved to have these putative class actions be included as part of an MDL proceeding.
On December 11, 2017, Cox Automotive, along with multiple subsidiaries, filed a lawsuit against CDK Global, LLC alleging violation of antitrust laws, business torts, and breach of contract in the Western District of Wisconsin, seeking treble damages and injunctive and declaratory relief. The Company has moved to have this matter be included as part of an MDL proceeding.
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
Other Contingencies

The Company has provided approximately $26.7 million of guarantees as of December 31, 2017 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.

The Company had a total of $3.4 million in letters of credit outstanding as of December 31, 2017 primarily in connection with insurance programs and our foreign subsidiaries.
Note 12. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' (deficit) equity. The Company's other comprehensive income (loss) for the six months ended December 31, 2017 and 2016 and AOCI balances as of December 31, 2017 and June 30, 2017 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $9.9 million and $(26.8) million for the three months ended December 31, 2017 and 2016, respectively, and $24.1 million and $(30.9) million for the six months ended December 31, 2017 and 2016. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $32.1 million and $8.0 million as of December 31, 2017 and June 30, 2017, respectively.
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
In May 2017, the Company entered into an accelerated share repurchase agreement ("May 2017 ASR") to purchase $350.0 million of the Company's common stock. Under the terms of the May 2017 ASR, the Company made a $350.0 million payment in May 2017 and received initial delivery of approximately 4.5 million of the Company's common stock. In September 2017, the Company received an additional 1.1 million shares of common stock in final settlement of the May 2017 ASR, for a total of 5.6 million shares. The value reflected in treasury stock upon completion of the May 2017 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is less than the $350.0 million cash paid by $3.1 million. Additionally, the Company made open market repurchases of approximately 4.7 million shares of the Company's common stock during the six months ended December 31, 2017 for a total cost of $315.4 million.
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

Revenue by segment was as follows:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
CDK North America:
Retail Solutions North America	$398.1	$393.8	$799.7	$789.2
Advertising North America	76.8	78.1	156.6	155.6
CDK International	86.8	75.9	171.1	153.7
Total	$561.7	$547.8	$1,127.4	$1,098.5

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
Advertising North America revenues are primarily earned for placing internet advertisements for OEMs and automotive retailers.
CDK International revenues are generated primarily from Subscription revenue as described above, aside from the absence of website offerings.

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
CDK North America:
Retail Solutions North America:
Subscription revenue	$326.4	$313.4	$653.0	$629.7
Transaction revenue	39.1	42.7	82.8	89.6
Other revenue	32.6	37.7	63.9	69.9
Total Retail Solutions North America	$398.1	$393.8	$799.7	$789.2
Advertising North America revenue	76.8	78.1	156.6	155.6
CDK International revenue	86.8	75.9	171.1	153.7
Total	$561.7	$547.8	$1,127.4	$1,098.5

Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
CDK North America:
Retail Solutions North America	$162.3	$142.3	318.5	287.8
Advertising North America	9.4	9.8	20.0	21.3
CDK International	22.6	18.3	44.0	35.2
Other	(74.0)	(51.5)	(142.4)	(113.5)
Total	$120.3	$118.9	240.1	230.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," or the "Company") may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including: the Company's business outlook, forecasted GAAP and adjusted results for the Company's fiscal year ending June 30, 2018 ("fiscal 2018"), and targeted adjusted EBITDA exit margin for the Company's fiscal year ending June 30, 2019 ("fiscal 2019"), and an estimated post-tax reform normalized annual adjusted effective tax rate; statements concerning the Company's payment of dividends and the repurchase of shares, leverage targets and the funding of such dividends and repurchases; the Company's objectives for its multi-year business transformation plan; other plans; objectives; forecasts; goals; beliefs; business strategies; future events; business conditions; results of operations; financial position business outlook trends; and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

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

•	auto sales and advertising and related industry changes;

•	competitive conditions;

•	changes in regulation (including future interpretations, assumptions and regulatory guidance related to the Tax Cuts and Jobs Act);

•	changes in technology, security breaches, interruptions, failures, and other errors involving our systems;

•	availability of skilled technical employees/labor/personnel;

•	the impact of new acquisitions and divestitures;

•	employment and wage levels;

•	availability of capital for the payment of debt service obligations or dividends or the repurchase of shares;

•	Any changes to our credit rating and the impact of such changes on our financing costs, rates, terms, debt service obligations, and access to capital market and working capital needs;

•	the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates;

•	litigation involving contract, intellectual property, competition, shareholder, and other matters, and governmental investigations;

•	our ability to timely and effectively implement our business transformation plan; and

•	the ability of our significant stockholders and their affiliates to significantly influence our decisions, or cause us to incur significant costs.
There may be other factors that may cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described elsewhere in this document under "Risk Factors" under "Item 1A. Risk Factors" of our Annual Report on Form 10-K (the "Form 10-K") and in this Quarterly Report on Form 10-Q under "Item 1. Risk Factors," for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0% and implementing a modified territorial tax system that includes a one-time transition tax on accumulated undistributed foreign earnings. Other provisions included in the Tax Reform Act include limitations on deductible executive compensation, a repeal of the domestic production activity deduction and several new international provisions. The modified territorial tax system includes a new anti-deferral provision, referred to as global intangible low taxed income (“GILTI”), which subjects certain foreign income to current U.S. tax.
In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Reform Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Reform Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period.
We have not completed the accounting for the tax effects of the Tax Reform Act, however, in certain cases, we have made reasonable estimates of the effects on the income tax provision. During the three months ended December 31, 2017, we revised our annual effective tax rate to consider the impact of the reduced corporate tax rate. Due to our fiscal year, the statutory corporate tax rate for fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis. In addition, during the three months ended December 31, 2017, we recorded a provisional one-time tax benefit associated with the Tax Reform Act in the amount of $14.1 million. The estimated one-time benefit is recorded in income tax expense. The estimated tax benefit is comprised of $22.6 million for the re-measurement of the net deferred tax liability to reflect the new U.S. tax rate, partially offset by a one-time expense of $8.5 million associated with undistributed foreign earnings. Of the $8.5 million associated with undistributed foreign earnings, $4.8 million relates to a deferred tax liability established for foreign taxes on certain accumulated earnings as of December 31, 2017 no longer considered indefinitely reinvested and $3.7 million relates to the one-time transition tax recorded primarily within other liabilities. The one-time amounts are provisional due to complexities arising from a fiscal year-end, such as forecasting the timing of deferred tax reversals and projecting Earnings and Profits and related foreign tax credits, and are subject to change based on the issuance of additional regulatory guidance.
The accounting for certain provisions of the Tax Reform Act are incomplete and no provisional estimate has been made for the three months ended December 31, 2017. We require additional time to evaluate the GILTI tax and review our outside basis differences in order to conclude on a policy election and the impact on the financial statements. We are allowed to make an accounting policy election whether to account for the GILTI tax as a current period expense when incurred or factor the GILTI tax into the measurement of deferred taxes. We will make the accounting policy election in the period the accounting is completed. For the items we were unable to make a reasonable estimate for, we have continued to apply Accounting Standards Codification 740, "Income Taxes" based on the tax law in effect immediately prior to enactment of the Tax Reform Act.
The ultimate impact of the Tax Reform Act may differ from the provisional estimates due to changes in interpretations and assumptions, additional regulatory guidance as the interpretation of the Tax Reform Act evolves over time, and actions taken as a result of the Tax Reform Act. We will finalize the provisional amounts during the measurement period as we complete our analysis and accounting. A reasonable estimate for the items for which no estimate has been made will be included in the first reporting period, within the measurement period, in which we are able to make a reasonable estimate.
We anticipate our GAAP effective tax rate for fiscal 2018 will be 25.0% - 26.0% compared to 30.5% for fiscal year ended June 30, 2017. We believe the adjusted effective tax rate of 29.2% for the six months ended December 31, 2017 is indicative of the expected full year fiscal 2018 adjusted effective tax rate, see "Consolidated Non-GAAP results" for reconciliation of the six months ended. As a fiscal year company, we anticipate further reduction in our effective tax rate. Based on our current interpretation of the Tax Reform Act, we anticipate our future annual adjusted effective tax rate will be approximately three to four points lower than fiscal 2018. Both the effective tax rate and adjusted effective tax rate are subject to change pending the finalization of our analysis of the Tax Reform Act.
Business Transformation Plan
During fiscal 2015, we initiated a three-year business transformation plan designed to increase operating efficiency and improve the cost structure of our global operations. As we execute the business transformation plan, we continually monitor, evaluate and refine its structure, including its design, goals, term, and our estimate and allocation of total restructuring expenses. As part of this ongoing review process, we have extended the business transformation plan by one year through fiscal 2019, and updated our target of additional consolidated adjusted EBITDA generated to more than $300 million over four years with a targeted adjusted EBITDA exit margin of 40% or above for fiscal 2019. We estimate the cost to execute the plan through fiscal 2019 to be approximately $250 million compromising approximately $70 million of restructuring expense and approximately $180 million of other expenses to implement the business transformation plan. For additional information on fiscal 2019 targets, see "Non-GAAP Measures" below.

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
Other
Restructuring expenses associated with the business transformation plan includes employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $7.6 million and $2.3 million of restructuring expenses for the three months ended December 31, 2017 and 2016, respectively, and $14.1 million and $3.4 million for the six months ended December 31, 2017 and 2016. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $55.1 million. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2017 and June 30, 2017. The following table summarizes the activity for the restructuring accrual for the six months ended December 31, 2017:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2017	$6.4	$2.4	$8.8
Charges	13.4	1.4	14.8
Cash payments	(12.3)	(1.1)	(13.4)
Adjustments	(0.5)	(0.2)	(0.7)
Foreign exchange	0.1	—	0.1
Balance as of December 31, 2017	$7.1	$2.5	$9.6
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated statements of operations. We recognized other business transformation expense of $14.6 million for the three months ended December 31, 2017, which includes $0.2 million of stock-based compensation expense, and $19.0 million for the three months ended December 31, 2016, which includes $0.8 million of accelerated depreciation. We recognized other business transformation expense of $30.4 million for the six months ended December 31, 2017, which includes $0.8 million of stock-based compensation expense and $0.1 million of accelerated depreciation, and $39.6 million for the six months ended December 31, 2016, which includes $1.6 million of accelerated depreciation. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $152.6 million.
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

Results of Operations
The following is a discussion of the results of our consolidated operations for the three and six months ended December 31, 2017 and 2016. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$561.7	$547.8	$13.9	3%	$1,127.4	$1,098.5	$28.9	3%
Cost of revenues	290.8	303.2	(12.4)	(4)%	598.5	618.3	(19.8)	(3)%
Selling, general, and administrative costs	122.2	110.9	11.3	10%	235.9	224.6	11.3	5%
Restructuring expenses	7.6	2.3	5.3	n/m	14.1	3.4	10.7	n/m
Total expenses	420.6	416.4	4.2	1%	848.5	846.3	2.2	—%
Operating earnings	141.1	131.4	9.7	7%	278.9	252.2	26.7	11%
Interest expense	(23.2)	(12.3)	(10.9)	89%	(46.5)	(23.0)	(23.5)	102%
Other income, net	2.4	(0.2)	2.6	n/m	7.7	1.6	6.1	n/m
Earnings before income taxes	120.3	118.9	1.4	1%	240.1	230.8	9.3	4%
Margin %	21.4%	21.7%			21.3%	21.0%
Provision for income taxes	(14.1)	(35.3)	21.2	(60)%	(50.8)	(68.0)	17.2	(25)%
Effective tax rate	11.7%	29.7%			21.2%	29.5%
Net earnings	106.2	83.6	22.6	27%	189.3	162.8	26.5	16%
Less: net earnings attributable to noncontrolling interest	2.2	0.9	1.3	144%	4.0	3.2	0.8	25%
Net earnings attributable to CDK	$104.0	$82.7	$21.3	26%	$185.3	$159.6	$25.7	16%
Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Revenues. Revenues for the three months ended December 31, 2017 increased $13.9 million as compared to the three months ended December 31, 2016. The CDKI segment contributed $10.9 million of revenue growth, the RSNA segment contributed $4.3 million of revenue growth and the ANA segment revenue decreased by $1.3 million. See the discussion below for drivers of each segment's revenue growth. The impact of foreign exchange rates on revenues was an increase of $6.5 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Pound Sterling and Canadian dollar against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended December 31, 2017 decreased by $12.4 million as compared to the three months ended December 31, 2016. The constant currency impact of foreign exchange rates on cost of revenues was an increase of $3.2 million. Cost of revenues was favorably impacted by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $34.7 million and $36.1 million for the three months ended December 31, 2017 and 2016, respectively, representing 6.2% and 6.6% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2017 increased by $11.3 million compared to the three months ended December 31, 2016. Selling, general and administrative expenses increased due to costs to implement the new revenue recognition standard, acquisition and integration-related expenses in connection with our closed and pending acquisitions, legal and regulatory expenses related to competition matters, and the constant currency impact of foreign exchange rates of $1.8 million offset by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix.
Restructuring Expenses. Restructuring expenses for the three months ended December 31, 2017 increased by $5.3 million as compared to the three months ended December 31, 2016 and relates to the business transformation plan we initiated in fiscal 2015.

Interest Expense. Interest expense for the three months ended December 31, 2017 increased by $10.9 million as compared to the three months ended December 31, 2016 due to borrowings under our 2027 notes in May 2017, full quarter impact of the 2021 term loan and increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment.
Other Income (Expense), net. Other income (expense), net for the three months ended December 31, 2017 increased by $2.6 million as compared to the three months ended December 31, 2016 due primarily to a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement. Additionally, there was higher interest income which was partially offset by fluctuations in foreign exchange gains and losses.
Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2017 and 2016 was 11.7% and 29.7%, respectively. The effective tax rate for the three months ended December 31, 2017 was favorably impacted by $14.1 million for the estimated net one-time Tax Reform Act adjustments and by $11.8 million for the cumulative current year effect of the reduced corporate income tax rate. In addition, the effective tax rate for the three months ended December 31, 2017 and 2016 was favorably impacted by $0.1 million and $3.0 million of excess tax benefits, respectively.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended December 31, 2017 increased $21.3 million as compared to the three months ended December 31, 2016. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016
Revenues. Revenues for the six months ended December 31, 2017 increased $28.9 million as compared to the six months ended December 31, 2016. The CDKI segment contributed $17.4 million, the RSNA segment contributed $10.5 million and the ANA segment contributed $1.0 million of revenue growth. See the discussion below for drivers of each segment's revenue growth. The impact of foreign exchange rates on revenues was an increase of $9.5 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Canadian dollar and Pound Sterling against the U.S. dollar.
Cost of Revenues. Cost of revenues for the six months ended December 31, 2017 decreased by $19.8 million as compared to the six months ended December 31, 2016. The constant currency impact of foreign exchange rates on cost of revenues was an increase of $4.5 million. Cost of revenues was favorably impacted by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $72.7 million and $74.8 million for the six months ended December 31, 2017 and 2016, respectively, representing 6.4% and 6.8% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2017 increased by $11.3 million compared to the six months ended December 31, 2016. Selling, general and administrative expenses increased due to costs to implement the new revenue recognition standard, acquisition and integration-related expenses in connection with our closed and pending acquisitions, legal and regulatory expenses related to competition matters, higher sales commissions and the constant currency impact of foreign exchange rates of $2.4 million, offset by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix.
Restructuring Expenses. Restructuring expenses for the six months ended December 31, 2017 increased by $10.7 million as compared to the six months ended December 31, 2016 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the six months ended December 31, 2017 increased by $23.5 million as compared to the six months ended December 31, 2016 due to borrowings under our 2027 notes in May 2017, the full impact of the 2021 term loan and increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment.
Other Income (Expense), net. Other income (expense), net for the six months ended December 31, 2017 increased by $6.1 million as compared to the six months ended December 31, 2016 due primarily due to a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement, and higher interest income in fiscal 2018.

Provision for Income Taxes. The effective tax rate for the six months ended December 31, 2017 and 2016 was 21.2% and 29.5%, respectively. The effective tax rate for the six months ended December 31, 2017 was favorably impacted by $14.1 million for the estimated net one-time Tax Reform Act adjustments discussed above and by $11.8 million for the current year effect of the reduced corporate income tax rate. In addition, the effective tax rate for the six months ended December 31, 2017 and 2016 was favorably impacted by $3.6 million and $8.7 million of excess tax benefits, respectively.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the six months ended December 31, 2017 increased $25.7 million as compared to the six months ended December 31, 2016. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
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
Effective July 1, 2017, we are incorporating additional adjustments within our calculations of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted net earnings attributable to CDK per share, adjusted EBITDA, and adjusted EBITDA margin where management has deemed it appropriate to better reflect our underlying operations. For fiscal 2018, management modified the fiscal 2017 adjustments for (i) business transformation expenses and (ii) officer transition expense to remove stock-based compensation expense and will exclude total stock-based compensation expense and certain legal and regulatory expenses related to the competition matter from adjusted earnings before income taxes. There was no stock-based compensation expense included in business transformation expenses for the three and six months ended December 31, 2016.
The fiscal 2019 business transformation plan target represent financial objectives distinct from forecasts of performance. Therefore, we have not provided a reconciliation of our fiscal 2019 adjusted EBITDA margin exit targets to the most directly comparable GAAP measure of net earnings attributable to CDK, because projecting potential adjustments to GAAP results for the fiscal 2019 target is not practical and could be misleading to users of this financial information. The adjusted EBITDA reconciliation disclosed below is indicative of the reconciliations that will be prepared for the same fiscal 2019 adjusted measures in the future.
Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$561.7	$547.8	$13.9	3%	$1,127.4	$1,098.5	$28.9	3%
Impact of exchange rates	(6.5)	—	(6.5)		(9.5)	—	(9.5)
Constant currency revenues	$555.2	$547.8	$7.4	1%	1,117.9	1,098.5	$19.4	2%

Earnings before income taxes	$120.3	$118.9	$1.4	1%	$240.1	$230.8	$9.3	4%
Margin %	21.4%	21.7%			21.3%	21.0%
Restructuring expenses (1)	7.6	2.3	5.3		14.1	3.4	10.7
Other business transformation expenses (1)	14.4	19.0	(4.6)		29.6	39.6	(10.0)
Total stock-based compensation (2)	12.9	10.7	2.2		21.0	20.5	0.5
Acquisition and integration-related costs (3)	3.1	—	3.1		3.7	—	3.7
Officer transition expense (4)	0.6	—	0.6		0.6	—	0.6
Legal and regulatory expenses related to competition matters (5)	2.1	—	2.1		3.0	—	3.0
Tax matters indemnification loss/(gain), net (6)	0.4	—	0.4		(0.4)	—	(0.4)
Adjusted earnings before income taxes	$161.4	$150.9	$10.5	7%	$311.7	$294.3	$17.4	6%
Adjusted margin %	28.7%	27.5%			27.6%	26.8%
Impact of exchange rates	(1.6)	—	(1.6)		(3.2)	—	(3.2)
Constant currency adjusted earnings before income taxes	$159.8	$150.9	$8.9	6%	$308.5	$294.3	$14.2	5%

Provision for income taxes	$14.1	$35.3	$(21.2)	(60)%	$50.8	$68.0	$(17.2)	(25)%
Effective tax rate	11.7%	29.7%			21.2%	29.5%
Income tax effect of pre-tax adjustments (7)	10.6	11.6	(1.0)		22.0	23.1	(1.1)
Excess tax benefit from stock-based compensation(8)	0.1	3.0	(2.9)		3.6	8.7	(5.1)
Pre spin-off filed tax return adjustment (9)	0.4	—	0.4		0.4	—	0.4
Impact of U.S. tax reform(10)	14.1	—	$14.1		14.1	—	$14.1
Adjusted provision for income taxes	$39.3	$49.9	$(10.6)	(21)%	$90.9	$99.8	$(8.9)	(9)%
Adjusted effective tax rate	24.3%	33.1%			29.2%	33.9%

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Net earnings attributable to CDK	$104.0	$82.7	$21.3	26%	$185.3	$159.6	$25.7	16%
Restructuring expenses (1) (11)	7.5	2.3	5.2		13.9	3.4	10.5
Other business transformation expenses (1) (11)	14.3	19.0	(4.7)		29.5	39.6	(10.1)
Total stock-based compensation (2)	12.9	10.7	2.2		21.0	20.5	0.5
Acquisition and integration-related costs (3)	3.1	—	3.1		3.7	—	3.7
Officer transition expense (4)	0.6	—	0.6		0.6	—	0.6
Legal and regulatory expenses related to competition matters (5)	2.1	—	2.1		3.0	—	3.0
Tax matters indemnification loss/(gain), net (6)	0.4	—	0.4		(0.4)	—	(0.4)
Income tax effect of pre-tax adjustments (7)	(10.6)	(11.6)	1.0		(22.0)	(23.1)	1.1
Excess tax benefit from stock-based compensation(8)	(0.1)	(3.0)	2.9		(3.6)	(8.7)	5.1
Pre spin-off filed tax return adjustment (9)	(0.4)	—	(0.4)		(0.4)	—	(0.4)
Impact of U.S. tax reform(10)	(14.1)	—	(14.1)		(14.1)	—	(14.1)
Adjusted net earnings attributable to CDK	$119.7	$100.1	$19.6	20%	$216.5	$191.3	$25.2	13%

Diluted earnings attributable to CDK per share	$0.75	$0.55	$0.20	36%	$1.33	$1.06	$0.27	25%
Restructuring expenses (1) (11)	0.06	0.02			0.10	0.02
Other business transformation expenses (1) (11)	0.10	0.13			0.21	0.26
Total stock-based compensation (2)	0.09	0.07			0.15	0.14
Acquisition and integration-related costs (3)	0.03	—			0.03	—
Officer transition expense (4)	—	—			—	—
Legal and regulatory expenses related to competition matters (5)	0.02	—			0.02	—
Tax matters indemnification loss/(gain), net (6)	—	—			—	—
Income tax effect of pre-tax adjustments (7)	(0.08)	(0.08)			(0.16)	(0.15)
Excess tax benefit from stock-based compensation(8)	—	(0.02)			(0.03)	(0.06)
Pre spin-off filed tax return adjustment (9)	—	—			—	—
Impact of U.S. tax reform(10)	(0.10)	—			(0.10)	—
Adjusted diluted earnings attributable to CDK per share	$0.87	$0.67	$0.20	30%	$1.55	$1.27	$0.28	22%

Weighted-average common shares outstanding:
Diluted	138.2	149.9			139.8	150.7
(1) Restructuring expense recognized in connection with our business transformation plan for the three and six months ended December 31, 2017 and 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and six months ended December 31, 2017 and 2016.
(2) Total stock-based compensation expense recognized for the periods presented were included within cost of revenues and selling, general and administrative expenses.
(3) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with our closed and pending acquisitions were included within selling, general and administrative expenses.
(4) Officer transition expense includes severance expense in connection with officer departures is included within selling, general and administrative expenses for the periods presented.
(5) Legal and regulatory expenses related to competition matters recognized for the periods presented were included within selling, general and administrative expenses.

(6) Net loss/(gain) recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(7) Income tax effect of pre-tax adjustments calculated at applicable statutory rates for each adjustment for fiscal 2018 and 2017.
(8) Excess tax benefit from stock-based compensation for the periods presented.
(9) Net income tax benefit associated with a tax refund, offset by a pretax loss to establish a liability to ADP for the tax refund in accordance with the tax-matters agreement.
(10) As a result of the Tax Reform Act, an estimated one-time tax benefit of $22.6 million from the revaluation of the net deferred tax liability partially offset by an estimated one-time expense of $8.5 million associated with undistributed foreign earnings.
(11) The portion of expense related to noncontrolling interest of $0.1 million and $0.2 million has been removed from restructuring expenses for the three months ended and six months ended December 31, 2017, respectively. Additionally, $0.1 million related to noncontrolling interest has been removed from other business transformation expenses three months ended and six months ended December 31, 2017.
Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended December 31, 2017 increased $10.5 million as compared to the three months ended December 31, 2016. Adjusted margin increased from 27.5% to 28.7%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $1.6 million. Adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments, and a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement. The favorable effects of these items were partially offset by increased interest expense and cost to implement the new revenue recognition standard.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended December 31, 2017 was 24.3% as compared to 33.1% for the three months ended December 31, 2016. The adjusted effective tax rate for the three months ended December 31, 2017 was favorably impacted by $11.8 million for the cumulative current year effect of the reduced corporate income tax rate due to the Tax Reform Act.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended December 31, 2017 increased $19.6 million as compared to the three months ended December 31, 2016. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the six months ended December 31, 2017 increased $17.4 million as compared to the six months ended December 31, 2016. Adjusted margin increased from 26.8% to 27.6%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $3.2 million. Adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments, and a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement. The favorable effects of these items were partially offset by increased interest expense, cost to implement the new revenue recognition standard, and higher sales commissions.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the six months ended December 31, 2017 was 29.2% as compared to 33.9% for the six months ended December 31, 2016. The adjusted effective tax rate for the six months ended December 31, 2017 were favorably impacted by $11.8 million for the cumulative current year effect of the reduced corporate income tax rate due to the Tax Reform Act.

Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the six months ended December 31, 2017 increased $25.2 million as compared to the six months ended December 31, 2016. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Net earnings attributable to CDK	$104.0	$82.7	$21.3	26%	$185.3	$159.6	$25.7	16%
Margin %	18.5%	15.1%			16.4%	14.5%
Net earnings attributable to noncontrolling interest (1)	2.2	0.9	1.3		4.0	3.2	0.8
Provision for income taxes (2)	14.1	35.3	(21.2)		50.8	68.0	(17.2)
Interest expense (3)	23.2	12.3	10.9		46.5	23.0	23.5
Depreciation and amortization (4)	19.5	17.3	2.2		39.0	34.4	4.6
Total stock-based compensation (5)	12.9	10.7	2.2		21.0	20.5	0.5
Restructuring expenses (6)	7.6	2.3	5.3		14.1	3.4	10.7
Other business transformation expenses (6)	14.4	18.2	(3.8)		29.5	38.0	(8.5)
Acquisition and integration-related costs (7)	3.1	—	3.1		3.7	—	3.7
Officer transition expense (8)	0.6	—	0.6		0.6	—	0.6
Legal and regulatory expenses related to competition matters (9)	2.1	—	2.1		3.0	—	3.0
Tax matters indemnification loss/(gain), net (10)	0.4	—	0.4		(0.4)	—	(0.4)
Adjusted EBITDA	$204.1	$179.7	$24.4	14%	$397.1	$350.1	$47.0	13%
Adjusted margin %	36.3%	32.8%			35.2%	31.9%
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
(6) Restructuring expense recognized in connection with our business transformation plan for the three and six months ended December 31, 2017 and 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and six months ended December 31, 2017 and 2016. Other business transformation expenses excluded $0.8 million of accelerated depreciation expense for the three months ended December 31, 2016, and $0.1 million and $1.6 million of accelerated depreciation for the six months ended December 31, 2017 and 2016, respectively.
(7) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with our closed and pending acquisitions were included within selling, general and administrative expenses.
(8) Officer transition expense includes severance expense in connection with officer departures is included within selling, general and administrative expenses for the periods presented.
(9) Legal and regulatory expenses related to competition matters recognized for the periods presented were included within selling, general and administrative expenses.
(10) Net loss/(gain) recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Adjusted EBITDA. Adjusted EBITDA for the three months ended December 31, 2017 increased $24.4 million as compared the three months ended December 31, 2016. Adjusted margin increased from 32.8% to 36.3%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement, and the impact of foreign exchange rates. The favorable effects of these items were partially offset by costs to implement the new revenue recognition standard.
Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016
Adjusted EBITDA. Adjusted EBITDA for the six months ended December 31, 2017 increased $47.0 million as compared the six months ended December 31, 2016. Adjusted margin increased from 31.9% to 35.2%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement, and the impact of foreign exchange rates. The favorable effects of these items were partially offset by costs to implement the new revenue recognition standard and higher sales commissions.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three and six months ended December 31, 2017 and 2016. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Retail Solutions North America Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the RSNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$398.1	$393.8	$4.3	1%	$799.7	$789.2	$10.5	1%
Impact of exchange rates	(1.3)	—	(1.3)		(2.3)	—	(2.3)
Constant currency revenues	$396.8	$393.8	$3.0	1%	$797.4	$789.2	$8.2	1%

Earnings before income taxes	$162.3	$142.3	$20.0	14%	$318.5	$287.8	$30.7	11%
Margin %	40.8%	36.1%			39.8%	36.5%
Acquisition and integration-related costs	3.1	—	3.1		3.7	—	3.7
Legal and regulatory expenses related to competition matters	2.1	—	2.1		3.0	—	3.0
Adjusted earnings before income taxes	167.5	142.3	25.2	18%	325.2	287.8	37.4	13%
Adjusted Margin %	42.1%	36.1%			40.7%	36.5%
Impact of exchange rates	(0.6)	—	(0.6)		(1.1)	—	$(1.1)
Constant currency earnings before income taxes	$166.9	$142.3	$24.6	17%	$324.1	$287.8	$36.3	13%

The table below presents revenue by type for the RSNA segment or the six months ended December 31, 2017 and 2016.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Subscription revenue	$326.4	$313.4	$13.0	4%	653.0	629.7	$23.3	4%
Transaction revenue	39.1	42.7	(3.6)	(8)%	82.8	89.6	(6.8)	(8)%
Other revenue	32.6	37.7	(5.1)	(14)%	63.9	69.9	(6.0)	(9)%
Total	$398.1	$393.8	$4.3	1%	799.7	789.2	$10.5	1%
Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Revenues. RSNA revenues increased by $4.3 million for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.
Subscription revenues grew due to an increase in average revenue per DMS customer site of 5%, primarily due to pricing, with a slight increase in DMS customer site count from 14,599 sites as of December 31, 2016 to 14,606 sites as of December 31, 2017. In addition, we experienced an increase in the number of websites. Subscription revenues contributed $13.0 million of revenue growth, or approximately 3% of segment growth, and includes a favorable currency impact of $1.2 million. Transaction revenues, generated from processing credit reports, vehicle registrations and automotive equity mining, decreased $3.6 million, primarily due to dropped point solutions. Other revenue decreased $5.1 million primarily due to lower hardware sales and includes a favorable currency impact of $0.1 million.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $20.0 million for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Margin increased from 36.1% to 40.8%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, and a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement.
Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016
Revenues. RSNA revenues increased by $10.5 million for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016.
Subscription revenues grew due to an increase in average revenue per DMS customer site of 5%, primarily due to pricing, with a slight increase in DMS customer site count from 14,599 sites as of December 31, 2016 to 14,606 sites as of December 31, 2017. In addition, we experienced an increase in the number of websites. Subscription revenues contributed $23.3 million of revenue growth, or approximately 3% of overall growth, and includes a favorable currency impact of $2.1 million. Transaction revenues, generated from processing credit reports, vehicle registrations and automotive equity mining, decreased $6.8 million, primarily due to dropped point solutions. Other revenue decreased $6.0 million primarily due to lower hardware sales and includes a favorable currency impact of $0.2 million.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $30.7 million for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. Margin increased from 36.5% to 39.8%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, and a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement. These increases were slightly offset by higher sales commissions.

Advertising North America Segment
There were no non-GAAP adjustments to the ANA segment for the three and six months ended December 31, 2017 and 2016. The table below presents revenues and earnings before income taxes for the ANA segment.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$76.8	$78.1	$(1.3)	(2)%	$156.6	$155.6	$1.0	1%

Earnings before income taxes	$9.4	$9.8	$(0.4)	(4)%	$20.0	$21.3	$(1.3)	(6)%
Margin %	12.2%	12.5%			12.8%	13.7%
Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Revenues. ANA revenues decreased by $1.3 million to $76.8 million for the three months ended December 31, 2017 as compared to $78.1 million for the three months ended December 31, 2016. The overall decrease was due to a reduction in certain OEM funded advertising placements, partially offset by an increase in new dealer spend and an increase in local marketing association internet advertising placements.
Earnings before Income Taxes. ANA earnings before income taxes decreased by $0.4 million to $9.4 million for the three months ended December 31, 2017 as compared to $9.8 million for the three months ended December 31, 2016. Margin decreased from 12.5% to 12.2%. ANA margin decline was primarily due to a shift in revenue mix.
Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016
Revenues. ANA revenues increased by $1.0 million to $156.6 million for the six months ended December 31, 2017 as compared to $155.6 million for the six months ended December 31, 2016. The overall increase was due to an increase in new dealer spend and in local marketing association internet advertising placements, partially offset by a reduction in certain OEM funded advertising placements.
Earnings before Income Taxes. ANA earnings before income taxes decreased by $1.3 million to $20.0 million for the six months ended December 31, 2017 as compared to $21.3 million for the six months ended December 31, 2016. Margin decreased from 13.7% to 12.8%. ANA margin decline was primarily due to a shift in revenue mix.
CDK International Segment
There were no non-GAAP adjustments to the CDKI segment for the three and six months ended December 31, 2017 and 2016. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency earnings before income taxes for the CDKI segment.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues	$86.8	$75.9	$10.9	14%	$171.1	$153.7	$17.4	11%
Impact of exchange rates	(5.2)	—	(5.2)		(7.2)	—	(7.2)
Constant currency revenues	$81.6	$75.9	$5.7	8%	$163.9	$153.7	$10.2	7%

Earnings before income taxes	$22.6	$18.3	$4.3	23%	$44.0	$35.2	$8.8	25%
Margin %	26.0%	24.1%			25.7%	22.9%
Impact of exchange rates	(1.0)	—	(1.0)		(1.7)	—	(1.7)
Constant currency earnings before income taxes	$21.6	$18.3	$3.3	18%	$42.3	$35.2	$7.1	20%

Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Revenues. CDKI revenues increased by $10.9 million for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. CDKI revenues were impacted primarily by the strength of the Euro, the Pound Sterling, and the Danish Krone against the U.S. dollar, which contributed to an increase of $5.2 million, or 6 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site, an increase in DMS customer site count, and accelerated deferred revenue due to an early contract termination.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $4.3 million for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Margin increased from 24.1% to 26.0%. International earnings before income taxes were favorably impacted by increased average revenue per customer site and operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan.
Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016
Revenues. CDKI revenues increased by $17.4 million for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. CDKI revenues were impacted by the strength of the Euro, the Pound Sterling, and the Danish Krone against the U.S. dollar, which contributed to an increase of $7.2 million, or 4 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site, an increase in DMS customer site count, and accelerated deferred revenue due to an early contract termination.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $8.8 million for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. Margin increased from 22.9% to 25.7%. International earnings before income taxes were favorably impacted by increased average revenue per customer site and operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2017	2016	$	%	2017	2016	$	%
Loss before income taxes	$(74.0)	$(51.5)	$(22.5)	(44)%	$(142.4)	$(113.5)	$(28.9)	(25)%
Restructuring expenses	7.6	2.3	5.3		14.1	3.4	10.7
Other business transformation expenses	14.4	19.0	(4.6)		29.6	39.6	(10.0)
Total stock-based compensation	12.9	10.7	2.2		21.0	20.5	0.5
Officer transition expense	0.6	—	0.6		0.6	—	0.6
Tax matters indemnification gain	0.4	—	0.4		$(0.4)	$—	(0.4)
Adjusted loss before income taxes	$(38.1)	$(19.5)	$(18.6)	(95)%	$(77.5)	$(50.0)	$(27.5)	(55)%
Impact of exchange rates	—	—	—		(0.4)	—	(0.4)
Constant currency adjusted loss before income taxes	$(38.1)	$(19.5)	$(18.6)	(95)%	$(77.9)	$(50.0)	$(27.9)	(56)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Loss before Income Taxes. The Other loss before income taxes increased by $22.5 million for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. The Other loss before income taxes was unfavorably impacted by increased interest expense due to borrowings under our 2027 notes in May 2017, full quarter impact of the 2021 term loan and increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment. In addition, loss before income taxes increased due to costs to implement the new revenue recognition standard.

Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016
Loss before Income Taxes. The Other loss before income taxes increased by $28.9 million for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. The Other loss before income taxes was unfavorably impacted by increased interest expense due to borrowings under our 2027 notes in May 2017, the impact of the 2021 term loan facility in December 2016, and an increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment. In addition, loss before income taxes increased due to costs to implement the new revenue recognition standard partially offset by the favorable impact of higher interest income.
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
As of December 31, 2017, cash and cash equivalents were $443.6 million, total CDK stockholders' deficit was $209.0 million, and total debt was $2,149.8 million, which is net of unamortized financing costs of $15.5 million. Working capital at December 31, 2017 was $560.0 million, as compared to $772.7 million as of June 30, 2017. Working capital as presented herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principals of $250.0 million, a term loan facility with initial principal of $400.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, and 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of December 31, 2017.
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
Of the $443.6 million of cash and cash equivalents held as of December 31, 2017, $298.7 million was held by our foreign subsidiaries. In the second quarter of fiscal year 2018, we concluded that approximately $244.0 million of accumulated foreign earnings as of December 31, 2017 were no longer indefinitely reinvested. We concluded the earnings were no longer indefinitely reinvested during the quarter after considering cash flow forecasts, anticipated cash outflows for potential acquisitions in the U.S., and in light of the fact that the earnings were deemed repatriated and taxed due to the one-time transition tax included in the Tax Reform Act. We considered the incremental cost of repatriating the foreign earnings, such as foreign withholding taxes, and concluded the earnings would be repatriated to the U.S. Accordingly, during the second quarter of fiscal year 2018, we recorded an estimated one-time tax expense of $8.5 million on undistributed foreign earnings as of December 31, 2017, consisting of $3.7 million for the deemed repatriation of undistributed foreign earnings under the Tax Reform Act and $4.8 million for foreign withholding taxes.
The remaining outside basis differences, including the remaining accumulated foreign earnings, continue to be indefinitely reinvested and will be evaluated further as we continue to assess the impact of the Tax Reform Act provisions, specifically the GILTI tax referred to in the "Tax Cuts and Jobs Act of 2017" above. The remaining foreign earnings are indefinitely reinvested as of December 31, 2017 to cover local working capital needs and restrictions. In addition, we intend to indefinitely reinvest future foreign earnings as we have plans to utilize the earnings outside of the U.S. to fund future foreign investments, including potential acquisitions. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S. business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.

If circumstances change, and it becomes apparent that additional earnings currently considered indefinitely reinvested will be remitted to the U.S, or otherwise taxable in the U.S., an additional tax charge may be necessary, which would affect our results of operations and payment of such taxes would affect our liquidity. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on indefinitely reinvested earnings.
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
Dividends to Common Stockholders
In November 2017, the Board of Directors approved a $0.01 increase in the quarterly cash dividend to an annual rate of $0.60 per share. The Board of Directors declared a quarterly cash dividend of $0.15 per share payable on December 29, 2017 to shareholders of record at the close of business on December 1, 2017. We paid dividends of $40.2 million during the six months ended December 31, 2017, and $40.6 million during the six months ended December 31, 2016, respectively.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the six months ended December 31, 2017 and 2016, are summarized as follows:

	Six Months Ended
	December 31,
	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$152.0	$173.4	$(21.4)
Investing activities	(58.1)	(35.8)	(22.3)
Financing activities	(386.9)	(20.7)	(366.2)
Effect of exchange rate changes on cash and cash equivalents	10.5	(8.4)	18.9
Net change in cash and cash equivalents	$(282.5)	$108.5	$(391.0)
Net cash flows provided by operating activities were $152.0 million for the six months ended December 31, 2017 as compared to $173.4 million for the six months ended December 31, 2016. This $21.4 million decrease was due to a decrease of $34.7 million in net working capital components, which was due primarily due to timing of cash received from our customers and of cash payments made to our vendors. Partially offsetting this decrease was an increase in net earning adjusted for non-cash items of $13.3 million when compared to the six months ended December 31, 2016 due to earnings growth in our business partially offset by the re-measurement of the deferred tax liability as a result of the Tax Reform Act.
Net cash flows used in investing activities were $58.1 million for the six months ended December 31, 2017 as compared to net cash flows used in investing activities of $35.8 million for the six months ended December 31, 2016. This $22.3 million increase in cash used in investing activities was primarily due to an increase in cash used for the acquisition of Dashboard Dealership Enterprises and capitalized software during the six months ended December 31, 2017.

Net cash flows used in financing activities were $386.9 million for the six months ended December 31, 2017 as compared to $20.7 million for the six months ended December 31, 2016. During the six months ended December 31, 2017, our primary cash outflows consists of the repurchase of common stock of $315.4 million, dividends payments to our stock holders of $40.2 million, and repayment of debt and capital lease obligations of $23.2 million. During the six months ended December 31, 2016, our primary cash outflows consists of the repurchase of common stock of $350.0 million, dividends payments to our stock holders of $40.6 million, and repayment of debt and capital lease obligations of $13.5 million. These cash outflows were partially offset by the term loan for $400.0 million.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of December 31, 2017, our revolving credit facility was undrawn. The interest rate per annum on the two $250.0 million term loan facilities was 2.99% and on the $400.0 million term loan facility was 2.99% as of December 31, 2017. A hypothetical increase in this interest rate of 35 basis points would have resulted in an immaterial impact on earnings before income taxes for the six months ended December 31, 2017.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of December 31, 2017, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $6.6 million for the six months ended December 31, 2017.
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

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Competition Matters
We are involved in several lawsuits that set forth allegations of anti-competitive agreements between ourselves and The Reynolds and Reynolds Company ("Reynolds and Reynolds") relating to the manner in which the defendants control access to, and allow integration with, our DMSs. We have also received from the Federal Trade Commission ("FTC") a Civil Investigative Demand consisting of a request to produce documents relating to any agreement between ourselves and Reynolds and Reynolds.
On February 3, 2017, Motor Vehicle Software Corporation (“MVSC”) filed an antitrust suit against CDK, Reynolds and Reynolds, and Computerized Vehicle Registration, Inc. ("CVR"), a majority owned subsidiary, in the U.S. District Court for the Central District of California, seeking treble damages and injunctive relief; plaintiff amended its complaint on May 1, 2017. On June 15, 2017, the defendants filed motions to dismiss the complaint, and on October 2, 2017 the court ruled on the motions. In its order, the court dismissed several claims with leave to amend, and allowed the remainder to go forward. Plaintiff filed a second amended complaint on November 2, 2017, and defendants moved to dismiss the repleaded counts on November 16, 2017. On November 7, 2017, Defendants moved to transfer and consolidate this action with other pending actions, described below, for consolidated or coordinated pretrial proceedings as part of a Multi-District Litigation ("MDL") proceeding in the U.S. District Court for the Northern District of Illinois. Plaintiffs in the various matters have responded either by objecting to MDL treatment, or by requesting that the MDL proceedings occur in a different jurisdiction. The Judicial Panel on Multidistrict Litigation responsible for ruling on defendants’ MDL motion heard the motion on January 25, 2018.
On May 1, 2017, Authenticom, Inc. ("Authenticom") filed an antitrust suit against our operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the Western District of Wisconsin, seeking treble damages and injunctive relief. Authenticom moved for a preliminary injunction on May 18, 2017, which the court granted on

July 14, 2017. The form of that injunction was handed down by the court on July 28, 2017, and defendants filed notices of appeal on the same day with the U.S. Court of Appeals for the Seventh Circuit. On November 6, 2017, the Court of Appeals vacated the injunction. On July 21, 2017, the defendants filed motions to dismiss the complaint in the district court. Defendants have also moved to have this matter be included as part of an MDL proceeding. On January 12, 2018 the district court granted defendants’ motion for a partial stay of discovery pending a ruling on defendants’ motion for MDL treatment of this matter.
On October 19, 2017, Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram filed a putative class-action antitrust suit against our operating subsidiary, CDK Global, LLC, and Reynolds and Reynolds, in the U.S. District Court for the District of New Jersey, seeking certification as a class action, treble damages, and injunctive and declaratory relief. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations. Defendants have moved to have these putative class actions be included as part of an MDL proceeding.
On December 11, 2017, Cox Automotive, along with multiple subsidiaries, filed a lawsuit against CDK alleging violation of antitrust laws, business torts, and breach of contract in the Western District of Wisconsin, seeking treble damages and injunctive and declaratory relief. We have moved to have this matter be included as part of an MDL proceeding.
We believe that these cases are without merit and we intend to continue to contest the claims in these cases vigorously. Accordingly, legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on our business, results of operations, financial condition, or liquidity.
On June 22, 2017, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between ourselves and Reynolds and Reynolds. We are responding to the request. The request merely seeks information, and no proceedings have been instituted. We believe there has not been any conduct by our company or our current or former employees that would be actionable under the antitrust laws in connection with the agreements between ourselves and Reynolds and Reynolds. At this time, we do not have sufficient information to predict the outcome of, or the cost of responding to or resolving this investigation.
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
During the six months ended December 31, 2017, we generated 19% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom's ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
October 1 - 31, 2017	1,647,921	$65.00	1,641,561	$1,528,694,729
November 1 - 30, 2017	1,497,401	$65.24	1,487,178	$1,431,650,064
December 1 - 31, 2017	1,383,315	$70.41	1,377,852	$1,334,607,011
Total	4,528,637	$66.73	4,506,591
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

CDK Global, Inc. (Registrant)

Date:	January 30, 2018	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	January 30, 2018	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)