Form 10-Q
period 2018-03-31
CDK Global, Inc.
filed 2018-04-26
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2018 was 131,606,996.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues	$576.6	$556.3	$1,704.0	$1,654.8

Expenses:
Cost of revenues	295.0	307.7	893.5	926.0
Selling, general and administrative expenses	121.7	117.4	357.6	342.0
Restructuring expenses	2.5	6.9	16.6	10.3
Total expenses	419.2	432.0	1,267.7	1,278.3
Operating earnings	157.4	124.3	436.3	376.5

Interest expense	(24.1)	(15.1)	(70.6)	(38.1)
Other income, net	1.7	1.2	9.4	2.8

Earnings before income taxes	135.0	110.4	375.1	341.2

Provision for income taxes	(37.2)	(31.6)	(88.0)	(99.6)

Net earnings	97.8	78.8	287.1	241.6
Less: net earnings attributable to noncontrolling interest	1.7	1.5	5.7	4.7
Net earnings attributable to CDK	$96.1	$77.3	$281.4	$236.9

Net earnings attributable to CDK per common share:
Basic	$0.71	$0.53	$2.05	$1.60
Diluted	$0.71	$0.53	$2.03	$1.59

Weighted-average common shares outstanding:
Basic	134.6	145.2	137.2	148.1
Diluted	135.8	146.5	138.5	149.3

Dividends declared per common share	$0.150	$0.140	$0.440	$0.415

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net earnings	$97.8	$78.8	287.1	241.6
Other comprehensive income (loss):
Currency translation adjustments	13.5	8.8	37.6	(22.1)
Other comprehensive income (loss)	13.5	8.8	37.6	(22.1)
Comprehensive income	111.3	87.6	324.7	219.5
Less: comprehensive income attributable to noncontrolling interest	1.7	1.5	5.7	4.7
Comprehensive income attributable to CDK	$109.6	$86.1	$319.0	$214.8

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	March 31,	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$461.4	$726.1
Accounts receivable, net of allowances of $6.3 and $6.3, respectively	395.8	372.1
Other current assets	188.6	180.6
Total current assets	1,045.8	1,278.8
Property, plant and equipment, net	137.3	135.0
Other assets	171.9	184.1
Goodwill	1,226.8	1,181.2
Intangible assets, net	116.1	104.0
Total assets	$2,697.9	$2,883.1

Liabilities and Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$45.5	$46.5
Accounts payable	25.0	38.9
Accrued expenses and other current liabilities	246.3	188.7
Accrued payroll and payroll-related expenses	82.1	106.2
Short-term deferred revenues	181.8	172.3
Total current liabilities	580.7	552.6
Long-term debt and capital lease obligations	2,093.4	2,125.2
Long-term deferred revenues	117.6	136.1
Deferred income taxes	56.3	65.9
Other liabilities	66.9	60.1
Total liabilities	2,914.9	2,939.9

Deficit:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 133.0 and 140.0 shares, respectively	1.6	1.6
Additional paid-in-capital	674.0	608.6
Retained earnings	673.4	452.7
Treasury stock, at cost: 27.4 and 20.3 shares, respectively	(1,626.9)	(1,144.7)
Accumulated other comprehensive income	45.6	8.0
Total CDK stockholders' deficit	(232.3)	(73.8)
Noncontrolling interest	15.3	17.0
Total deficit	(217.0)	(56.8)
Total liabilities and deficit	$2,697.9	$2,883.1

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net earnings	$287.1	$241.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	58.6	52.0
Deferred income taxes	(8.8)	0.3
Stock-based compensation expense	27.9	32.3
Other	2.7	3.2
Changes in operating assets and liabilities, net of effect from acquisitions of businesses:
Increase in accounts receivable	(20.1)	(42.8)
Decrease (increase) in other assets	5.8	(4.5)
(Decrease) increase in accounts payable	(13.6)	1.4
Increase in accrued expenses and other liabilities	2.9	3.7
Net cash flows provided by operating activities	342.5	287.2

Cash Flows from Investing Activities:
Capital expenditures	(36.9)	(47.0)
Proceeds from sale of property, plant and equipment	—	0.5
Capitalized software	(27.3)	(22.9)
Acquisitions of businesses, net of cash acquired	(12.8)	—
Contributions to investments	—	(2.1)
Proceeds from investments	0.8	4.0
Net cash flows used in investing activities	(76.2)	(67.5)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	400.0
Repayments of long-term debt and capital lease obligations	(34.8)	(25.2)
Dividends paid to stockholders	(60.4)	(61.0)
Repurchases of common stock	(438.3)	(350.0)
Proceeds from exercises of stock options	8.2	12.1
Withholding tax payments for stock-based compensation awards	(10.3)	(12.0)
Dividend payments to noncontrolling owners	(7.4)	(3.0)
Payments of deferred financing costs	(0.4)	(2.1)
Acquisition-related payments	(3.0)	(7.2)
Net cash flows used in financing activities	(546.4)	(48.4)

Effect of exchange rate changes on cash and cash equivalents	15.4	(5.2)

Net change in cash and cash equivalents	(264.7)	166.1

Cash and cash equivalents, beginning of period	726.1	219.1

Cash and cash equivalents, end of period	$461.4	$385.2

	Nine Months Ended
	March 31,
	2018	2017
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$78.9	$93.5
Interest	53.2	26.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of Deficit
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Deficit
	Shares Issued	Amount
Balance as of June 30, 2017	160.3	$1.6	$608.6	$452.7	$(1,144.7)	$8.0	$(73.8)	$17.0	$(56.8)
Net earnings	—	—	—	281.4	—	—	281.4	5.7	287.1
Foreign currency translation adjustments	—	—	—	—	—	37.6	37.6	—	37.6
Stock-based compensation expense and related dividend equivalents	—	—	23.6	(0.3)	—	—	23.3	—	23.3
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(25.1)	—	23.0	—	(2.1)	—	(2.1)
Dividends paid to stockholders	—	—	—	(60.4)	—	—	(60.4)	—	(60.4)
Repurchases of common stock	—	—	66.9	—	(505.2)	—	(438.3)	—	(438.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(7.4)	(7.4)
Balance as of March 31, 2018	160.3	$1.6	$674.0	$673.4	$(1,626.9)	$45.6	$(232.3)	$15.3	$(217.0)

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
Transaction revenues. In the RSNA segment, the Company receives fees per transaction for providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, and automotive equity mining. Revenue is recognized at the time the services are rendered. Transaction revenues are recorded in revenues gross of costs incurred when the Company is substantively and contractually responsible for providing the service, software, and/or connectivity to the customers, and therefore, bears the risks and benefits of the contractual arrangement. When the Company is acting as an agent in the transaction, revenue is recorded net of costs incurred.
Other. The Company provides consulting and professional services and sells hardware such as laser printers, networking and telephony equipment, and related items. These revenues are recognized upon their delivery or service completion.
B. Deferred Costs
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that the deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the condensed consolidated balance sheets were $93.4 million and $94.4 million as of March 31, 2018 and June 30, 2017, respectively. Long-term deferred costs classified within other assets on the condensed consolidated balance sheets were $101.3 million and $115.0 million as of March 31, 2018 and June 30, 2017, respectively.
C. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the condensed consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheet. Funds receivable was $32.3 million and $25.7 million, and funds held for clients was $12.2 million and $7.9 million as of March 31, 2018 and June 30, 2017, respectively. Client fund obligation was $44.5 million and $33.6 million as of March 31, 2018 and June 30, 2017, respectively.
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
Pursuant to this policy, the Company recognized expenses of $31.1 million and $35.3 million for the three months ended March 31, 2018 and 2017, respectively, and $103.8 million and $110.1 million for the nine months ended March 31, 2018 and 2017, respectively. These expenses were classified within cost of revenues on the condensed consolidated statements of operations.
E. Fair Value of Financial Instruments
The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 8), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of March 31, 2018 was $1,346.5 million based on quoted market prices for the same or similar instruments and the carrying value was $1,350.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Note 3. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, “Intangibles - Goodwill and Other.” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.
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

Note 4. Acquisitions
Progressus Media LLC
On April 3, 2018, the Company acquired the membership interest of Progressus Media LLC. The acquisition was made pursuant to a membership interest purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The Company paid an initial cash price of $15 million and may pay an additional amount up to $9 million, which represents the maximum contingent consideration payable upon achievement of certain milestones and metrics over a three year period ending on March 31, 2021. The Company is still gathering information necessary to perform the allocation of the purchase price to the fair value of assets acquired and liabilities assumed; therefore, disclosure of this information is impracticable at this time. The final purchase price allocation will be impacted by the estimated fair value of contingent consideration and other related matters.
Dashboard Dealership Enterprises
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises, providers of executive reporting solutions for auto dealers. The acquisition was made pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $21.3 million, which consists primarily of an initial cash price of $12.8 million, the fair value of the holdback provision of $1.9 million, and the fair value of contingent consideration of $6.6 million, which is payable upon achievement of certain milestones and metrics if achieved by December 31, 2018. As of March 31, 2018, the Company recorded $7.6 million of accrued expenses and other current liabilities and $0.9 million of other liabilities for the holdback and contingent consideration.
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

Auto/Mate Dealership Systems
In May 2017, the Company entered into a definitive agreement to acquire Auto/Mate Dealership Systems, a privately held company that provides a suite of DMS products and solutions. In the third quarter of fiscal 2018, the Company and Auto/Mate Dealership Systems terminated the agreement. This outcome followed the decision of the Federal Trade Commission to oppose the proposed acquisition. There was no termination fee.
For the three months ended and nine months ended March 31, 2018, the Company incurred $9.5 million and $13.2 million of costs related to the assessment and integration of acquisitions which are included in selling, general and administrative expenses.

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
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. The Company recognized $2.5 million and $6.9 million of restructuring expenses for the three months ended March 31, 2018 and 2017, respectively, and $16.6 million and $10.3 million for the nine months ended March 31, 2018 and 2017. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $57.6 million. Restructuring expenses are presented separately on the condensed consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2018 and June 30, 2017. The following table summarizes the activity for the restructuring accrual for the nine months ended March 31, 2018:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2017	$6.4	$2.4	$8.8
Charges	15.4	1.8	17.2
Cash payments	(16.8)	(1.4)	(18.2)
Adjustments	(0.5)	(0.1)	(0.6)
Foreign exchange	0.1	—	0.1
Balance as of March 31, 2018	$4.6	$2.7	$7.3

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 9. Net earnings allocated to participating securities were not significant for the three and nine months ended March 31, 2018 and 2017.

The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net earnings attributable to CDK	$96.1	$77.3	$281.4	$236.9

Weighted-average shares outstanding:
Basic	134.6	145.2	137.2	148.1
Effect of employee stock options	0.4	0.6	0.4	0.7
Effect of employee restricted stock	0.8	0.7	0.9	0.5
Diluted	135.8	146.5	138.5	149.3

Basic earnings attributable to CDK per share	$0.71	$0.53	$2.05	$1.60
Diluted earnings attributable to CDK per share	$0.71	$0.53	$2.03	$1.59

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Stock-based awards	—	0.4	0.4	0.8

Note 7. Goodwill and Intangible Assets, Net
Changes in goodwill for the nine months ended March 31, 2018 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2017	$604.6	$214.3	$362.3	$1,181.2
Additions (Note 4)	19.0	—	—	19.0
Currency translation adjustments	0.1	—	26.5	26.6
Balance as of March 31, 2018	$623.7	$214.3	$388.8	$1,226.8

Components of intangible assets, net were as follows:

	March 31, 2018			June 30, 2017
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$197.3	$(123.1)	$74.2	$163.7	$(109.4)	$54.3
Customer lists	179.8	(141.4)	38.4	175.5	(130.0)	45.5
Trademarks	25.0	(24.5)	0.5	25.0	(24.1)	0.9
Other intangibles	6.9	(3.9)	3.0	6.4	(3.1)	3.3
	$409.0	$(292.9)	$116.1	$370.6	$(266.6)	$104.0

Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 4 years (3 years for software and software licenses, 7 years for customer lists, and 2 years for trademarks). Amortization of intangible assets was $7.4 million and $6.9 million for the three months ended March 31, 2018 and 2017, respectively, and $23.2 million and $22.1 million for the nine months ended March 31, 2018 and 2017, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of March 31, 2018 were as follows:

Amount
Three months ending June 30, 2018	$7.8
Twelve months ending June 30, 2019	31.2
Twelve months ending June 30, 2020	26.8
Twelve months ending June 30, 2021	22.3
Twelve months ending June 30, 2022	11.9
Twelve months ending June 30, 2023	6.2
Thereafter	9.9
$116.1

Note 8. Debt
Debt was comprised of the following:

	March 31, 2018	June 30, 2017
Revolving credit facility	$—	$—
2019 term loan facility	206.3	215.6
2020 term loan facility	221.9	231.3
2021 term loan facility	375.0	390.0
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
Capital lease obligations	0.5	1.5
Unamortized debt financing costs	(14.8)	(16.7)
Total debt and capital lease obligations	2,138.9	2,171.7
Current maturities of long-term debt and capital lease obligations	45.5	46.5
Total long-term debt and capital lease obligations	$2,093.4	$2,125.2

Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of March 31, 2018 and June 30, 2017. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
The 2019 and 2020 term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on both the 2019 and 2020 term loan facilities was 3.63% as of March 31, 2018 and 2.98% as of June 30, 2017.
The 2021 term loan bears interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.250% to 2.500% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of Bank of America, (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.750% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.250% to 1.500% per annum based on the Ratings. The interest rate per annum on the 2021 term loan facility was 3.63% as of March 31, 2018 and 2.98% as of June 30, 2017.
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
Unamortized Debt Financing Costs
As of March 31, 2018 and June 30, 2017, gross debt issuance costs related to debt instruments were $22.1 million and $21.7 million, respectively. Accumulated amortization was $7.3 million and $5.0 million as of March 31, 2018 and June 30, 2017, respectively. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated statement of operations.

The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of March 31, 2018 were as follows:

Amount
Twelve months ending March 31, 2019	$45.5
Twelve months ending March 31, 2020	476.3
Twelve months ending March 31, 2021	216.9
Twelve months ending March 31, 2022	315.0
Twelve months ending March 31, 2023	—
Thereafter	1,100.0
Total debt and capital lease obligations	2,153.7
Unamortized debt financing costs	(14.8)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$2,138.9

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
The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation primarily consisted of the following for the three and nine months ended March 31, 2018 and 2017:
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
The following table represents stock-based compensation expense and the related income tax benefits for the three and nine months ended March 31, 2018 and 2017, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Cost of revenues	$1.2	$1.0	$3.7	$3.3
Selling, general and administrative expenses	5.7	10.8	24.2	29.0
Total pre-tax stock-based compensation expense	$6.9	$11.8	$27.9	$32.3

Income tax benefit	$2.1	$4.1	$8.2	$11.1

Stock-based compensation expense for the nine months ended March 31, 2018 consisted of $23.3 million of expense related to equity classified awards and $4.6 million of expense related to liability classified awards. Stock-based compensation expense includes additional expense based on management's assessment that it is probable CDK's performance metrics for fiscal year ending June 30, 2018 ("fiscal 2018") associated with performance-based restricted stock units will exceed target. Additionally, there was $1.5 million of incremental stock-based compensation expense for awards that were modified or expense recognition was accelerated related to an officer's departure for the nine months ended March 31, 2018.
As of March 31, 2018, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $2.1 million, $22.4 million, and $11.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years, 1.6 years, and 1.3 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2017 to March 31, 2018 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2017	1,310	$39.70
Options granted	25	62.03
Options exercised	(309)	26.82
Options canceled	(44)	52.35
Options outstanding as of March 31, 2018	982	$43.76

Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2017	497	214
Restricted shares/units granted	182	78
Restricted shares/units vested	(222)	(138)
Restricted shares/units forfeited	(62)	(8)
Non-vested restricted units/shares as of March 31, 2018	395	146
Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2017	742
Restricted units granted	36
Dividend equivalents	5
Restricted units vested	(9)
Restricted units forfeited	(61)
Non-vested restricted units as of March 31, 2018	713

The following table presents the assumptions used in the binomial model to determine the fair value of stock options granted during the nine months ended March 31, 2018:

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
In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Reform Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Reform Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period. In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” which codified the guidance in SAB 118.

The Company has not completed the accounting for the tax effects of the Tax Reform Act, however, in certain cases, the Company has made reasonable estimates of the effects on the income tax provision. During the three months ended December 31, 2017, the Company revised its annual effective tax rate to consider the impact of the reduced corporate tax rate. Due to the Company's fiscal year, the statutory corporate tax rate for fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis. During the three months ended December 31, 2017 the Company recorded a provisional one-time tax benefit associated with the Tax Reform Act in the amount of $14.1 million. The estimated one-time benefit is recorded in income tax expense and is comprised of $22.6 million for the re-measurement of the Company's net deferred tax liability to reflect the new U.S. tax rate, partially offset by one-time expense of $8.5 million associated with undistributed foreign earnings. Of the $8.5 million associated with undistributed foreign earnings, $4.8 million relates to a deferred tax liability established for foreign taxes on certain accumulated earnings as of December 31, 2017 no longer considered indefinitely reinvested and $3.7 million relates to the one-time transition tax recorded primarily within other liabilities. During the three months ended March 31, 2018, the Company recorded a measurement period adjustment of $0.8 million tax benefit to re-measure the net deferred tax liability as a result of filing the income tax return in the period. The one-time amounts are provisional due to complexities arising from a fiscal year-end, such as forecasting the timing of deferred tax reversals and projecting Earnings and Profits and related foreign tax credits, and are subject to change based on the issuance of additional regulatory guidance. The Company continues to gather additional information and perform analyses to complete its accounting for these items within the measurement period.
The accounting for certain provisions of the Tax Reform Act is incomplete and no provisional estimate has been made as of March 31, 2018. The Company requires additional time to evaluate the GILTI tax and review its outside basis differences in order to conclude on its policy election and the impact on the financial statements. The Company is allowed to make an accounting policy election whether to account for the GILTI tax as a current period expense when incurred or factor the GILTI tax into the measurement of deferred taxes. The Company will make the accounting policy election in the period the accounting is completed. For the items the Company was unable to make a reasonable estimate for, the Company has continued to apply ASC 740, "Income Taxes" based on the tax law in effect immediately prior to enactment of the Tax Reform Act.
The ultimate impact of the Tax Reform Act may differ from the Company's provisional estimates due to changes in interpretations and assumptions, additional regulatory guidance as the interpretation of the Tax Reform Act evolves over time, and actions taken by the Company as a result of the Tax Reform Act. The Company will finalize the provisional amounts during the measurement period as it completes its analysis and accounting. A reasonable estimate of the items for which no estimate has been made will be included in the first reporting period, within the measurement period, in which the Company is able to make a reasonable estimate.
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
The Company recognized receivables from ADP of $1.1 million and $1.0 million as of March 31, 2018 and June 30, 2017, respectively, and payables to ADP of $1.5 million and $1.2 million as of March 31, 2018 and June 30, 2017, respectively, under the tax matters agreement. In accordance with the tax matters agreement, the Company recognized a net pretax gain of $0.4 million in the nine months ended March 31, 2018 in other income, net in the consolidated statement of operations associated with indemnification amounts for pre spin-off tax periods.

Valuation Allowance
The Company had valuation allowances of $21.6 million and $35.1 million as of March 31, 2018 and June 30, 2017, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During the nine months ended March 31, 2018, the valuation allowance balance was decreased by $13.5 million primarily due to the provisional estimate of the corporate rate reduction impact on a capital loss carryforward which reduced the valuation allowance balance by $10.0 million recorded in the three months ended December 31, 2017 and the expiration of certain non-U.S. tax loss carryforwards.
Unrecognized Income Tax Benefits
As of March 31, 2018 and June 30, 2017, the Company had unrecognized income tax benefits of $6.7 million and $6.4 million, respectively, of which $5.3 million and $4.8 million, respectively, would impact the effective tax rate if recognized. During the nine months ended March 31, 2018, the Company decreased its unrecognized income tax benefits related to prior year tax positions by $0.8 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained, offset by an increase of $1.1 million in its unrecognized income tax benefits related to current year tax positions.
Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2018 and 2017 was 27.6% and 28.6%, respectively. The effective tax rate for the three months ended March 31, 2018 was favorably impacted by $7.9 million due to the reduced corporate income tax rate and the $0.8 million measurement period adjustment related to the Tax Reform Act discussed above, partially offset by a $1.2 million return-to-provision adjustment. In addition, the effective tax rate for the three months ended March 31, 2018 and 2017 was favorably impacted by $1.4 million and $3.4 million of excess tax benefits, respectively.
The effective tax rate for the nine months ended March 31, 2018 and 2017 was 23.5% and 29.2%, respectively. The effective tax rate for the nine months ended March 31, 2018 was favorably impacted by $19.7 million for the reduced corporate income tax rate and $14.9 million for the estimated net one-time Tax Reform Act adjustment discussed above partially offset by a $1.2 million return-to-provision adjustment. In addition, the effective tax rate for the nine months ended March 31, 2018 and 2017 was favorably impacted by $5.0 million and $12.1 million of excess tax benefits, respectively.
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

As of February 1, 2018, the following antitrust lawsuits have been transferred to the U.S. District Court for the Northern District of Illinois for consolidated or coordinated for pretrial proceedings as part of a Multi-District Litigation proceeding (“MDL”). Currently, the parties to the MDL are engaged in preliminary proceedings. Each of these lawsuits seeks, among other things, treble damages and injunctive relief.

•
Motor Vehicle Software Corporation (“MVSC”) brought a suit against the Company, Reynolds and Reynolds, and Computerized Vehicle Registration, Inc. ("CVR"), a majority owned subsidiary of the Company. MVSC’s suit was originally filed in the U.S. District Court for the Central District of California on February 3, 2017. Currently, Defendants’ motions to dismiss MVSC’s second amended complaint is under consideration by the court.

•
Authenticom, Inc. brought a suit against CDK Global, LLC (the Company’s operating subsidiary), and Reynolds and Reynolds. Authenticom’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin on May 1, 2017. Defendants’ motions to dismiss are currently pending.

•
Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class-action suit against CDK Global, LLC and Reynolds and Reynolds. Teterboro’s suit was originally filed in the U.S. District Court for the District of New Jersey on October 19, 2017. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding.

•
Cox Automotive, along with multiple subsidiaries (“Cox”), brought suit against CDK Global, LLC. Cox’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin, on December 11, 2017. CDK Global, LLC has moved to dismiss Cox’s claims; that motion is currently being briefed by the parties.

•
Loop LLC d/b/a Autoloop (“Autoloop”) brought suit against CDK Global, LLC in the U.S. District Court for the Northern District of Illinois on April 9, 2018, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings.

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
Other Contingencies

The Company has provided approximately $25.4 million of guarantees as of March 31, 2018 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.

The Company had a total of $1.8 million in letters of credit outstanding as of March 31, 2018 primarily in connection with insurance programs and our foreign subsidiaries.

Note 12. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' (deficit) equity. The Company's other comprehensive income (loss) for the nine months ended March 31, 2018 and 2017 and AOCI balances as of March 31, 2018 and June 30, 2017 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $13.5 million and $8.8 million for the three months ended March 31, 2018 and 2017, respectively, and $37.6 million and $(22.1) million for the nine months ended March 31, 2018 and 2017. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $45.6 million and $8.0 million as of March 31, 2018 and June 30, 2017, respectively.
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
In May 2017, the Company entered into an accelerated share repurchase agreement ("May 2017 ASR") to purchase $350.0 million of the Company's common stock. Under the terms of the May 2017 ASR, the Company made a $350.0 million payment in May 2017 and received initial delivery of approximately 4.5 million of the Company's common stock. In September 2017, the Company received an additional 1.1 million shares of common stock in final settlement of the May 2017 ASR, for a total of 5.6 million shares. The value reflected in treasury stock upon completion of the May 2017 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is less than the $350.0 million cash paid by $3.1 million. Additionally, the Company made open market repurchases of approximately 6.5 million shares of the Company's common stock during the nine months ended March 31, 2018 for a total cost of $438.3 million.
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
During the three months ended March 31, 2018, the Company became aware that certain transaction revenues should have been presented net of costs incurred on the condensed consolidated statement of operations. The Company assessed the materiality and concluded that the impact was not material to previously reported results of operations and had no impact on net earnings. During the three months ended March 31, 2018, the Company took corrective action to present the impacted transaction revenue as net of costs incurred on a prospective basis.

Revenue by segment was as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
CDK North America:
Retail Solutions North America	$409.3	$404.9	$1,209.0	$1,194.1
Advertising North America	74.2	74.5	230.8	230.1
CDK International	93.1	76.9	264.2	230.6
Total	$576.6	$556.3	$1,704.0	$1,654.8

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
Advertising North America revenues are primarily earned for placing internet advertisements for OEMs and automotive retailers.
CDK International revenues are generated primarily from Subscription revenue as described above, aside from the absence of website offerings.

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
CDK North America:
Retail Solutions North America:
Subscription revenue	$326.0	$312.2	$979.0	$941.9
Transaction revenue	39.0	43.6	121.8	133.2
Other revenue	44.3	49.1	108.2	119.0
Total Retail Solutions North America	$409.3	$404.9	$1,209.0	$1,194.1
Advertising North America revenue	74.2	74.5	230.8	230.1
CDK International revenue	93.1	76.9	264.2	230.6
Total	$576.6	$556.3	$1,704.0	$1,654.8

Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
CDK North America:
Retail Solutions North America	$170.5	$159.2	489.0	447.0
Advertising North America	9.5	10.2	29.5	31.5
CDK International	26.3	19.9	70.3	55.1
Other	(71.3)	(78.9)	(213.7)	(192.4)
Total	$135.0	$110.4	375.1	341.2

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
In December 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Reform Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Reform Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period. In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” which codified the guidance in SAB 118.
We have not completed the accounting for the tax effects of the Tax Reform Act, however, in certain cases, we have made reasonable estimates of the effects on the income tax provision. During the three months ended December 31, 2017, we revised our annual effective tax rate to consider the impact of the reduced corporate tax rate. Due to our fiscal year, the statutory corporate tax rate for fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis. In addition, during the three months ended December 31, 2017, we recorded a provisional one-time tax benefit associated with the Tax Reform Act in the amount of $14.1 million. The estimated one-time benefit is recorded in income tax expense and is comprised of $22.6 million for the re-measurement of the net deferred tax liability to reflect the new U.S. tax rate, partially offset by one-time expense of $8.5 million associated with undistributed foreign earnings. Of the $8.5 million associated with undistributed foreign earnings, $4.8 million relates to a deferred tax liability established for foreign taxes on certain accumulated earnings as of December 31, 2017 no longer considered indefinitely reinvested and $3.7 million relates to the one-time transition tax recorded primarily within other liabilities. During the three months ended March 31, 2018, we recorded a measurement period adjustment of $0.8 million tax benefit to re-measure the net deferred tax liability as a result of filing the income tax return in the period. The one-time amounts are provisional due to complexities arising from a fiscal year-end, such as forecasting the timing of deferred tax reversals and projecting Earnings and Profits and related foreign tax credits, and are subject to change based on the issuance of additional regulatory guidance. We continue to gather additional information and perform analyses to complete its accounting for these items within the measurement period.
The accounting for certain provisions of the Tax Reform Act are incomplete and no provisional estimate has been made as of March 31, 2018. We require additional time to evaluate the GILTI tax and review our outside basis differences in order to conclude on a policy election and the impact on the financial statements. We are allowed to make an accounting policy election whether to account for the GILTI tax as a current period expense when incurred or factor the GILTI tax into the measurement of deferred taxes. We will make the accounting policy election in the period the accounting is completed. For the items we were unable to make a reasonable estimate for, we have continued to apply Accounting Standards Codification 740, "Income Taxes" based on the tax law in effect immediately prior to enactment of the Tax Reform Act.
The ultimate impact of the Tax Reform Act may differ from the provisional estimates due to changes in interpretations and assumptions, additional regulatory guidance as the interpretation of the Tax Reform Act evolves over time, and actions taken as a result of the Tax Reform Act. We will finalize the provisional amounts during the measurement period as we complete our analysis and accounting. A reasonable estimate of the items for which no estimate has been made will be included in the first reporting period, within the measurement period, in which we are able to make a reasonable estimate.
We anticipate our GAAP effective tax rate for fiscal 2018 will be 25.0% - 26.0% compared to 30.5% for fiscal year ended June 30, 2017. We believe the adjusted effective tax rate of 29.3% for the nine months ended March 31, 2018 is indicative of the expected full year fiscal 2018 adjusted effective tax rate, see "Consolidated Non-GAAP results" for reconciliation of the nine months ended. As a fiscal year company, we anticipate further reduction in our effective tax rate. Based on our current interpretation of the Tax Reform Act, we anticipate our future annual adjusted effective tax rate will be approximately three to four points lower than fiscal 2018. Both the effective tax rate and adjusted effective tax rate are subject to change pending the finalization of our analysis of the Tax Reform Act.
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
Other
Restructuring expenses associated with the business transformation plan includes employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $2.5 million and $6.9 million of restructuring expenses for the three months ended March 31, 2018 and 2017, respectively, and $16.6 million and $10.3 million for the nine months ended March 31, 2018 and 2017. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $57.6 million. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2018 and June 30, 2017. The following table summarizes the activity for the restructuring accrual for the nine months ended March 31, 2018:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2017	$6.4	$2.4	$8.8
Charges	15.4	1.8	17.2
Cash payments	(16.8)	(1.4)	(18.2)
Adjustments	(0.5)	(0.1)	(0.6)
Foreign exchange	0.1	—	0.1
Balance as of March 31, 2018	$4.6	$2.7	$7.3
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated statements of operations. We recognized other business transformation expense of $10.5 million for the three months ended March 31, 2018, which includes $0.1 million of accelerated depreciation, and $21.3 million for the three months ended March 31, 2017, which includes $0.7 million of accelerated depreciation and $1.7 million of stock-based compensation expense. We recognized other business transformation expense of $40.9 million for the nine months ended March 31, 2018, which includes $0.8 million of stock-based compensation expense and $0.2 million of accelerated depreciation, and $60.9 million for the nine months ended March 31, 2017, which includes $2.3 million of accelerated depreciation and $1.7 million of stock-based compensation expense. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $163.1 million.
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

Results of Operations
The following is a discussion of the results of our consolidated operations for the three and nine months ended March 31, 2018 and 2017. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Revenues	$576.6	$556.3	$20.3	4%	$1,704.0	$1,654.8	$49.2	3%
Cost of revenues	295.0	307.7	(12.7)	(4)%	893.5	926.0	(32.5)	(4)%
Selling, general, and administrative costs	121.7	117.4	4.3	4%	357.6	342.0	15.6	5%
Restructuring expenses	2.5	6.9	(4.4)	n/m	16.6	10.3	6.3	n/m
Total expenses	419.2	432.0	(12.8)	(3)%	1,267.7	1,278.3	(10.6)	(1)%
Operating earnings	157.4	124.3	33.1	27%	436.3	376.5	59.8	16%
Interest expense	(24.1)	(15.1)	(9.0)	60%	(70.6)	(38.1)	(32.5)	85%
Other income, net	1.7	1.2	0.5	42%	9.4	2.8	6.6	n/m
Earnings before income taxes	135.0	110.4	24.6	22%	375.1	341.2	33.9	10%
Margin %	23.4%	19.8%			22.0%	20.6%
Provision for income taxes	(37.2)	(31.6)	(5.6)	18%	(88.0)	(99.6)	11.6	(12)%
Effective tax rate	27.6%	28.6%			23.5%	29.2%
Net earnings	97.8	78.8	19.0	24%	287.1	241.6	45.5	19%
Less: net earnings attributable to noncontrolling interest	1.7	1.5	0.2	13%	5.7	4.7	1.0	21%
Net earnings attributable to CDK	$96.1	$77.3	$18.8	24%	$281.4	$236.9	$44.5	19%
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues. Revenues for the three months ended March 31, 2018 increased $20.3 million as compared to the three months ended March 31, 2017. The CDKI segment contributed $16.2 million of revenue growth, the RSNA segment contributed $4.4 million of revenue growth and the ANA segment revenue decreased by $0.3 million. See the discussion below for drivers of each segment's revenue growth. The impact of foreign exchange rates on revenues was an increase of $11.0 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Pound Sterling and Canadian dollar against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2018 decreased by $12.7 million as compared to the three months ended March 31, 2017. The constant currency impact of foreign exchange rates on cost of revenues was an increase of $5.1 million. Cost of revenues was favorably impacted by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, lower incentive compensation, and lower business transformation expenses partially offset by an increase in depreciation and amortization. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $31.1 million and $35.3 million for the three months ended March 31, 2018 and 2017, respectively, representing 5.4% and 6.3% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2018 increased by $4.3 million compared to the three months ended March 31, 2017. Selling, general and administrative expenses increased due to acquisition transaction and integration-related expenses, legal and regulatory expenses related to competition matters, the constant currency impact of foreign exchange rates of $3.1 million, and costs to implement the new revenue recognition standard partially offset by lower business transformation expenses, stock-based compensation and incentive compensation.
Restructuring Expenses. Restructuring expenses for the three months ended March 31, 2018 decreased by $4.4 million as compared to the three months ended March 31, 2017 and relates to the business transformation plan we initiated in fiscal 2015.

Interest Expense. Interest expense for the three months ended March 31, 2018 increased by $9.0 million as compared to the three months ended March 31, 2017 primarily due to borrowings under our 2027 senior notes in May 2017.
Other Income, net. Other income, net for the three months ended March 31, 2018 increased by $0.5 million as compared to the three months ended March 31, 2017 due primarily fluctuations in foreign exchange gains and losses.
Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2018 and 2017 was 27.6% and 28.6%, respectively. The effective tax rate for the three months ended March 31, 2018 was favorably impacted by $7.9 million due to reduced corporate income tax rate and the $0.8 million measurement period adjustment related to the Tax Reform act discussed above, partially offset by a $1.2 million return-to-provision adjustment. In addition, the effective tax rate for the three months ended March 31, 2018 and 2017 was favorably impacted by $1.4 million and $3.4 million of excess tax benefits, respectively.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended March 31, 2018 increased $18.8 million as compared to the three months ended March 31, 2017. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017
Revenues. Revenues for the nine months ended March 31, 2018 increased $49.2 million as compared to the nine months ended March 31, 2017. The CDKI segment contributed $33.6 million, the RSNA segment contributed $14.9 million and the ANA segment contributed $0.7 million of revenue growth. See the discussion below for drivers of each segment's revenue growth. The impact of foreign exchange rates on revenues was an increase of $20.5 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Canadian dollar and Pound Sterling against the U.S. dollar.
Cost of Revenues. Cost of revenues for the nine months ended March 31, 2018 decreased by $32.5 million as compared to the nine months ended March 31, 2017. The constant currency impact of foreign exchange rates on cost of revenues was an increase of $9.6 million. Cost of revenues was favorably impacted by lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, lower incentive compensation, and lower business transformation expenses partially offset by an increase in depreciation and amortization. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $103.8 million and $110.1 million for the nine months ended March 31, 2018 and 2017, respectively, representing 6.1% and 6.7% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2018 increased by $15.6 million compared to the nine months ended March 31, 2017. Selling, general and administrative expenses increased due to acquisition transaction and integration-related expenses, costs to implement the new revenue recognition standard, legal and regulatory expenses related to competition matters, and the constant currency impact of foreign exchange rates of $5.5 million, offset by lower business transformation expenses, stock-based compensation, and incentive compensation.
Restructuring Expenses. Restructuring expenses for the nine months ended March 31, 2018 decreased by $6.3 million as compared to the nine months ended March 31, 2017 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the nine months ended March 31, 2018 increased by $32.5 million as compared to the nine months ended March 31, 2017 due to borrowings under our 2027 senior notes in May 2017, the full impact of the 2021 term loan and increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment.
Other Income, net. Other income, net for the nine months ended March 31, 2018 increased by $6.6 million as compared to the nine months ended March 31, 2017 due primarily due to a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement and higher interest income in fiscal 2018.
Provision for Income Taxes. The effective tax rate for the nine months ended March 31, 2018 and 2017 was 23.5% and 29.2%, respectively. The effective tax rate for the nine months ended March 31, 2018 was favorably impacted by $19.7 million for the reduced corporate income tax rate and $14.9 million for the estimated net one-time Tax Reform Act adjustment discussed above, partially offset by a $1.2 million return-to-provision. In addition, the effective tax rate for the nine months ended March 31, 2018 and 2017 was favorably impacted by $5.0 million and $12.1 million of excess tax benefits, respectively.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the nine months ended March 31, 2018 increased $44.5 million as compared to the nine months ended March 31, 2017. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
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
Effective July 1, 2017, we are incorporating additional adjustments within our calculations of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted net earnings attributable to CDK per share, adjusted EBITDA, and adjusted EBITDA margin where management has deemed it appropriate to better reflect our underlying operations. For fiscal 2018, management modified the fiscal 2017 adjustments for (i) business transformation expenses and (ii) officer transition expense to remove stock-based compensation expense and will exclude total stock-based compensation expense and certain legal and regulatory expenses related to the competition matter from adjusted earnings before income taxes. There was $1.7 million stock-based compensation expense included in business transformation expenses for the three and nine months ended March 31, 2017.

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

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Revenues	$576.6	$556.3	$20.3	4%	$1,704.0	$1,654.8	$49.2	3%
Impact of exchange rates	(11.0)	—	(11.0)		(20.5)	—	(20.5)
Constant currency revenues	$565.6	$556.3	$9.3	2%	1,683.5	1,654.8	$28.7	2%

Earnings before income taxes	$135.0	$110.4	$24.6	22%	$375.1	$341.2	$33.9	10%
Margin %	23.4%	19.8%			22.0%	20.6%
Restructuring expenses (1)	2.5	6.9	(4.4)		16.6	10.3	6.3
Other business transformation expenses (1)	10.5	19.6	(9.1)		40.1	59.2	(19.1)
Total stock-based compensation (2)	6.9	11.8	(4.9)		27.9	32.3	(4.4)
Acquisition and integration-related costs (3)	9.5	—	9.5		13.2	—	13.2
Officer transition expense (4)	—	—	—		0.6	—	0.6
Legal and regulatory expenses related to competition matters (5)	2.4	—	2.4		5.4	—	5.4
Tax matters indemnification loss/(gain), net (6)	—	—	—		(0.4)	—	(0.4)
Adjusted earnings before income taxes	$166.8	$148.7	$18.1	12%	$478.5	$443.0	$35.5	8%
Adjusted margin %	28.9%	26.7%			28.1%	26.8%
Impact of exchange rates	(3.5)	—	(3.5)		(6.7)	—	(6.7)
Constant currency adjusted earnings before income taxes	$163.3	$148.7	$14.6	10%	$471.8	$443.0	$28.8	7%

Provision for income taxes	$37.2	$31.6	$5.6	18%	$88.0	$99.6	$(11.6)	(12)%
Effective tax rate	27.6%	28.6%			23.5%	29.2%
Income tax effect of pre-tax adjustments (7)	9.9	13.9	(4.0)		31.9	37.0	(5.1)
Excess tax benefit from stock-based compensation(8)	1.4	3.4	(2.0)		5.0	12.1	(7.1)
Pre spin-off filed tax return adjustment (9)	—	—	—		0.4	—	0.4
Impact of U.S. tax reform(10)	0.8	—	$0.8		14.9	—	$14.9
Adjusted provision for income taxes	$49.3	$48.9	$0.4	1%	$140.2	$148.7	$(8.5)	(6)%
Adjusted effective tax rate	29.6%	32.9%			29.3%	33.6%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Net earnings attributable to CDK	$96.1	$77.3	$18.8	24%	$281.4	$236.9	$44.5	19%
Restructuring expenses (1) (11)	2.4	6.9	(4.5)		16.3	10.3	6.0
Other business transformation expenses (1) (11)	10.4	19.6	(9.2)		39.9	59.2	(19.3)
Total stock-based compensation (2) (11)	6.8	11.8	(5.0)		27.8	32.3	(4.5)
Acquisition and integration-related costs (3)	9.5	—	9.5		13.2	—	13.2
Officer transition expense (4)	—	—	—		0.6	—	0.6
Legal and regulatory expenses related to competition matters (5)	2.4	—	2.4		5.4	—	5.4
Tax matters indemnification loss/(gain), net (6)	—	—	—		(0.4)	—	(0.4)
Income tax effect of pre-tax adjustments (7)	(9.9)	(13.9)	4.0		(31.9)	(37.0)	5.1
Excess tax benefit from stock-based compensation(8)	(1.4)	(3.4)	2.0		(5.0)	(12.1)	7.1
Pre spin-off filed tax return adjustment (9)	—	—	—		(0.4)	—	(0.4)
Impact of U.S. tax reform(10)	(0.8)	—	(0.8)		(14.9)	—	(14.9)
Adjusted net earnings attributable to CDK	$115.5	$98.3	$17.2	17%	$332.0	$289.6	$42.4	15%

Diluted earnings attributable to CDK per share	$0.71	$0.53	$0.18	34%	$2.03	$1.59	$0.44	28%
Restructuring expenses (1) (11)	0.02	0.05			0.12	0.07
Other business transformation expenses (1) (11)	0.08	0.13			0.29	0.40
Total stock-based compensation (2) (11)	0.05	0.08			0.20	0.21
Acquisition and integration-related costs (3)	0.07	—			0.10	—
Officer transition expense (4)	—	—			—	—
Legal and regulatory expenses related to competition matters (5)	0.01	—			0.04	—
Tax matters indemnification loss/(gain), net (6)	—	—			—	—
Income tax effect of pre-tax adjustments (7)	(0.07)	(0.10)			(0.23)	(0.25)
Excess tax benefit from stock-based compensation(8)	(0.01)	(0.02)			(0.04)	(0.08)
Pre spin-off filed tax return adjustment (9)	—	—			—	—
Impact of U.S. tax reform(10)	(0.01)	—			(0.11)	—
Adjusted diluted earnings attributable to CDK per share	$0.85	$0.67	$0.18	27%	$2.40	$1.94	$0.46	24%

Weighted-average common shares outstanding:
Diluted	135.8	146.5			138.5	149.3
(1) Restructuring expense recognized in connection with our business transformation plan for the three and nine months ended March 31, 2018 and 2017. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and nine months ended March 31, 2018 and 2017.
(2) Total stock-based compensation expense recognized for the periods presented were included within cost of revenues and selling, general and administrative expenses.
(3) Acquisition and integration-related costs include legal, accounting, other professional fees, and other integration costs incurred in connection with assessment and integration of acquisitions and were included within selling, general and administrative expenses.
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
(10) As a result of the Tax Reform Act, an estimated one-time tax benefit of $23.4 million from the revaluation of the net deferred tax liability partially offset by an estimated one-time expense of $8.5 million associated with undistributed foreign earnings.
(11) The portion of expense related to noncontrolling interest of $0.1 million and $0.3 million has been removed from restructuring expenses and $0.1 million and $0.2 million has been removed from other business transformation expenses for the three months ended and nine months ended March 31, 2018, respectively. Additionally, $0.1 million related to stock-based compensation expense has been removed from other business transformation expenses for the three months ended and nine months ended March 31, 2018.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended March 31, 2018 increased $18.1 million as compared to the three months ended March 31, 2017. Adjusted margin increased from 26.7% to 28.9%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $3.5 million. Adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan and lower incentive compensation. The favorable effects of these items were partially offset by increased interest expense, cost to implement the new revenue recognition standard, and increased depreciation and amortization.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended March 31, 2018 was 29.6% as compared to 32.9% for the three months ended March 31, 2017. The adjusted effective tax rate for the three months ended March 31, 2018 was favorably impacted by $7.9 million due to the reduced corporate income tax rate partially offset by the $1.2 million return-to-provision adjustment.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended March 31, 2018 increased $17.2 million as compared to the three months ended March 31, 2017. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the nine months ended March 31, 2018 increased $35.5 million as compared to the nine months ended March 31, 2017. Adjusted margin increased from 26.8% to 28.1%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $6.7 million. Adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments, lower incentive compensation, and a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement. The favorable effects of these items were partially offset by increased interest expense, cost to implement the new revenue recognition standard, and depreciation and amortization.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the nine months ended March 31, 2018 was 29.3% as compared to 33.6% for the nine months ended March 31, 2017. The adjusted effective tax rate for the nine months ended March 31, 2018 were favorably impacted by $19.7 million due to the reduced corporate income tax rate partially offset by the $1.2 million return-to-provision adjustment.

Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the nine months ended March 31, 2018 increased $42.4 million as compared to the nine months ended March 31, 2017. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Net earnings attributable to CDK	$96.1	$77.3	$18.8	24%	$281.4	$236.9	$44.5	19%
Margin %	16.7%	13.9%			16.5%	14.3%
Net earnings attributable to noncontrolling interest (1)	1.7	1.5	0.2		5.7	4.7	1.0
Provision for income taxes (2)	37.2	31.6	5.6		88.0	99.6	(11.6)
Interest expense (3)	24.1	15.1	9.0		70.6	38.1	32.5
Depreciation and amortization (4)	19.6	17.6	2.0		58.6	52.0	6.6
Total stock-based compensation (5)	6.9	11.8	(4.9)		27.9	32.3	(4.4)
Restructuring expenses (6)	2.5	6.9	(4.4)		16.6	10.3	6.3
Other business transformation expenses (6)	10.4	18.9	(8.5)		39.9	56.9	(17.0)
Acquisition and integration-related costs (7)	9.5	—	9.5		13.2	—	13.2
Officer transition expense (8)	—	—	—		0.6	—	0.6
Legal and regulatory expenses related to competition matters (9)	2.4	—	2.4		5.4	—	5.4
Tax matters indemnification loss/(gain), net (10)	—	—	—		(0.4)	—	(0.4)
Adjusted EBITDA	$210.4	$180.7	$29.7	16%	$607.5	$530.8	$76.7	14%
Adjusted margin %	36.5%	32.5%			35.7%	32.1%
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
(6) Restructuring expense recognized in connection with our business transformation plan for the three and nine months ended March 31, 2018 and 2017. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three and nine months ended March 31, 2018 and 2017. Other business transformation expenses excluded $0.1 million and $0.7 million of accelerated depreciation expense for the three months ended March 31, 2018 and 2017, respectively, and $0.2 million and $2.3 million of accelerated depreciation for the nine months ended March 31, 2018 and 2017, respectively.
(7) Acquisition and integration-related costs include legal, accounting, other professional fees, and other integration costs incurred in connection with assessment and integration of acquisitions and were included within selling, general and administrative expenses.
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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2018 increased $29.7 million as compared the three months ended March 31, 2017. Adjusted margin increased from 32.5% to 36.5%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix and the impact of foreign exchange rates and lower incentive compensation, and the impact of foreign exchange rates. The favorable effects of these items were partially offset by costs to implement the new revenue recognition standard.
Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017
Adjusted EBITDA. Adjusted EBITDA for the nine months ended March 31, 2018 increased $76.7 million as compared the nine months ended March 31, 2017. Adjusted margin increased from 32.1% to 35.7%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement, lower incentive compensation, and the impact of foreign exchange rates. The favorable effects of these items were partially offset by costs to implement the new revenue recognition standard.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three and nine months ended March 31, 2018 and 2017. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Retail Solutions North America Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the RSNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Revenues	$409.3	$404.9	$4.4	1%	$1,209.0	$1,194.1	$14.9	1%
Impact of exchange rates	(1.2)	—	(1.2)		(3.5)	—	(3.5)
Constant currency revenues	$408.1	$404.9	$3.2	1%	$1,205.5	$1,194.1	$11.4	1%

Earnings before income taxes	$170.5	$159.2	$11.3	7%	$489.0	$447.0	$42.0	9%
Margin %	41.7%	39.3%			40.4%	37.4%
Acquisition and integration-related costs	9.5	—	9.5		13.2	—	13.2
Legal and regulatory expenses related to competition matters	2.4	—	2.4		5.4	—	5.4
Adjusted earnings before income taxes	182.4	159.2	23.2	15%	507.6	447.0	60.6	14%
Adjusted Margin %	44.6%	39.3%			42.0%	37.4%
Impact of exchange rates	(0.7)	—	(0.7)		(1.8)	—	$(1.8)
Constant currency earnings before income taxes	$181.7	$159.2	$22.5	14%	$505.8	$447.0	$58.8	13%
During the three months ended March 31, 2018, we became aware that certain transaction revenues should have been presented net of costs incurred on the condensed consolidated statement of operations. We have assessed the materiality and concluded that the impact was not material to previously reported results of operations and no impact on net earnings. During the three months ended March 31, 2018, we took corrective action to present the impacted transaction revenue as net of costs incurred on a prospective basis.

The table below presents revenue by type for the RSNA segment for the three and nine months ended March 31, 2018 and 2017.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Subscription revenue	$326.0	$312.2	$13.8	4%	979.0	941.9	$37.1	4%
Transaction revenue	39.0	43.6	(4.6)	(11)%	121.8	133.2	(11.4)	(9)%
Other revenue	44.3	49.1	(4.8)	(10)%	108.2	119.0	(10.8)	(9)%
Total	$409.3	$404.9	$4.4	1%	1,209.0	1,194.1	$14.9	1%
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues. RSNA revenues increased by $4.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Subscription revenues grew due to an increase in average revenue per DMS customer site of 5%, primarily due to pricing. This was partially offset by a decrease in DMS customer site count from 14,680 sites as of March 31, 2017 to 14,530 sites as of March 31, 2018, and a decrease in the number of websites. Subscription revenues contributed $13.8 million of revenue growth, and includes a favorable currency impact of $1.1 million. Transaction revenues, generated from processing credit reports, vehicle registrations and automotive equity mining, decreased $4.6 million, primarily due to dropped point solutions and revenue presentation change discussed above. Other revenue decreased $4.8 million primarily due to lower hardware sales and includes a favorable currency impact of $0.1 million.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $11.3 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Margin increased from 39.3% to 41.7%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix and lower incentive compensation.
Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017
Revenues. RSNA revenues increased by $14.9 million for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017.
Subscription revenues grew due to an increase in average revenue per DMS customer site of 5%, primarily due to pricing. This was partially offset by a decrease in DMS customer site count from and a decrease in the number of websites. Subscription revenues contributed $37.1 million of revenue growth and includes a favorable currency impact of $3.2 million. Transaction revenues, generated from processing credit reports, vehicle registrations and automotive equity mining, decreased $11.4 million, primarily due to dropped point solutions and revenue presentation change discussed above. Other revenue decreased $10.8 million primarily due to lower hardware sales and includes a favorable currency impact of $0.3 million.
Earnings before Income Taxes. RSNA earnings before income taxes increased by $42.0 million for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Margin increased from 37.4% to 40.4%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix, lower incentive compensation, and a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement.

Advertising North America Segment
There were no non-GAAP adjustments to the ANA segment for the three and nine months ended March 31, 2018 and 2017. The table below presents revenues and earnings before income taxes for the ANA segment.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Revenues	$74.2	$74.5	$(0.3)	—%	$230.8	$230.1	$0.7	—%

Earnings before income taxes	$9.5	$10.2	$(0.7)	(7)%	$29.5	$31.5	$(2.0)	(6)%
Margin %	12.8%	13.7%			12.8%	13.7%
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues. ANA revenues decreased by $0.3 million to $74.2 million for the three months ended March 31, 2018 as compared to $74.5 million for the three months ended March 31, 2017. The overall decrease was due to a reduction in local marketing association internet advertising placements and certain OEM funded advertising placements, partially offset by an increase in new dealer spend.
Earnings before Income Taxes. ANA earnings before income taxes decreased by $0.7 million to $9.5 million for the three months ended March 31, 2018 as compared to $10.2 million for the three months ended March 31, 2017. Margin decreased from 13.7% to 12.8%. ANA margin decline was primarily due to a shift in revenue mix.
Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017
Revenues. ANA revenues increased by $0.7 million to $230.8 million for the nine months ended March 31, 2018 as compared to $230.1 million for the nine months ended March 31, 2017. The overall increase was due to an increase in local marketing association internet advertising placements and new dealer spend, partially offset by a reduction in certain OEM funded advertising placements.
Earnings before Income Taxes. ANA earnings before income taxes decreased by $2.0 million to $29.5 million for the nine months ended March 31, 2018 as compared to $31.5 million for the nine months ended March 31, 2017. Margin decreased from 13.7% to 12.8%. ANA margin decline was primarily due to a shift in revenue mix.
CDK International Segment
There were no non-GAAP adjustments to the CDKI segment for the three and nine months ended March 31, 2018 and 2017. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency earnings before income taxes for the CDKI segment.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Revenues	$93.1	$76.9	$16.2	21%	$264.2	$230.6	$33.6	15%
Impact of exchange rates	(9.8)	—	(9.8)		(17.0)	—	(17.0)
Constant currency revenues	$83.3	$76.9	$6.4	8%	$247.2	$230.6	$16.6	7%

Earnings before income taxes	$26.3	$19.9	$6.4	32%	$70.3	$55.1	$15.2	28%
Margin %	28.2%	25.9%			26.6%	23.9%
Impact of exchange rates	(2.3)	—	(2.3)		(4.0)	—	(4.0)
Constant currency earnings before income taxes	$24.0	$19.9	$4.1	21%	$66.3	$55.1	$11.2	20%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues. CDKI revenues increased by $16.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. CDKI revenues were impacted primarily by the strength of the Euro, the Pound Sterling, and the Danish Krone against the U.S. dollar, which contributed to an increase of $9.8 million, or 13 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site and an increase in DMS customer site count.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $6.4 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Margin increased from 25.9% to 28.2%. International earnings before income taxes were favorably impacted by increased average revenue per customer site and operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan.
Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017
Revenues. CDKI revenues increased by $33.6 million for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. CDKI revenues were impacted by the strength of the Euro, the Pound Sterling, and the Danish Krone against the U.S. dollar, which contributed to an increase of $17.0 million, or 8 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site, an increase in DMS customer site count, and accelerated deferred revenue due to an early contract termination.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $15.2 million for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Margin increased from 23.9% to 26.6%. International earnings before income taxes were favorably impacted by increased average revenue per customer site and operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2018	2017	$	%	2018	2017	$	%
Loss before income taxes	$(71.3)	$(78.9)	$7.6	10%	$(213.7)	$(192.4)	$(21.3)	(11)%
Restructuring expenses	2.5	6.9	(4.4)		16.6	10.3	6.3
Other business transformation expenses	10.5	19.6	(9.1)		40.1	59.2	(19.1)
Total stock-based compensation	6.9	11.8	(4.9)		27.9	32.3	(4.4)
Officer transition expense	—	—	—		0.6	—	0.6
Tax matters indemnification gain	—	—	—		$(0.4)	$—	(0.4)
Adjusted loss before income taxes	$(51.4)	$(40.6)	$(10.8)	(27)%	$(128.9)	$(90.6)	$(38.3)	(42)%
Impact of exchange rates	(0.5)	—	(0.5)		(0.9)	—	(0.9)
Constant currency adjusted loss before income taxes	$(51.9)	$(40.6)	$(11.3)	(28)%	$(129.8)	$(90.6)	$(39.2)	(43)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Loss before Income Taxes. The Other loss before income taxes decreased by $7.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The Other loss before income taxes was unfavorably impacted by increased interest expense due to borrowings under our 2027 senior notes in May 2017 and costs to implement the new revenue recognition standard partially offset by lower incentive compensation.

Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017
Loss before Income Taxes. The Other loss before income taxes increased by $21.3 million for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. The Other loss before income taxes was unfavorably impacted by increased interest expense due to borrowings under our 2027 notes in May 2017, the impact of the 2021 term loan facility in December 2016, and an increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment. In addition, loss before income taxes increased due to costs to implement the new revenue recognition standard partially offset by the favorable impact of higher interest income and lower incentive compensation.
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
As of March 31, 2018, cash and cash equivalents were $461.4 million, total CDK stockholders' deficit was $232.3 million, and total debt was $2,138.9 million, which is net of unamortized financing costs of $14.8 million. Working capital at March 31, 2018 was $510.6 million, as compared to $772.7 million as of June 30, 2017. Working capital as presented herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principals of $250.0 million, a term loan facility with initial principal of $400.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, and 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of March 31, 2018.
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
Of the $461.4 million of cash and cash equivalents held as of March 31, 2018, $246.9 million was held by our foreign subsidiaries. In the second quarter of fiscal year 2018, we concluded that approximately $244.0 million of accumulated foreign earnings as of December 31, 2017 were no longer indefinitely reinvested. We concluded the earnings were no longer indefinitely reinvested during the quarter ended December 31, 2017 after considering cash flow forecasts, anticipated cash outflows for potential acquisitions in the U.S., and in light of the fact that the earnings were deemed repatriated and taxed due to the one-time transition tax included in the Tax Reform Act. We considered the incremental cost of repatriating the foreign earnings, such as foreign withholding taxes, and concluded the earnings would be repatriated to the U.S. Accordingly, during the second quarter of fiscal year 2018, we recorded an estimated one-time tax expense of $8.5 million on undistributed foreign earnings as of December 31, 2017, consisting of $3.7 million for the deemed repatriation of undistributed foreign earnings under the Tax Reform Act and $4.8 million for foreign withholding taxes.
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
Dividends to Common Stockholders
In November 2017, the Board of Directors approved a $0.01 increase in the quarterly cash dividend to an annual rate of $0.60 per share. During the three months ended March 31, 2018, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on March 29, 2018 to shareholders of record at the close of business on March 1, 2018. We paid dividends of $60.4 million during the nine months ended March 31, 2018, and $61.0 million during the nine months ended March 31, 2017, respectively.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the nine months ended March 31, 2018 and 2017, are summarized as follows:

	Nine Months Ended
	March 31,
	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$342.5	$287.2	$55.3
Investing activities	(76.2)	(67.5)	(8.7)
Financing activities	(546.4)	(48.4)	(498.0)
Effect of exchange rate changes on cash and cash equivalents	15.4	(5.2)	20.6
Net change in cash and cash equivalents	$(264.7)	$166.1	$(430.8)
Net cash flows provided by operating activities were $342.5 million for the nine months ended March 31, 2018 as compared to $287.2 million for the nine months ended March 31, 2017. This $55.3 million increase was due to an increase in net earning adjusted for non-cash items of $38.1 million when compared to the nine months ended March 31, 2017 due to earnings growth in our business and an increase of $17.2 million in net working capital components, which was due primarily due to timing of cash received from our customers and of cash payments made to our vendors.
Net cash flows used in investing activities were $76.2 million for the nine months ended March 31, 2018 as compared to net cash flows used in investing activities of $67.5 million for the nine months ended March 31, 2017. This $8.7 million increase in cash used in investing activities was primarily due to an increase in cash used for the acquisition of Dashboard Dealership Enterprises the nine months ended March 31, 2018.

Net cash flows used in financing activities were $546.4 million for the nine months ended March 31, 2018 as compared to $48.4 million for the nine months ended March 31, 2017. During the nine months ended March 31, 2018, our primary cash outflows consists of the repurchase of common stock of $438.3 million, dividends payments to our stock holders of $60.4 million, and repayment of debt and capital lease obligations of $34.8 million. During the nine months ended March 31, 2017, our primary cash outflows consists of the repurchase of common stock of $350.0 million, dividends payments to our stock holders of $61.0 million, and repayment of debt and capital lease obligations of $25.2 million. These fiscal 2017 cash outflows were partially offset by the term loan for $400.0 million.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of March 31, 2018, our revolving credit facility was undrawn. The interest rate per annum on the two $250.0 million term loan facilities was 3.63% and on the $400.0 million term loan facility was 3.63% as of March 31, 2018. A hypothetical increase in this interest rate of 40 basis points would have resulted in a $2.5 million impact on earnings before income taxes for the nine months ended March 31, 2018.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of March 31, 2018, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $10.4 million for the nine months ended March 31, 2018.
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

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of February 1, 2018, the following antitrust lawsuits have been transferred to the U.S. District Court for the Northern District of Illinois for consolidated or coordinated for pretrial proceedings as part of a Multi-District Litigation proceeding (“MDL”). Currently, the parties to the MDL are engaged in preliminary proceedings. Each of these lawsuits seeks, among other things, treble damages and injunctive relief.

•
Motor Vehicle Software Corporation (“MVSC”) brought a suit against the Company, Reynolds and Reynolds, and Computerized Vehicle Registration, Inc. ("CVR"), a majority owned subsidiary of the Company. MVSC’s suit was originally filed in the U.S. District Court for the Central District of California on February 3, 2017. Currently, Defendants’ motions to dismiss MVSC’s second amended complaint is under consideration by the court.

•
Authenticom, Inc. brought a suit against CDK Global, LLC (the Company’s operating subsidiary), and Reynolds and Reynolds. Authenticom’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin on May 1, 2017. Defendants’ motions to dismiss are currently pending.

•
Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class-action suit against CDK Global, LLC and Reynolds and Reynolds. Teterboro’s suit was originally filed in the U.S. District Court for the District of New Jersey on October 19, 2017. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding.

•
Cox Automotive, along with multiple subsidiaries (“Cox”), brought suit against CDK Global, LLC. Cox’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin, on December 11, 2017. CDK Global, LLC has moved to dismiss Cox’s claims; that motion is currently being briefed by the parties.

•
Loop LLC d/b/a Autoloop (“Autoloop”) brought suit against CDK Global, LLC in the U.S. District Court for the Northern District of Illinois on April 9, 2018, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings.

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
During the nine months ended March 31, 2018, we generated 20% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom's ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
January 1 - 31, 2018	143,555	$71.58	135,471	$1,324,902,607
February 1 - 28, 2018	674	$70.25	—	$1,324,902,607
March 1 - 31, 2018	1,661,512	$68.14	1,661,220	$1,211,707,152
Total	1,805,741	$68.41	1,796,691
(1) Pursuant to the Company's 2014 Omnibus Award Plan, shares of our common stock may be withheld upon exercise of stock options or vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purposes are included in the total number of shares purchased.
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

CDK Global, Inc. (Registrant)

Date:	April 26, 2018	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	April 26, 2018	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)