Form 10-K
period 2018-06-30
CDK Global, Inc.
filed 2018-08-14
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of common stock held by non-affiliates of the registrant, as of December 29, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $9.6 billion.

The number of shares outstanding of the registrant’s common stock as of August 9, 2018 was 129,440,956.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2018.

Part I
Item 1. Business
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on management’s expectations and assumptions as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I–“Risk Factors.”
CDK Global, Inc. is the former Dealer Services division of Automatic Data Processing, Inc. (“ADP”). We were incorporated in Delaware as a wholly-owned subsidiary of ADP on September 29, 2014 and began operating as an independent public company on September 30, 2014. Our principal corporate offices are located in Hoffman Estates, Illinois. Our common stock is listed on the Nasdaq Global Select Market under the symbol “CDK.”
As used herein, “CDK Global,” “CDK,” the “Company,” “we,” “our,” and similar terms include CDK Global, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
Overview
Our purpose is to enable end-to-end automotive commerce across the globe. For over 40 years, CDK Global has served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the advertising, acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 28,000 retail locations and most OEMs.
We have organized our operations into two main operating groups, CDK North America and CDK International. CDK North America comprises two reportable operating segments, Retail Solutions North America (“RSNA”) and Advertising North America (“ANA”). CDK International (“CDKI”) is also a reportable operating segment. Additional information on our reportable segments and geographic areas is contained in Item 8 of Part II, “Financial Statements and Supplementary Data - Note 18 - Financial Data by Segment.”
Our Strategy
To enable end-to-end automotive commerce, our strategy is to invest for the long-term in integrated software products and an open technology platform that can deliver seamless, workflow-driven solutions for our customers. The automotive retail market is evolving and demand for new and integrated technology solutions is growing: consumers increasingly expect a seamless omnichannel experience when purchasing or servicing vehicles; OEMs see technology as a tool to ensure a consistent and positive customer experience across their retail networks; and retailers are seeking integrated workflow technology solutions to help them improve both customer satisfaction and dealership cost structure. We believe that the best way to compete in a world with numerous providers of unconnected software solutions for numerous automotive retailers, OEMs, consumers, and vehicles is to provide integrated technology solutions and platform tools that can connect the disparate elements to create continuous retail workflows.
Our Business
We generate revenue primarily by providing a broad suite of subscription-based software and technology solutions for automotive retailers through our RSNA and CDKI segments. We are focused on the use of software-as-a-service (“SaaS”) and mobile-centric solutions that are highly functional, flexible, and fast. Our flagship Dealer Management System (“DMS”) software solutions are hosted enterprise resource planning applications tailored to the unique requirements of the retail automotive industry. Our DMS products facilitate the sale of new and used vehicles, consumer financing, repair and maintenance services, and vehicle and parts inventory management. Additionally, these solutions enable company-wide accounting, financial reporting, cash flow management, and payroll services. Our DMSs are typically integrated with OEM data processing systems that enable automotive retailers to order vehicles and parts, receive vehicle records, process warranties, and check recall campaigns and service bulletins while helping them to fulfill their franchisee responsibilities to their OEM franchisors.
Complimentary to our core DMSs in the RSNA segment, we also provide a portfolio of layered software applications and services to address the unique needs of automotive retail workflows. These solutions are often tightly integrated to and targeted at users of our DMSs, but may, in some cases, be provided to customers that do not otherwise use our DMS. Our principal layered applications are:

Solutions	Description
Vehicle Sales Solutions	Technology tools and services to streamline the entire vehicle inventory, sales, and finance and insurance (“F&I”) process
Fixed Operations Solutions	Solutions to manage the parts and service profit center of dealerships, including customer targeting, appointment scheduling, on-site workflow, and billing
Customer Relationship Management Solutions	Software to manage interactions with current and prospective customers
Financial Management Solutions	Value-added capabilities for accounts payable, payments, and payroll
Document Management Solutions	Document creation and archiving solutions to address the complex automotive retail sales process
Network Management Solutions	Wired and wireless network solutions to support dealer connectivity and security efforts
Integrated Telephony Management Solutions	Integrated telephony solutions that allow automotive retailers to connect and communicate via presence, instant messaging, voice, and video
Websites	Proprietary internet content delivery platform for providing compelling, dynamic websites for auto retailers
In the RSNA segment, we further connect the automotive ecosystem by providing third party retail solution providers with robust and secure interfaces to the core DMS through our Partner Program. For both automotive retailers and OEMs we provided data management and business intelligence solutions that extract, cleanse, normalize, enhance, and distribute data and to provide actionable insights.
In both our RSNA and CDKI segments, we offer automotive retailers and OEMs a variety of professional services, custom programming, consulting, implementation and training solutions, as well as a full range of customer support solutions.
In addition to providing solutions to automotive retailers and OEMs, our RSNA segment also provides solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.
Through our ANA segment, we provide advertising solutions, including management of digital advertising spend, for primarily North American automotive retailers, automotive retailer associations, and OEMs. These solutions provide a coordinated offering across multiple marketing channels to help achieve customer marketing and sales objectives and coordinate execution between OEMs and their retailer networks. Primarily driven by revenue generated through our ANA and RSNA segments, our largest customer is General Motors. We generated approximately 9% of our consolidated revenues from a combination of General Motors and General Motors automotive retailers during the fiscal year ended June 30, 2018 ("fiscal 2018").
Product Development and Innovation
Our ability to strengthen and extend our solutions portfolio is a key element of our business strategy. We execute on this strategy through a combination of development and the selective pursuit of strategic acquisitions. In our fiscal years ended June 30, 2018, June 30, 2017 ("fiscal 2017"), and June 30, 2016 ("fiscal 2016"), we spent $131.3 million, $150.0 million, and $161.0 million, respectively, to research, develop, and deploy new and enhanced solutions for our customers. Additionally, we had cash flows used for qualifying capitalized software development cost of $41.1 million, $31.8 million, and $13.5 million in fiscal 2018, 2017, and 2016, respectively.
In addition to the ongoing investment to enhance existing solutions within our core business, we also invest in long- and medium-term product innovation aligned with our strategy. For example, the Fortellis Automotive Commerce Exchange under development is expected to be the foundation of our open technology platform for automotive commerce. Within the automotive commerce market, Fortellis will allow CDK Global and third parties to develop adaptive and interchangeable application programming interfaces ("APIs") that can be used to connect existing technology solutions and build new solutions quickly and with high levels of reliability. Similarly, we are developing Drive Flex DMS, a cloud-based DMS designed for smaller dealerships that will introduce an innovative, adaptive commercial model in addition to new technology. We are developing these solutions using a methodical and measured approach with respect to capital and resource allocation. We believe these investments align to our strategy and will position CDK Global to take advantage of the evolving automotive retail market.

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
Each of our solutions faces competition from an array of solution providers. For our DMS solutions in North America, our principal competitors are Reynolds and Reynolds, Dealertrack (Cox Automotive), Auto/Mate, AutoSoft, PBS Systems, and various local and regional providers. For our CDKI segment, DMS competition is principally from local and regional providers. The most significant competitive factors that we face across our solutions are price, breadth of features and functionality, user experience, quality, brand, scalability, and service capability.
Regulation
The automotive retail industry is highly regulated and automotive retailers and OEMs are subject to a broad array of complex regulations governing virtually every aspect of their operations. Our customers must ensure their compliance with their regulatory requirements, and, in turn, we must ensure that our solutions effectively address their regulatory compliance needs.
Because our business delivers solutions across a broad spectrum of automotive retailer operations, our activities are impacted by a wide variety of federal, state, local, and international laws and regulations. Central to the value of our Document Management Solutions, for example, is that the forms we provide for our customers meet the requirements of their applicable laws. Likewise, within our Vehicle Sales Solutions, our electronic vehicle registration service is dependent on our compliance with complex and detailed regulatory requirements. Across our portfolio of automotive retail solutions, we are focused on ensuring that we meet our regulatory compliance obligations and that our solutions enable our customers to comply with the laws and regulations applicable to them. See “Risk Factors-Risks Relating to Our Business" for additional information regarding the application and impact of laws and regulations on our operations.
Privacy and Data Protection Regulations
We are subject to a number of federal, state, and foreign laws and regulations regarding data governance and the privacy and protection of personal data. For example, under the Gramm-Leach-Bliley Act (the “GLB Act”), automotive retailers are generally deemed to be regulated financial institutions and therefore are subject to the GLB Act and applicable regulations, including the Federal Trade Commission's ("FTC") Privacy Rule and Safeguards Rule. In our capacity as a service provider to automotive retailers, we generally commit to our customers that we will handle non-public personal information consistent with the GLB Act and the related regulations. Similarly, many United States ("U.S.") states and foreign jurisdictions have adopted regulations that impose obligations on businesses that handle personal information, including notification requirements in the event of data breaches relating to personal data, as well as minimum security standards with respect to the handling and transmission of personal data. For a discussion of privacy and data protection regulation and the potential impacts on our business, see “Risk Factors-Risks Relating to Our Business.”
Seasonality in Our Business
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
Employees
As of June 30, 2018, we had a total of approximately 8,500 full-time employees worldwide. None of our employees in the United States are represented by a collective bargaining agreement. We have work councils and statutory employee representation obligations in certain countries outside the United States. We believe that relations with our employees are good.

Available Information
Our investor relations website is investors.cdkglobal.com. We encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics), and select press releases.

Item 1A. Risk Factors
You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the risk factors that could materially affect our business, results of operations, and financial condition. However, the risks and uncertainties described below are not the only risks and uncertainties facing us; our business is also subject to general risks and uncertainties that affect many other companies, and may be subject to additional risks and uncertainties not currently known to us or that we currently believe to be immaterial, and such risks and uncertainties may have a material adverse effect on our business, results of operations, and financial condition. If any of the following risks and uncertainties develop into actual events, they could have a material adverse effect on our business, results of operations, and financial condition.
Risks Relating to Our Business
We face intense competition. If we do not continue to compete effectively against other providers of technology solutions to automotive retailers, OEMs, and other participants in the automotive retail industry, it could have a material adverse effect on our business, results of operations, and financial condition.
Competition among automotive retail solutions and advertising solutions providers is intense. The industry is highly fragmented and subject to changing technology, shifting customer needs, and frequent introductions of new solutions. We have a variety of competitors both for our integrated solutions and for each of our individual solutions. For example:

•
for our DMS solutions in North America, our principal competitors are Reynolds and Reynolds, Dealertrack (Cox Automotive), Auto/Mate, AutoSoft, PBS Systems and various local and regional providers; and

•	for our CDKI segment, DMS competition is principally from local and regional providers.
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
Market trends that negatively impact the automotive retail industry may affect our business by reducing the number and/or size of actual or potential customers or the money that actual or potential customers are willing or able to spend on our solution portfolio. Such market factors include:

•	the adverse effect of long-term wage stagnation on the purchasing power of vehicle purchasers and the number of vehicle purchasers;

•	pricing and purchase incentives for vehicles;

•	disruption in the available inventory of vehicles;

•	disruption in the franchised automotive retailer dealership model, including potential disintermediation by emerging business models;

•	reductions in growth or decreases of automotive retailer spend on technology;

•	contractions in the number of franchised automotive retailers;

•	market oversupply of vehicles and declining used-vehicle pricing;

•	the expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties and the development of shared-use mobility;

•	the cost of gasoline and other forms of energy;

•	the availability and cost of credit to finance the purchase of vehicles and excess negative equity in existing vehicle loans;

•	the effect of adverse macroeconomic conditions on consumer shopping activity and the demand for advertising that may cause our advertisers to reduce their advertising budget allocations;

•	increased federal and other taxation; and

•	reductions in business and consumer confidence.
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
Some of our products, such as our advertising and website solutions, are primarily sold to or through OEMs and depend on us maintaining strong relationships with those OEMs. Our advertising and website solutions are primarily marketed and delivered through programs sponsored or endorsed by OEMs, the most significant of which is General Motors. We generated approximately 9% of our consolidated revenues from a combination of General Motors and General Motors automotive retailers during fiscal year 2018, and as of June 30, 2018, General Motors accounted for 11% of our accounts receivable. OEM switching costs for advertising and website solutions are generally low and our agreements with such customers generally may be terminated by each OEM on short notice, with or without cause, do not automatically renew upon expiration and have no minimum volume or payment requirements. In addition, if renewed, such agreements may shift from exclusive to multi-vendor relationships. Finally, advertising budget allocations by our customers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can have a material negative impact on consumer shopping activity and the demand for advertising that may cause our advertisers to reduce their advertising budget allocations. The termination, or renewal on less beneficial terms, of one or more of these relationships, changes in our customers’ advertising budget allocations or marketing strategies, or a change in the economy could result in a decline in the level of advertising and website services that they purchase from us, which in turn could have a material adverse effect on our business, results of operations, and financial condition.
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
During fiscal 2015, we initiated a business transformation plan described under "Business Transformation Plan" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of Part II of this Annual Report on Form 10-K. We may not realize, in full or in part, the anticipated benefits and savings from the business transformation plan due to unforeseen difficulties, delays, or unexpected costs, which may adversely affect our business and results of operations, and even if the anticipated benefits and savings are substantially realized, there may be consequences or business impacts that were not expected.
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
Effective succession planning is important to our long-term success. Disruptions in future leadership transitions or reorganizations could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our ability to attract and retain other key executives.
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
We depend upon the sustained and uninterrupted performance of numerous proprietary and third-party technologies to deliver our solution portfolio. If one or more of those technologies cannot scale to meet demand, or if there are human or technological errors in our execution of any feature or functionality using any such technologies, then our business may be harmed. Because our software is often complex, undetected errors and failures may occur, especially when new versions or updates are made. Despite testing by us, errors or bugs in our solutions may not be found until the software or service is in active use by us or our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our solutions, which could result in customer dissatisfaction and adversely impact the perceived utility of our solutions as well as our brand. Any of these real or perceived errors, failures, or bugs could result in negative publicity, reputational harm, loss of or delay in market acceptance of our solutions, loss of competitive position or claims by customers for losses sustained by them, all of which, along with the costs of responding to such effects, may have a material adverse effect on our business, results of operations, and financial condition.
Data security concerns relating to our technology or services could damage our reputation and deter current and potential customers from using our products and services. If our security measures fail to prevent the improper use and disclosure of our customers’ data, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
We handle substantial amounts of confidential information, including personal information of our employees and customers' consumers and employees. Our success depends on the confidence of OEMs, dealers, lenders, major credit reporting agencies and other data providers, and other users of (or participants in) our solutions, in our ability to store, process, and transmit this confidential information securely (whether over the internet or otherwise), and to operate our computer systems and operations without significant disruption or failure.
Our computer systems experience cyber attacks of varying degrees on a regular basis. These cyber attacks may lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of data that we store, process and transmit. Our security measures may also fail to prevent unauthorized access to our systems and data may be exfiltrated and improperly used or disclosed due to employee error, malfeasence, system errors, or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. While security measures are in place, concerns over the security of third-party data that we store, process, and transmit, which may be heightened by any well-publicized compromise of security, may deter customers from using our solution portfolio and/or deter vendors from providing their solutions to us. Moreover, if our security measures fail to prevent unauthorized access to such data, our solutions may be perceived as not being secure and our customers may curtail or stop using our solutions and/or vendors may curtail or stop providing their solutions to us. Any failure of, or lack of confidence in, the security of our solutions could have a material adverse effect on our business, results of operations, and financial condition.
Despite our focus on data security, we may not be able to stop unauthorized attempts to gain access to data that we store and process, or to stop disruptions in the transmission or provision of data and communications or other data by us. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the controls used by our solutions to protect data contained in our, our customers’ and/or our vendors’ databases and the information being stored, transferred, or processed. While warranties and liabilities are usually limited in our customer and vendor contracts, they or other third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information of consumers. In addition, while effort has been expanded to have insurance to cover these losses, we may be required to expend significant capital and other resources to protect against or alleviate any problems caused by actual or threatened cyber attacks or unauthorized access to such data. Our security measures may not be sufficient to prevent security breaches, and any failure to prevent the improper use and disclosure of data and/or to adequately alleviate any problems caused by such improper use and disclosure could have a material adverse effect on our business, results of operations, and financial condition.
Interruption or failure of our networks, systems, and infrastructure could hurt our ability to effectively provide our products and services, which could damage our reputation and/or subject us to litigation or contractual penalties.
The availability of our products and services depends on the continuing operation of our network and systems. From time to time, we have experienced, and may experience in the future, network or system slowdowns and interruptions. These network and system slowdowns and interruptions may interfere with our ability to do business. While the appropriate upgrades to various systems, shoring up backup processes, and other measures to protect against data loss and system failures have been implemented and tested, there is still risk that we may lose critical data or experience network failures.
Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, cloud computing, transportation, or other services facilities used by us or third parties with which we conduct business. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited, to natural disasters, war, civil unrest, economic or political developments, pandemics, and weather events.

Such network, system or infrastructure failures or disruptions could result in lengthy interruptions in our service and lost revenue opportunities for our customers, which could result in litigation against us and/or our customers may curtail or stop using our solutions or vendors may curtail or stop providing their solutions to us. Additionally, we have service level agreements with certain of our customers that may result in penalties or trigger cancellation rights in the event of a network or system slowdown or interruption. Any of these could have a material adverse effect on our business, results of operations, and financial condition.
Our business is directly and indirectly subject to, and impacted by, extensive and complex laws and regulations in the U.S. and abroad, and new laws and regulations and/or changes to existing laws and regulations may negatively impact our business, results of operations, and financial condition.
Our business is directly and indirectly subject to, and impacted by, numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. Compliance with complex foreign and U.S. laws and regulations that apply to our operations increases our costs and may impede our competitiveness. In addition, failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in applicable jurisdictions or the imposition of civil and criminal penalties, including fines or exposure to civil litigation. New regulations and/or changes to existing regulations could require us to modify our business practices, including modify the manner in which we contract with or provide products and services to our customers; directly or indirectly limit how much we can charge for our services; require us to invest additional time and resources to comply with such regulations; or limit our ability to update our existing products and services, or require us to develop new ones.
In addition to the data privacy and security laws and regulations mentioned below, our business is also directly or indirectly governed by domestic and international laws and regulations relating to issues such as information services, telecommunications, antitrust or competition, employment, motor vehicle and manufacturer licensing or franchising, vehicle registration, advertising, taxation, consumer protection, and accessibility. We must also comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Anti-Bribery Act and the Criminal Law and Anti-Unfair Competition Law of the People’s Republic of China. In addition, motor vehicle and manufacturer licensing, franchising and advertising is highly regulated at the state level and is subject to changing legislative, regulatory, political, and other influences. Such state laws are complex and subject to frequent change. The application of this framework of laws and regulations to our business is complex and, in many instances, is unclear or unsettled, which in turn increases our cost of doing business, may interfere with our ability to offer our solutions competitively in one or more jurisdictions and may expose us and our employees to potential fines, penalties or other enforcement actions. In some cases, our customers may seek to impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from our existing solutions or processes and may require engineering and other costly resources to accommodate.
In addition, we are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits from regulatory authorities, particularly in the area of competition. On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between the Company and Reynolds and Reynolds. On March 12, 2018, a parallel request was received from the New York State Attorney General. The Company is responding to the requests. The requests merely seek information, and no proceedings have been instituted. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving these investigations.
These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. Our failure to comply, or to provide solutions that allow our customers to comply, or any new investments of additional time and resources necessary to comply, or to provide solutions that allow our customers to comply, with any of the foregoing laws and regulations could have a material adverse effect on our business, results of operations, and financial condition.
Our business is directly or indirectly subject to, or impacted by, complex and rapidly evolving U.S. and foreign laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, adjustments to our business practices, penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate directly or indirectly to our business. For example, federal laws and regulations governing privacy and security of consumer information generally apply to our customers and/or to us as a service provider. These include, but are not limited to, the federal Fair Credit Reporting Act, the GLB Act and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act"), the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission (the “FCC”) telemarketing rules, the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, and Red Flags Rule. Laws of foreign jurisdictions, such as Canada's Anti-Spam Law and Personal Information Protection and Electronic Documents Act, similarly apply to our collection, processing, storage, use, and transmission of protected data.
In addition, the European Union's ("EU") General Data Protection Regulation (the "GDPR"), which became effective on May 25, 2018, and superseded the previous Data Protection Directive of 95/46/EC imposes more stringent operational requirements for entities processing personal information and greater penalties for noncompliance. While we have made adjustments to our operations in Europe to comply with new requirements contained in the GDPR and to address customer concerns related to the GDPR, we may need to make more adjustments as more clarification and guidance on compliance with the GDPR become available. Any such adjustments may result in costs and expenses, and any failure to meet the requirements of the GDPR may result in significant fines, penalties, or other liabilities (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).
In the U.S., some state laws and regulations have imposed, and others have contemplated imposing, enhanced disclosure obligations and greater restrictions or prohibitions on the use of data than are already contained in federal laws such as the GLB Act and its implementing regulations or the FTC rules described above. For example, many states within the U.S. and certain countries have passed data protection laws that require notification to users when there is a security breach of personal data. While we have made adjustments to our operations in such states to comply with the requirements, any new laws and regulations could further impact the way we collect, store, process, transmit, or otherwise interact with data, particularly consumer data. These adjustments could have consequences for the design, development, and delivery of our products and services. Any such adjustment may result in costs and expenses, and any failure to meet the requirements may result in significant fines, penalties, or other liabilities.
For example, on June 28, 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), to be effective on January 1, 2020. The new law provides California consumers with a greater level of transparency and broader rights and choices with respect to their personal information than those contained in any existing state and federal laws in the U.S. The “personal information” regulated by CCPA is broadly defined to include identification or association with a California consumer or household, including demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer, and education information. Compliance with CCPA requires the implementation of a series of operational measures such as preparing data maps, inventories, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing, maintaining and updating detailed disclosures in privacy policies, establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests, providing a clear and conspicuous “Do Not Sell My Personal Information” link on the home page of the business’ website, etc. CCPA prohibits businesses from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. It allows companies to provide financial incentives to California consumers in order to obtain their consent to the collection and use of their personal information. Violations of CCPA will result in civil penalties up to $7,500 per violation. CCPA further allows consumers to file lawsuits again a business if a data breach has occurred and the California Attorney General decides not (or fails) to prosecute the business.
To comply with CCPA and assist many of our customers who are subject to CCPA to comply with CCPA, we may need to modify or adjust the design, development, and delivery of our products and services in a significant way. Such modifications and adjustments may result in significant costs and expenses, and any delay or failure to make such changes may negatively affect our customers’ confidence in or perception of our product and services, result in their ceasing to use our products or services or even lawsuits and significant liabilities.
Similarly, it is possible that in the future, other U.S. and foreign jurisdictions may adopt legislation or regulations that impair our ability to effectively track consumers’ use of our advertising services, such as the FTC’s proposed “Do-Not-Track” standard or other legislation or regulations similar to EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” which directs EU member states to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent.
The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, evolving concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties, or other liabilities. Any such decrease in demand or incurred fines, penalties, or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.
Our business operations may be harmed by events beyond our control.
Our business operations are vulnerable to damage or interruption from natural disasters, such as fires, floods and hurricanes, or from power outages, telecommunications failures, terrorist attacks, computer network service outages and disruptions, “denial of service” attacks, computer malware and ransomware, break-ins, sabotage, employee error or malfeasance, and other similar events beyond our control. For example, the majority of our North American research and development activities, and the research and development and operations activities of our advertising business, are located near significant seismic faults in the Portland, Oregon and Seattle, Washington areas, respectively. The occurrence of any such event at any of our facilities or at any third-party facility utilized by us or our third-party providers could cause interruptions or delays in our business, loss of data, or could render us unable to provide our solution portfolio. In addition, any failure of a third-party to provide the data, products, services, or facilities required by us, as a result of human error, bankruptcy, natural disaster, or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any of these events could have a material adverse effect on our business, results of operations, and financial condition.
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
During the twelve months ended June 30, 2018, we generated 20% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below), and environmental, and employment laws. For example, the referendum vote held in the United Kingdom's ("U.K.") on June 23, 2016 resulted in the decision to leave the European Union ("Brexit"). Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
We maybe subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.
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
We are currently, and expect to be in the future, involved in litigation that is expensive and time consuming and, if resolved adversely, that may materially adversely affect us.
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
The Company is currently involved in several lawsuits that set forth allegations of anti-competitive conduct by the Company and anti-competitive agreements between the Company and Reynolds and Reynolds relating to the manner in which the defendants control access to, and allow integration with, their respective DMSs. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of these matters relating to the manner in which we control access to, and allow integration with, our DMS, that we currently face will have a material adverse effect on our business, financial condition, or results of operations. We believe these cases are without merit and intend to continue to contest the claims in these cases vigorously.
Because litigation is inherently unpredictable, there can be no assurances that a favorable final outcome will be obtained in all our cases, and we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects. For more information regarding the litigation in which we are currently involved, see the information set forth under “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K.
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
We have historically pursued growth through acquisitions, ranging from acquisitions of small start-up companies that provide a discrete application to a handful of customers, to acquisitions of substantial companies with more mature solutions and a larger customer base, such as our acquisition of Kerridge in 2005, which facilitated our international expansion, and our acquisition of Cobalt in 2010, which is the foundation of our advertising business. As part of our ongoing business strategy to expand solutions offerings, acquire new technologies, and strengthen our value proposition to customers, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, and joint ventures. However, there may be significant competition for acquisition, alliance, and joint venture targets in our industry, or we may not be able to identify suitable candidates, negotiate attractive terms, or obtain necessary regulatory approvals for such transactions in the future. Acquisitions, strategic alliances, and joint ventures also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was approved or completed.
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
Because we recognize a majority of our revenue from our subscription-based products and services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize a majority of our revenue from sales of our subscription-based products and services ratably over the term of the subscription contract. As a result, the majority of our quarterly revenue is attributable to service contracts entered into during previous quarters. A decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenue in that quarter but will harm our revenue in future quarters. Consequently, the effect of significant downturns in sales and market acceptance of our subscription services in a particular quarter may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new subscription contracts, and from additional orders under existing subscription contracts, must be recognized over the applicable subscription term. In addition, delays or failures in deployment of our subscription services may prevent us from recognizing subscription revenue for indeterminate periods of time. Further, we may experience unanticipated increases in costs associated with providing our subscription services to customers over the term of our subscription contracts as a result of inaccurate internal cost projections or other factors, which may harm our operating results.
Changes in, or interpretations of, accounting principles may negatively impact our financial position and results of operations.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require significant changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting. The costs and effects of these changes could adversely impact our operating results, and difficulties in implementing new accounting principles could cause us to fail to meet our financial reporting obligations.
For example, in May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing GAAP revenue recognition guidance, changes how and when revenue is recognized, and provides guidance on how to account for costs related to contracts with customers. This new guidance became effective for us on July 1, 2018. We are implementing changes to our accounting systems and processes, internal controls, and disclosures to comply with the requirements of the new guidance. Our assessment of this new revenue recognition guidance and its impact is further discussed in Note 3, “New Accounting Policies” to our consolidated financial statements included under Item 8 of Part II of this Annual Report on Form 10-K, under “Recently Issued Accounting Pronouncements,” along with discussions of other new accounting standards.
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
Our global business operations subject us to income taxes and as non-income based taxes, in both the U.S. and various foreign jurisdictions. The computation of the provision for income taxes and other tax liabilities is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment regarding the application of complicated rules governing accounting for tax provisions under GAAP. The provision for income taxes may require forecasts of effective tax rates for the year, which include assumptions and forward looking financial projections, including the expectations of profit and loss by jurisdiction. Various items cannot be accurately forecasted and future events may materially differ from our forecasts. Our provision for income tax could be materially impacted by a number of factors, including changes in the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and ability to indefinitely reinvest foreign earnings, changes in our ability to utilize foreign tax credits, changes to our transfer pricing practices, tax deductions associated with stock-based compensation, and changes in our need for deferred tax valuation allowances. Any changes in corporate income tax laws or any implementation of tax laws relating to corporate tax reform, could significantly impact our overall tax liability. For these reasons, our actual tax liabilities in a future period may be materially different than our income tax provision.
In addition, changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate.
In the event that changes in tax laws negatively impact our effective tax rates, our provision for taxes, or generate unanticipated tax liabilities, our business, results of operations, and financial condition could suffer a material adverse effect.
Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for fiscal 2018 and beyond. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
The 2017 Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted on December 22, 2017, and significantly affected U.S. federal tax law by changing how the U.S. imposes income tax on multinational corporations along with other changes. The U.S. Department of Treasury will likely issue regulations and interpretative guidance. In addition, the Tax Reform Act has U.S. state and local implications and additional guidance and interpretations are anticipated from state taxing authorities. The issuance of additional regulations and interpretations may significantly impact how we will apply the law and impact our results of operations in the period issued.
The Tax Reform Act requires complex computations not previously provided in U.S. tax law. Compliance with the Tax Reform Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. We have provided estimates of the effect of the Tax Reform Act in our financial statements. Due to additional regulatory and interpretive guidance issued by the applicable taxing authorities, the ultimate tax consequences of the Tax Reform Act may be different from our current estimates.
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
We have entered into the following debt financing arrangements. In connection with the spin-off in 2014, we borrowed $250.0 million under a term loan facility that will mature on September 16, 2019; we entered into a $300.0 million revolving credit facility, which was undrawn as of June 30, 2017; and we completed an offering of 3.30% senior notes with a $250.0 million aggregate principal amount due in October 2019 and 4.50% senior notes with a $500.0 million aggregate principal amount due in October 2024. In December 2015, we borrowed $250.0 million under a term loan facility that will mature on December 14, 2020. In December 2016, we borrowed an additional $400.0 million under a term loan facility that will mature on December 9, 2021. In February 2017, we announced our plan to return approximately $750.0 million to $1.0 billion of capital to shareholders each calendar year through 2019, via a combination of dividends and share repurchases. We announced that we expect to fund this return of capital, through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the term of the plan. In May 2017, we completed an offering of 4.875% senior notes with a $600.0 million aggregate principal amount due in June 2027 and in June 2018, we completed an offering of 5.875% senior notes with a $500.0 million aggregate principal amount due in June 2026. See Note 13, ”Debt“ to our consolidated financial statements under Item 8 of Part II of this Annual Report on Form 10-K for details about the terms of our debt.
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
In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock. In connection with this authorization, we indicated that we expect to return approximately $750 million to $1 billion of capital to shareholders each calendar year through 2019, via a combination of dividends and share repurchases. We have funded and expect to continue to fund this return of capital plan through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the term of the plan. We have repurchased a total of approximately $1.0 billion of shares of our common stock under the prior authorization. There can be no assurance that we will be able to repurchase shares of our common stock at the times or in the amounts we currently anticipate due to market conditions, our cash position, our ability to access new financing, applicable laws and other factors, or that the results of the share repurchase program will be as beneficial as we currently anticipate.
The interests of significant stockholders may conflict with our interests or those of other stockholders, and their actions could disrupt our business and affect the market price and volatility of our securities.
Since we began operating as an independent public company, three of our stockholders have made filings on Schedule 13D with the SEC indicating that they may take positions or make proposals with respect to, or with respect to potential changes in, among other things, our operations, management, management and employee incentives, our certificate of incorporation and bylaws, the composition of our Board of Directors, ownership, capital allocation policies, capital or corporate structure, dividend policy, potential acquisitions involving us or certain of our businesses or assets, strategy, and plans. The foregoing positions or proposals may not in all cases be aligned with the interests of our other stockholders. Significant stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions involve risks to our other stockholders.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own or lease approximately 1.2 million square feet of real estate, consisting of office and other commercial facilities around the world. We own and maintain our global headquarters, totaling approximately 155,000 square feet, in Hoffman Estates, Illinois. We also own or lease approximately 23 locations in North America and 38 locations internationally.
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
Competition Matters
We are involved in several lawsuits that set forth allegations of anti-competitive agreements between ourselves and The Reynolds and Reynolds Company (“Reynolds and Reynolds”) relating to the manner in which the defendants control access to, and allow integration with, our DMSs; several of the actions also include allegations of independent anticompetitive action on behalf of the Company. We have also received a Civil Investigative Demand from the FTC requesting the production of documents relating to any agreement between ourselves and Reynolds and Reynolds.
As of February 1, 2018, the following antitrust lawsuits have been transferred to, or filed as part of the U.S. District Court for the Northern District of Illinois for consolidated or coordinated for pretrial proceedings as part of a Multi-District Litigation proceeding (“MDL”). Currently, the parties to the MDL are engaged in preliminary proceedings and document discovery. Each of these lawsuits seeks, among other things, treble damages and injunctive relief.

•
Motor Vehicle Software Corporation (“MVSC”) brought a suit against the Company, Reynolds and Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed in the U.S. District Court for the Central District of California on February 3, 2017. Currently, Defendants’ motions to dismiss MVSC’s second amended complaint are under consideration by the court.

•
Authenticom, Inc. brought a suit against CDK Global, LLC (the Company’s operating subsidiary), and Reynolds and Reynolds. Authenticom’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin on May 1, 2017. Defendants’ motions to dismiss were granted in part, and dismissed in part.

•
Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class-action suit against CDK Global, LLC and Reynolds and Reynolds. Teterboro’s suit was originally filed in the U.S. District Court for the District of New Jersey on October 19, 2017. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a Consolidated Class Action Complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly or indirectly purchase DMS or data integration services from CDK or Reynolds and Reynolds. The Company has moved to dismiss the complaint, or in the alternative, stay the cases in the event Reynolds and Reynolds’

concurrent motion to compel arbitration (or, in the alternative, dismiss the complaint) is granted; those motions are currently being briefed by the parties.

•
Cox Automotive, along with multiple subsidiaries (“Cox”), brought suit against CDK Global, LLC. Cox’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin, on December 11, 2017. CDK Global, LLC has moved to dismiss Cox’s claims; that motion is currently under consideration by the court.

•
Loop LLC d/b/a Autoloop (“Autoloop”) brought suit against CDK Global, LLC in the U.S. District Court for the Northern District of Illinois on April 9, 2018, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, Autoloop amended its complaint as a putative class action on behalf of itself and all other similarly situated vendors. CDK Global LLC has moved to dismiss Autoloop's claims; that motion is currently being briefed by the parties.

We believe that these cases are without merit and we intend to continue to contest the claims in these cases vigorously. Legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on our business, results of operations, financial condition, or liquidity.
On June 22, 2017, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between ourselves and Reynolds and Reynolds. On March 12, 2018, a parallel request was received from the New York State Attorney General. We are responding to the requests. The requests merely seek information, and no proceedings have been instituted. We believe there has not been any conduct by our Company or our current or former employees that would be actionable under the antitrust laws in connection with the agreements between ourselves and Reynolds and Reynolds or otherwise. At this time, we do not have sufficient information to predict the outcome of, or the cost of responding to or resolving these investigations.
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
Our common stock began trading "regular way" on the NASDAQ Global Select Market under the symbol "CDK" on October 1, 2014. As of June 30, 2018, there were 15,430 holders of record of our common stock. As of such date, approximately 159,645 additional holders held their common stock in "street name." The following table sets forth the reported high and low sales prices of the Company's common stock reported on the NASDAQ Global Select Market and the cash dividend per share of common stock declared during the fiscal quarters indicated.

	Price Per Share		Dividends
	High	Low	Per Share
Year ended June 30, 2018
First Quarter	$67.03	$60.28	$0.140
Second Quarter	$72.25	$61.87	$0.150
Third Quarter	$76.04	$62.08	$0.150
Fourth Quarter	$66.61	$62.02	$0.150

Year ended June 30, 2017
First Quarter	$60.09	$54.34	$0.135
Second Quarter	$61.25	$53.46	$0.140
Third Quarter	$67.49	$58.52	$0.140
Fourth Quarter	$65.89	$59.33	$0.140
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

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from October 1, 2014 to June 30, 2018 with the comparable cumulative return of the: (i) Standard & Poor's (S&P) 500 Index, (ii) S&P MidCap 400 Index, and (iii) S&P 400 Information Technology Index.
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

Issuer Purchases of Equity Securities
The following table presents a summary of common stock repurchases made during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
April 1 - 30, 2018	1,991,545	$64.33	1,991,300	$1,083,599,767
May 1 - 31, 2018	235,075	$65.30	233,200	$1,068,370,450
June 1 - 30, 2018	644,150	$65.29	643,325	$1,026,366,159
Total	2,870,770	$64.63	2,867,825
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

Item 6. Selected Financial Data
Our spin-off from Automatic Data Processing, Inc. ("ADP") was completed on September 30, 2014. Selected financial data is presented on a combined basis for periods preceding the spin-off and on a consolidated basis for subsequent periods. The following table sets forth selected consolidated financial data from our audited consolidated financial statements as of June 30, 2018 and 2017 and for the years ended June 30, 2018, 2017, and 2016. The selected consolidated and combined financial data as of June 30, 2016, 2015, and 2014 and for the years ended June 30, 2015 and 2014 have been derived from consolidated and combined financial statements which are not included in this Form 10-K.
Our combined financial statements for periods preceding the spin-off present the combined financial condition and results of operations of the Company, which was under common control and common management by ADP until September 30, 2014. Our combined financial data may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including many changes that have occurred in operations and capitalization of our Company as a result of our spin-off from ADP. The selected financial data presented below should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K and Item 7 of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended June 30,
(In millions, except per share amounts)	2018	2017	2016	2015	2014
Income Statement Data
Revenues	$2,273.2	$2,220.2	$2,114.6	$2,063.5	$1,976.5
Earnings before income taxes	512.0	435.3	369.1	299.9	353.3
Provision for income taxes	123.3	132.8	122.3	113.6	117.4
Net earnings	388.7	302.5	246.8	186.3	235.9
Net earnings attributable to noncontrolling interest	7.9	6.9	7.5	7.9	8.0
Net earnings attributable to CDK/Dealer Services	380.8	295.6	239.3	178.4	227.9
Basic net earnings attributable to CDK/Dealer Services per share	$2.80	$2.01	$1.52	$1.11	$1.42
Diluted net earnings attributable to CDK/Dealer Services per share	$2.78	$1.99	$1.51	$1.10	$1.42
Weighted-average basic shares outstanding (1)	135.8	146.7	157.0	160.6	160.6
Weighted-average diluted shares outstanding (1)	136.8	148.2	158.0	161.6	160.6
Cash dividends declared per share	$0.590	$0.555	$0.525	$0.360	$—

Balance Sheet Data
Cash and cash equivalents	$804.4	$726.1	$219.1	$408.2	$402.8
Total current assets	1,367.3	1,278.8	738.7	885.2	918.2
Property, plant and equipment, net	131.9	135.0	118.6	100.0	82.6
Total assets	3,008.4	2,883.1	2,365	2,518.5	2,598.6
Total current liabilities	548.4	552.6	523.4	498.4	497.5
Long-term debt	2,575.5	2,125.2	1,190.3	971.1	—
Total liabilities	3,355.7	2,939.9	1,988.8	1,734.4	789.3
Total stockholders' (deficit) equity	(347.3)	(56.8)	376.2	784.1	1,809.3
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
The weighted-average common shares outstanding for the fiscal year ended June 30, 2016 ("fiscal 2016") reflect a reduction of 1.0 million shares that were inadvertently issued and distributed at the spin-off to ADP with respect to certain unvested ADP equity awards. For additional information on this matter, refer to Note 1, "Basis of Presentation" to our audited consolidated financial statements under Item 8 of Part II of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.
This Annual Report on Form 10-K contains, and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," or the "Company") may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including: the Company's business outlook, generally accepted in the United States ("GAAP") and adjusted EBITDA targets for the Company's fiscal year ending June 30, 2019 ("fiscal 2019"); statements concerning the Company's payment of dividends and the repurchase of shares, leverage targets and the funding of such dividends and repurchases; the Company's objectives for its multi-year business transformation plan; other plans; objectives; forecasts; goals; beliefs; business strategies; future events; business conditions; results of operations; financial position business outlook trends; and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

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
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere herein. In this Annual Report on Form 10-K, all references to "we," "our," and "us" refer collectively to CDK and its consolidated subsidiaries.

(Tabular amounts in millions, except per share amounts)
Executive Overview
CDK Global enables end-to-end automotive commerce across the globe. For over 40 years, we have served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the advertising, acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 28,000 retail locations and most OEMs.
We generate revenue primarily by providing a broad suite of subscription-based software and technology solutions for automotive retailers through our Retail Solutions North America ("RSNA") and CDK International ("CDKI") segments. We are focused on the use of software-as-a-service (“SaaS”) and mobile-centric solutions that are highly functional, flexible and fast. Our flagship Dealer Management System (“DMS”) software solutions are hosted enterprise resource planning applications tailored to the unique requirements of the retail automotive industry. Our DMS products facilitate the sale of new and used vehicles, consumer financing, repair and maintenance services, and vehicle and parts inventory management. Additionally, these solutions enable company-wide accounting, financial reporting, cash flow management, and payroll services. Our DMSs are typically integrated with OEM data processing systems that enable automotive retailers to order vehicles and parts, receive vehicle records, process warranties, and check recall campaigns and service bulletins while helping them to fulfill their franchisee responsibilities to their OEM franchisors.
The Company is organized into two main operating groups. The Company's first operating group is CDK North America which is comprised of two reportable segments, RSNA and Advertising North America ("ANA"). The second operating group, which is also a reportable segment, is CDKI. A brief description of each of these three segments' operations is provided below.
Retail Solutions North America
Through our RSNA segment, we provide technology-based solutions, including our DMS products, a broad portfolio of layered software applications and services, a robust and secure interface to the DMS through our Partner Program, data management and business intelligence solutions, a variety of professional services, and a full range of customer support solutions. These solutions help automotive retailers, OEMs, consumers and other industry participants manage the acquisition, sale, financing, insuring, parts supply, and repair and maintenance of vehicles. Our solutions help our customers streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to retailers and manufacturers of automobiles, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles. In addition to providing solutions to automotive retailers and OEMs, our RSNA segment also provides solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.
Advertising North America
Through our ANA segment, we provide advertising solutions, including management of digital advertising spend, for primarily North American automotive retailers, automotive retailer associations, and OEMs. These solutions provide a coordinated offering across multiple marketing channels to help achieve customer marketing and sales objectives and coordinate execution between OEMs and their retailer networks.
CDK International
Through our CDKI segment, we provide automotive retailers with core DMS solutions and we offer automotive retailers and OEMs a variety of professional services, custom programming, consulting, implementation and training solutions, as well as a full range of customer support solutions in approximately 100 countries outside of the United States ("U.S.") and Canada. The solutions that we provide within this segment allow our customers to streamline their business operations and enhance their financial performance within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Customers of this segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.

Business Transformation Plan
During fiscal year ended June 30, 2015 ("fiscal 2015"), we initiated a three-year business transformation plan designed to increase operating efficiency and improve the cost structure of our global operations. As we execute the business transformation plan, we continually monitor, evaluate and refine its structure, including its design, goals, term, and our estimate and allocation of total restructuring expenses. As part of this ongoing review process, in fiscal year ended June 30, 2017 ("fiscal 2017") we extended the business transformation plan by one year through fiscal 2019. We estimated the cost to execute the plan through fiscal 2019 to be approximately $250.0 million and updated our target of additional consolidated adjusted EBITDA generated to more than $300.0 million over four years with a targeted adjusted EBITDA exit margin of 40% or above for fiscal 2019.
Based on additional opportunities we identified to further improve our cost structure, we have increased the estimated cost to execute the plan through fiscal 2019 to be approximately $300.0 million, an increase of $50.0 million from previous estimates. The incremental cost savings will allow us to fund investment opportunities while maintaining the adjusted 40% EBITDA exit margin. We estimate approximately $100.0 million of restructuring expense and approximately $200.0 million of other expenses to implement the business transformation plan. For additional information on fiscal 2019 targets, see "Non-GAAP Measures" below.
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
Other
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $20.9 million, $18.4 million, and $20.2 million of restructuring expenses for fiscal years ended June 30, 2018 ("fiscal 2018"), 2017 and 2016 ("fiscal 2016"), respectively. Since the inception of the business transformation plan, we have recognized cumulative restructuring expenses of $61.9 million. Restructuring expenses are presented separately on the consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.

Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2018 and 2017. The following table summarizes the activity for the restructuring accrual for fiscal 2018 and 2017:

	Employee-Related Costs	Contract Termination Costs	Total
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Charges	14.5	4.8	19.3
Cash payments	(16.5)	(3.0)	(19.5)
Adjustments	(0.6)	(0.3)	(0.9)
Balance as of June 30, 2017	$6.4	$2.4	$8.8
Charges	20.8	1.8	22.6
Cash payments	(21.5)	(3.0)	(24.5)
Adjustments	(1.3)	(0.4)	(1.7)
Balance as of June 30, 2018	$4.4	$0.8	$5.2
In addition to the restructuring expenses discussed above, we incur additional costs to implement the business transformation plan, including consulting, training, and transition costs. We incur accelerated depreciation and/or amortization expenses when the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our consolidated statements of operations. We recognized $51.1 million, $80.6 million, and $39.7 million of other business transformation expenses, inclusive of stock-based compensation expense and accelerated depreciation, for fiscal 2018, 2017, and 2016, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $173.3 million.
In December 2015, we announced our intent to return $1.0 billion to our stockholders in the form of dividends and share repurchases. In December 2016, we completed the $1.0 billion return of capital plan. In February 2017, we announced our intent to return $750 million to $1.0 billion of capital to shareholders per calendar year through 2019 through a combination of dividends and share repurchases. We believe that the execution of our business transformation plan will continue to result in increased earnings, which will drive free cash flow (the amount of cash generated from operating activities less capital expenditures and capitalized software). We intend to continue to return free cash flow to our stockholders as our business transformation plan progresses. Our new return of capital plan has been and is expected to continue to be, funded through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the period.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenue by providing services to customers.
In our RSNA segment, we have the following sources of revenue:
Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:

•	DMSs and layered applications, which may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;

•	Interrelated services such as installation, initial training, and data updates;

•	Websites, search marketing, and reputation management services; and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists.
Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.
Other: consulting and professional services, sales of hardware, and other miscellaneous revenues.
In our ANA segment, revenues are primarily earned for placing internet advertisements for OEMs and automotive retailers.

CDKI revenues are generated primarily from Subscription revenue as described above, aside from the absence of layered applications and website offerings.
Expenses. Expenses generally relate to the cost of providing services to customers in our three reportable segments. In the RSNA and CDKI segments, significant expenses include employee payroll and other labor-related costs, the cost of hosting customer systems, third-party costs for transaction-based solutions and licensed software utilized in our solution offerings, computer hardware, software, telecommunications, transportation and distribution costs, third-party content for website offerings, the cost of hosting customer websites, computer hardware, software, and other general overhead items. In the ANA segment, significant expenses include third-party internet-based advertising placements, employee payroll and other labor-related costs, computer hardware, software, and other general overhead items. We also have some company-wide expenses attributable to management compensation and corporate overhead.
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
On December 9, 2016, we borrowed an additional $400.0 million under a term loan facility that will mature on December 9, 2021(our "2021 term loan facility", together with our 2019 and 2020 term loan facilities, our "term loan facilities"). Borrowings under the 2020 and 2021 term loan facilities were used for general corporate purposes, which included the repurchase of shares of our common stock as part of a return of capital plan.
On May 15, 2017, we completed an offering of 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027 (the "2027 notes"). The net proceeds from the sale of the 2027 notes was used for general corporate purposes, which included share repurchases, dividends and acquisitions.
On June 18, 2018, we completed an offering of 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026 (the "2026 notes"). The net proceeds will primarily be used for general corporate purposes, which includes share repurchases, dividends, acquisitions (including ELEAD1ONE refer to Note 4, "Acquisitions" to our consolidated financial statements under Item 8 of Part II of this Annual Report on Form 10-K), repayments of debt, and working capital and capital expenditures.
Acquisitions
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
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises, a provider of executive reporting solutions for auto dealers.
On April 3, 2018, the Company acquired the membership interests of Progressus Media LLC, a provider of mobile advertising solutions for dealerships, agencies, and automotive marketing companies.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, among other things, reducing the corporate income tax rate from 35.0% to 21.0% and implementing a modified territorial tax system that includes a one-time transition tax on accumulated undistributed foreign earnings. Other provisions included in the Tax Reform Act include the broadening of the executive compensation deduction limitation, a repeal of the domestic production activity deduction and several new international provisions. The modified territorial tax system includes a new anti-deferral provision, referred to as global intangible low taxed income (“GILTI”), which subjects certain foreign income to current U.S. tax.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Reform Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Reform Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period.
On a year-to-date basis, we recorded a one-time tax benefit of $18.5 million related to the Tax Reform Act comprised of $26.2 million for the re-measurement of our net deferred tax liability, partially offset by tax expense of $3.4 million for the one-time transition tax recorded within accrued liabilities and $4.3 million for foreign withholding taxes associated with undistributed foreign earnings recorded primarily within deferred taxes. The year-to-date adjustment was made up of: a net $14.1 million provisional tax benefit for the one-time impacts of the Tax Reform Act recorded during the three months ended December 31, 2017; a measurement period adjustment of $0.8 million of tax benefit as a result of re-measuring the net deferred tax liability upon filing the income tax return recorded during the three months ended March 31, 2018; a measurement period adjustment recorded during the three months ended June 30, 2018 of $3.6 million of tax benefit consisting of $2.8 million to re-measure the net deferred tax liability based on finalized temporary differences and $0.8 million to revise the one-time transition tax and foreign withholding taxes based on revised earnings and profits computations completed during the period. As of June 30, 2018, we consider our accounting for the Tax Reform Act to be complete. In addition to the one-time tax effects of the

Tax Reform Act, we revised our annual effective tax rate to consider the impact of the reduced corporate tax rate. Due to our fiscal year, the statutory corporate tax rate for fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis.
Our accounting policy election related to GILTI was incomplete as of December 31, 2017 and March 31, 2018. During the three months ended June 30, 2018, as a result of additional analysis and evaluation, we elected to account for the GILTI tax as a period cost when incurred. The GILTI provision is effective beginning in fiscal year 2019 and therefore, will have an impact on future period annual effective tax rates.
The ultimate impact of the Tax Reform Act may differ from our estimates due to the issuance of additional regulatory guidance, the interpretation of the Tax Reform Act evolving over time and actions taken by us as a result of the Tax Reform Act.
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
We use adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, adjusted EBITDA and adjusted EBITDA margin internally to evaluate our performance on a consistent basis, because the measures adjust for the impact of certain items that we believe do not directly reflect our underlying operations. By adjusting for these items we believe we have more precise inputs for use as factors in (i) our budgeting process, (ii) making financial and operational decisions, (iii) evaluating ongoing segment and overall operating performance on a consistent period-to-period basis and relative to our competitors, (iv) target leverage calculations, (v) debt covenant calculations, and (vi) determining incentive-based compensation.
We believe our non-GAAP financial measures are helpful to users of the financial statements because they (i) provide investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permit investors to view performance using the same tools that management uses, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our ongoing operating results on a consistent basis. We believe that the presentation of these non-GAAP financial measures, when considered in addition to with the corresponding GAAP financial measures and the reconciliations to those measures disclosed below, provides investors with a fuller understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
We use constant currency revenues and constant currency adjusted earnings before income taxes as a way to review revenues and adjusted earnings before income taxes on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollars using the average monthly exchange rates for the comparable prior period. As a result, constant currency results neutralize the effects of foreign currency.
Effective July 1, 2017, we incorporated additional adjustments within our calculations of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted net earnings attributable to CDK per share, adjusted EBITDA, and adjusted EBITDA margin where management has deemed it appropriate to better reflect our underlying operations. For fiscal 2018, management modified the fiscal 2017 and fiscal 2016 adjustments for (i) other business transformation expenses and (ii) officer transition expense to remove stock-based compensation expense since we will exclude total stock-based compensation expense and certain legal and regulatory expenses related to the competition matters from adjusted earnings before income taxes. There was $2.5 million and $1.4 million of stock-based compensation expense included in business transformation expenses for fiscal 2017 and fiscal 2016, respectively.
The fiscal 2019 business transformation plan target represents financial objectives distinct from forecasts of performance. Therefore, we have not provided a reconciliation of our fiscal 2019 adjusted EBITDA margin exit targets to the most directly comparable GAAP measure of net earnings attributable to CDK, because projecting potential adjustments to GAAP results for the fiscal 2019 target is not practical and could be misleading to users of this financial information. The adjusted EBITDA reconciliation disclosed below is indicative of the reconciliations that will be prepared for the same fiscal 2019 adjusted measures in the future.
Segment Reporting
We review segment results on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollars using the average monthly exchange rate for the comparable prior period. As a result, constant currency results neutralize the effects of foreign currency.

Fiscal 2018 Compared to Fiscal 2017
The following is a discussion of the results of our consolidated results of operations for fiscal 2018 and 2017, respectively. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated statements of operations for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2018	2017	$	%
Revenues	$2,273.2	$2,220.2	$53.0	2%
Costs of revenues	1,182.0	1,234.9	(52.9)	(4)%
Selling, general and administrative expenses	475.8	477.7	(1.9)	—%
Restructuring expenses	20.9	18.4	2.5	14%
Total expenses	1,678.7	1,731.0	(52.3)	(3)%
Operating earnings	594.5	489.2	105.3	22%
Interest expense	(95.9)	(57.2)	(38.7)	(68)%
Other income, net	13.4	3.3	10.1	n/m
Earnings before income taxes	512.0	435.3	76.7	18%
Margin %	22.5%	19.6%
Provision for income taxes	(123.3)	(132.8)	9.5	7%
Effective tax rate	24.1%	30.5%
Net earnings	388.7	302.5	86.2	28%
Less: net earnings attributable to noncontrolling interest	7.9	6.9	1.0	14%
Net earnings attributable to CDK	$380.8	$295.6	$85.2	29%
Revenues. Revenues for fiscal 2018 increased $53.0 million as compared to fiscal 2017. The CDKI segment contributed $44.4 million, the RSNA segment contributed $10.4 million partially offset by a decline in the ANA segment of $1.8 million. The impact of foreign exchange rates on revenues was an increase of $27.1 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Pound Sterling, and Canada Dollar.
Cost of Revenues. Cost of revenues for fiscal 2018 decreased $52.9 million as compared to fiscal 2017. The impact of foreign exchange rates on cost of revenues was an increase of $12.8 million. Cost of revenues was favorably impacted by lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix, lower incentive compensation, and lower business transformation expenses partially offset by an increase in depreciation and amortization. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $131.3 million and $150.0 million for fiscal 2018 and 2017, respectively, representing 5.8% and 6.8% of revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2018 decreased $1.9 million as compared to fiscal 2017. The impact of foreign exchange rates on selling, general and administrative expenses was an increase of $7.2 million. Selling, general and administrative expenses were favorably impacted by lower labor-related costs attributable to ongoing initiatives under our business transformation plan, stock-based compensation, lower business transformation expenses, and incentive compensation partially offset by increased expenses due to acquisition transaction and integration-related expenses, costs to implement the new revenue recognition standard and other outside services, and legal and regulatory expenses related to competition matters.
Restructuring Expenses. Restructuring expenses related to the business transformation plan for fiscal 2018 increased $2.5 million as compared to fiscal 2017.
Interest Expense. Interest expense for fiscal 2018 increased $38.7 million as compared to fiscal 2017 due to the full year impact of borrowings under our 2027 notes issued in May 2017, and the partial year impact of issuing our 2026 notes entered into in June 2018.

Other Income, Net. Other income, net for fiscal 2018 increased by $10.1 million as compared to fiscal 2017 due primarily to a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement, higher interest income in fiscal 2018, and fluctuations in foreign exchange gains and losses.
Provision for Income Taxes. The effective tax rate for fiscal 2018 was 24.1% as compared to 30.5% for fiscal 2017. The effective tax rate for fiscal 2018 was favorably impacted by $21.6 million for the current year effect of the reduced corporate income tax rate and $18.5 million for the estimated net one-time Tax Reform Act adjustments discussed above. In addition, the effective tax rate for fiscal 2018 and 2017 was favorably impacted by $5.1 million and $13.1 million of excess tax benefits, respectively.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2018 increased $85.2 million as compared to fiscal 2017. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, adjusted earnings before income taxes, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Years Ended June 30,		Change
	2018	2017	$	%
Revenues	$2,273.2	$2,220.2	$53.0	2%
Impact of exchange rates	(27.1)	—	(27.1)
Constant currency revenues	$2,246.1	$2,220.2	$25.9	1%

Earnings before income taxes	$512.0	$435.3	$76.7	18%
Margin %	22.5%	19.6%
Restructuring expenses (1)	20.9	18.4	2.5
Other business transformation expenses (1)	50.3	78.1	(27.8)
Total stock-based compensation (2)	35.7	55.4	(19.7)
Acquisition and integration-related expenses (3)	15.7	0.7	15.0
Officer transition expense (4)	0.6	0.7	(0.1)
Legal and regulatory expenses related to competition matters (5)	7.4	—	7.4
Tax matters indemnification gain, net (6)	(0.4)	—	(0.4)
Adjusted earnings before income taxes	$642.2	$588.6	$53.6	9%
Adjusted margin %	28.3%	26.5%
Impact of exchange rates	(8.5)	—	(8.5)
Constant currency adjusted earnings before income taxes	$633.7	$588.6	$45.1	8%

Provision for income taxes	$123.3	$132.8	$(9.5)	(7)%
Effective tax rate	24.1%	30.5%
Income tax effect of pre-tax adjustments (7)	39.7	55.5	(15.8)
Excess tax benefit from stock-based compensation (8)	5.1	13.1	(8.0)
Pre spin-off filed tax return adjustment (9)	0.4	—	0.4
Impact of U.S tax reform (10)	18.5	—	18.5
Adjusted provision for income taxes	$187.0	$201.4	$(14.4)	(7)%
Adjusted effective tax rate	29.1%	34.2%

Net earnings attributable to CDK	$380.8	$295.6	$85.2	29%
Restructuring expenses (1) (11)	20.6	18.4	2.2
Other business transformation expenses (1) (11)	50.0	78.1	(28.1)
Total stock-based compensation (2) (11)	35.6	55.4	(19.8)
Acquisition and integration-related expenses (3)	15.7	0.7	15.0
Officer transition expense (4)	0.6	0.7	(0.1)

Legal and regulatory expenses related to competition matters (5)	7.4	—	7.4
Tax matters indemnification gain, net (6)	(0.4)	—	(0.4)
Income tax effect of pre-tax adjustments (7)	(39.7)	(55.5)	15.8
Excess tax benefit from stock-based compensation (8)	(5.1)	(13.1)	8.0
Pre spin-off filed tax return adjustment (9)	(0.4)	—	(0.4)
Impact of U.S. tax reform (10)	(18.5)	—	(18.5)
Adjusted net earnings attributable to CDK	$446.6	$380.3	$66.3	17%

Diluted earnings attributable to CDK per share	$2.78	$1.99	$0.79	40%
Restructuring expenses (1) (11)	0.15	0.12
Other business transformation expenses (1) (11)	0.37	0.54
Total stock-based compensation (2) (11)	0.26	0.37
Acquisition and integration-related expenses (3)	0.12	—
Officer transition expense (4)	—	—
Legal and regulatory expenses related to competition matters (5)	0.05	—
Tax matters indemnification gain, net (6)	—	—
Income tax effect of pre-tax adjustments (7)	(0.29)	(0.37)
Excess tax benefit from stock-based compensation (8)	(0.04)	(0.08)
Pre spin-off filed tax return adjustment (9)	—	—
Impact of U.S. tax reform (10)	(0.14)	—
Adjusted diluted earnings attributable to CDK per share	$3.26	$2.57	$0.69	27%

Weighted-average common shares outstanding:
Diluted	136.8	148.2
(1) Restructuring expense recognized in connection with our business transformation plan for the periods presented. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the periods presented.
(2) Total stock-based compensation expense recognized for the periods presented was included within cost of revenues and selling, general and administrative expenses.
(3) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with assessment and integration of acquisitions for the periods presented and were included within selling, general and administrative expenses.
(4) Officer transition expense includes severance expense in connection with officer departures and was included within selling, general and administrative expenses for the periods presented.
(5) Legal and regulatory expenses related to competition matters recognized for the periods presented were included within selling, general and administrative expenses.
(6) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement for fiscal 2018.
(7) Income tax effect of pre-tax adjustments calculated at applicable statutory rates for each adjustment for fiscal 2018 and 2017.
(8) Excess tax benefit from stock-based compensation for the periods presented.
(9) Net income tax benefit to adjust the liability for pre spin-off tax returns related to the gain in fiscal 2018.
(10) As a result of the Tax Reform Act, an estimated one-time tax benefit of $26.2 million from the revaluation of the net deferred tax liability partially offset by an estimated one-time expense of $7.7 million associated with undistributed foreign earnings in fiscal 2018.
(11) The portion of expense related to noncontrolling interest of $0.3 million has been excluded from restructuring expense, $0.3 million from other business transformation expenses, and $0.1 million from total stock-based compensation in fiscal 2018.

Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for fiscal 2018 increased $53.6 million as compared to fiscal 2017. Adjusted margin increased from 26.5% to 28.3%. The impact of foreign exchange rates on adjusted earnings before income taxes was an increase of $8.5 million. Adjusted earnings before income taxes was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth, lower incentive compensation, and a recovery in fiscal 2018 on a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement. The favorable effects of these items were partially offset by increased interest expense, costs to implement the new revenue recognition standard and other outside services, and depreciation and amortization.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for fiscal 2018 was 29.1% as compared to 34.2% for fiscal 2017. The adjusted effective tax rate for fiscal 2018 was favorably impacted by $29.6 million due to the reduced corporate income tax rate.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2018 increased $66.3 million as compared to fiscal 2017. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Years Ended June 30,		Change
	2018	2017	$	%
Net earnings attributable to CDK	$380.8	$295.6	$85.2	29%
Margin %	16.8%	13.3%
Net earnings attributable to noncontrolling interest (1)	7.9	6.9	1.0
Provision for income taxes (2)	123.3	132.8	(9.5)
Interest expense (3)	95.9	57.2	38.7
Depreciation and amortization (4)	79.1	70.3	8.8
Total stock-based compensation (5)	35.7	55.4	(19.7)
Restructuring expenses (6)	20.9	18.4	2.5
Other business transformation expenses (6)	50.1	75.6	(25.5)
Acquisition and integration-related expenses (7)	15.7	0.7	15.0
Officer transition expense (8)	0.6	0.7	(0.1)
Legal and regulatory expenses related to competition matters (9)	7.4	—	7.4
Tax matters indemnification gain, net (10)	(0.4)	—	(0.4)
Adjusted EBITDA	$817.0	$713.6	$103.4	14%
Adjusted margin %	35.9%	32.1%
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
(6) Restructuring expense recognized in connection with our business transformation plan in fiscal 2018 and 2017. Other business transformation expenses are included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan in fiscal 2018 and 2017. Other business transformation expenses exclude $0.2 million and $2.5 million of accelerated depreciation expense for fiscal 2018 and 2017 for purposes of calculating adjusted EBITDA.
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
(10) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement for fiscal 2018.
Adjusted EBITDA. Adjusted EBITDA for fiscal 2018 increased $103.4 million as compared to fiscal 2017. Adjusted margin increased from 32.1% to 35.9%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth, lower incentive compensation, a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement, and the impact of foreign exchange rates. The favorable effects of these items were partially offset by costs to implement the new revenue recognition standard and other outside services.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for fiscal 2018 and 2017. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Retail Solutions North America
The table below presents the reconciliation of revenues to constant currency revenues, and earnings before income taxes to constant currency adjusted earnings before income taxes for the RSNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2018	2017	$	%
Revenues	$1,611.1	$1,600.7	$10.4	1%
Impact of exchange rates	(4.5)	—	(4.5)
Constant currency revenues	$1,606.6	$1,600.7	$5.9	—%

Earnings before income taxes	$659.0	$605.5	$53.5	9%
Margin %	40.9%	37.8%
Acquisition and integration-related expenses	15.6	0.7	14.9
Legal and regulatory expenses related to competition matters	7.4	—	7.4
Adjusted earnings before income taxes	$682.0	$606.2	$75.8	13%
Adjusted margin %	42.3%	37.9%
Impact of exchange rates	(2.4)	—	(2.4)
Constant currency adjusted earnings before income taxes	$679.6	$606.2	$73.4	12%
The table below presents revenue by type for the RSNA segment:

	Years Ended June 30,		Change
	2018	2017	$	%
Subscription revenue	1,306.3	1,261.4	44.9	4%
Transaction revenue	164.0	179.5	(15.5)	(9)%
Other revenue	140.8	159.8	(19.0)	(12)%
Total	1,611.1	1,600.7	10.4	1%
Revenues. RSNA revenues for fiscal 2018 increased $10.4 million as compared to fiscal 2017. RSNA revenues were favorably impacted by the strength of the U.S. dollar against the Canadian dollar on a constant currency basis, which contributed to an increase of $4.5 million.

Subscription revenues grew due to an increase in average revenue per DMS customer site of 4.9%, which resulted from a combination of increased sales of new or expanded solutions to our customer base and pricing. In addition, we experienced an increase in customer websites from 6,879 websites as of June 30, 2017 to 6,953 websites as of June 30, 2018. This was partially offset by a decrease in DMS customer site count from 14,611 sites as of June 30, 2017 to 14,557 sites as of June 30, 2018. The increase in average revenue per DMS customer site contributed $44.9 million of revenue growth, or approximately 3%, and includes a favorable currency impact of $4.1 million. Transaction revenues generated from vehicle registrations, credit checks, and automotive equity mining, decreased $15.5 million, primarily due to dropped point solutions. Other revenue decreased $19.0 million primarily due to lower hardware sales and includes a favorable currency impact of $0.4 million.
Earnings before Income Taxes. RSNA earnings before income taxes for fiscal 2018 increased $53.5 million as compared to fiscal 2017. Margin increased from 37.8% to 40.9%.
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, lower incentive compensation, and a recovery in fiscal 2018 of a non-operating receivable that had been impaired in fiscal 2017 upon execution of a licensing and service agreement partially offset by an increase in acquisition and integration costs, legal and regulatory expenses related to competition matters, depreciation and amortization, and outside services.
Advertising North America
The table below presents the reconciliation of earnings before income taxes to adjusted earnings before income taxes for the ANA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2018	2017	$	%
Revenues	$305.8	$307.6	$(1.8)	(1)%

Earnings before income taxes	$37.1	$44.4	$(7.3)	(16)%
Margin %	12.1%	14.4%
Acquisition and integration-related expenses	0.1	—	0.1
Adjusted earnings before income taxes	$37.2	$44.4	$(7.2)	(16)%
Adjusted margin %	12.2%	14.4%
Revenues. ANA revenues for fiscal 2018 decreased $1.8 million as compared to fiscal 2017. The overall decrease was due to a reduction in certain OEM funded advertising placements partially offset by an increase in new dealer spend, local marketing association internet advertising placements, and contributions from the Progressus acquisition.
Earnings before Income Taxes. ANA earnings before income taxes for fiscal 2018 decreased $7.3 million as compared to fiscal 2017. Margin decreased from 14.4% to 12.1%. ANA margin decline was primarily due to a shift in revenue mix.

CDK International
The table below presents the reconciliation of revenues to constant currency revenues, and earnings before income taxes to constant currency earnings before income taxes for the CDKI segment. There were no other non-GAAP adjustments to the CDKI segment for fiscal 2018 and 2017.

	Years Ended June 30,		Change
	2018	2017	$	%
Revenue	$356.3	$311.9	$44.4	14%
Impact of exchange rates	(22.6)	—	(22.6)
Constant currency revenues	$333.7	$311.9	$21.8	7%

Earnings before income taxes	$97.7	$75.0	$22.7	30%
Margin %	27.4%	24.0%
Impact of exchange rates	(5.3)	—	(5.3)
Constant currency earnings before income taxes	$92.4	$75.0	$17.4	23%
Revenues. CDKI revenues for fiscal 2018 increased $44.4 million as compared to fiscal 2017. CDKI revenues were impacted by the strength of the Euro, the Pound Sterling, and the Renminbi against the U.S. dollar, which contributed to an increase of $22.6 million, or 7 percentage points. CDKI experienced growth in revenues on a constant currency basis primarily due to increased average revenue per customer site and accelerated deferred revenue due to an early contract termination despite a decrease in DMS customer site count.
Earnings before Income Taxes. CDKI earnings before income taxes for fiscal 2018 increased $22.7 million as compared to fiscal 2017. Margin increased from 24.0% to 27.4%. The constant currency impact of foreign exchange rates on CDKI earnings before income taxes was an increase of $5.3 million. CDKI earnings before income taxes were favorably impacted by increased average revenue per customer site and operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan and lower incentive compensation.
Other Segment
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2018	2017	$	%
Loss before income taxes	$(281.8)	$(289.6)	$7.8	3%
Restructuring expenses	20.9	18.4	2.5
Other business transformation expenses	50.3	78.1	(27.8)
Total stock-based compensation	35.7	55.4	(19.7)
Officer transition expense	0.6	0.7	(0.1)
Tax matters indemnification gain, net	(0.4)	—	(0.4)
Adjusted loss before income taxes	$(174.7)	$(137.0)	$(37.7)	(28)%
Impact of exchange rates	(0.8)	—	(0.8)
Constant currency adjusted loss before income taxes	$(175.5)	$(137.0)	$(38.5)	(28)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.

Loss before Income Taxes. The Other loss before income taxes for fiscal 2018 decreased by $7.8 million as compared to fiscal 2017. The Other loss before income taxes was favorably impacted by lower business transformation expenses, lower stock-based compensation, and higher interest income. The Other loss before income taxes was unfavorably impacted by increased interest expense due to the full year impact of the 2027 notes issued in May 2017 and the partial year impact of our 2026 notes issued in June 2018, and costs to implement the new revenue recognition standard and other outside services.
Fiscal 2017 Compared to Fiscal 2016
The following is a discussion of the results of our consolidated results of operations for fiscal 2017 and 2016. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated statements of operations data for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2017	2016	$	%
Revenues	$2,220.2	$2,114.6	$105.6	5%
Costs of revenues	1,234.9	1,243.4	(8.5)	(1)%
Selling, general and administrative expenses	477.7	448.5	29.2	7%
Restructuring expenses	18.4	20.2	(1.8)	n/m
Total expenses	1,731.0	1,712.1	18.9	1%
Operating earnings	489.2	402.5	86.7	22%
Interest expense	(57.2)	(40.2)	(17.0)	(42)%
Other income, net	3.3	6.8	(3.5)	(51)%
Earnings before income taxes	435.3	369.1	66.2	18%
Margin %	19.6%	17.5%
Provision for income taxes	(132.8)	(122.3)	(10.5)	(9)%
Effective tax rate	30.5%	33.1%
Net earnings	302.5	246.8	55.7	23%
Less: net earnings attributable to noncontrolling interest	6.9	7.5	(0.6)	(8)%
Net earnings attributable to CDK	$295.6	$239.3	$56.3	24%
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
Restructuring Expenses. Restructuring expenses related to the business transformation plan for fiscal 2017 decreased $1.8 million as compared to fiscal 2016.
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

Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measure to constant currency revenues, adjusted earnings before income taxes, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Years Ended June 30,		Change
	2017	2016	$	%
Revenues	$2,220.2	$2,114.6	$105.6	5%
Impact of exchange rates	17.4	—	17.4
Constant currency revenues	$2,237.6	$2,114.6	$123.0	6%

Earnings before income taxes	$435.3	$369.1	$66.2	18%
Margin %	19.6%	17.5%
Restructuring expenses (1)	18.4	20.2	(1.8)
Other business transformation expenses (1)	78.1	38.3	39.8
Total stock-based compensation (2)	55.4	36.4	19.0
Acquisition and integration-related expenses (3)	0.7	—	0.7
Officer transition expense (4)	0.7	—	0.7
Tax matters indemnification gain, net (5)	—	(2.6)	2.6
Adjusted earnings before income taxes	$588.6	$461.4	$127.2	28%
Adjusted margin %	26.5%	21.8%
Impact of exchange rates	0.4	—	0.4
Constant currency adjusted earnings before income taxes	$589.0	$461.4	$127.6	28%

Provision for income taxes	$132.8	$122.3	$10.5	9%
Effective tax rate	30.5%	33.1%
Income tax effect of pre-tax adjustments (6)	55.5	34.0	21.5
Excess tax benefit from stock-based compensation (7)	13.1	—	13.1
Pre spin-off filed tax return adjustment (8)	—	0.4	(0.4)
Adjusted provision for income taxes	$201.4	$156.7	$44.7	29%
Adjusted effective tax rate	34.2%	34.0%

Net earnings attributable to CDK	$295.6	$239.3	$56.3	24%
Restructuring expenses (1)	18.4	20.2	(1.8)
Other business transformation expenses (1)	78.1	38.3	39.8
Total stock-based compensation (2)	55.4	36.4	19.0
Acquisition and integration-related expenses (3)	0.7	—	0.7
Officer transition expense (4)	0.7	—	0.7
Tax matters indemnification gain, net (5)	—	(2.6)	2.6
Income tax effect of pre-tax adjustments (6)	(55.5)	(34.0)	(21.5)
Excess tax benefit from stock-based compensation (7)	(13.1)	—	(13.1)
Pre spin-off filed tax return adjustment (8)	—	(0.4)	0.4
Adjusted net earnings attributable to CDK	$380.3	$297.2	$83.1	28%

	Years Ended June 30,		Change
	2017	2016	$	%
Diluted earnings attributable to CDK per share	$1.99	$1.51	0.48	32%
Restructuring expenses (1)	0.12	0.13
Other business transformation expenses (1)	0.54	0.24
Total stock-based compensation (2)	0.37	0.23
Acquisition and integration-related expenses (3)	—	—
Officer transition expense (4)	—	—
Tax matters indemnification gain, net (5)	—	(0.01)
Income tax effect of pre-tax adjustments (6)	(0.37)	(0.22)
Excess tax benefit from stock-based compensation (7)	(0.08)	—
Pre spin-off filed tax return adjustment (7)	—	—
Adjusted diluted earnings attributable to CDK per share	$2.57	$1.88	0.69	37%

Weighted-average common shares outstanding:
Diluted	148.2	158.0
(1) Restructuring expense recognized in connection with our business transformation plan for fiscal 2017 and 2016. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for fiscal 2017 and 2016.
(2) Total stock-based compensation expense recognized for the periods presented was included within cost of revenues and selling, general and administrative expenses.
(3) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with assessment and integration of acquisitions and were included within selling, general and administrative expenses.
(4) Officer transition expense includes stock-based compensation and severance expense in connection with officer departures and was included within selling, general and administrative expenses for the periods presented.
(5) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(6) Income tax effect of pre-tax adjustments calculated at applicable statutory rates for each adjustment for fiscal 2017 and 2016.
(7) Excess tax benefit from stock-based compensation associated with adopting ASU 2016-09 in fiscal 2017.
(8) Net income tax benefit to adjust the liability for pre spin-off tax returns related to the gain in fiscal 2016.
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for fiscal 2017 increased $127.2 million as compared to fiscal 2016. Adjusted margin increased from 21.8% to 26.5%. The impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $0.4 million. Adjusted earnings before income taxes was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, and operating efficiencies inclusive of revenue growth, and a reduction of expenses related to employee benefits. Additionally, adjusted earnings before income taxes was favorably impacted by a fiscal 2016 accrual for cash payments and increased stock-based compensation expense in connection with the CEO transition. The favorable effects of these items were partially offset by an increase in outside service costs including costs to implement the new revenue recognition standard, an accrued liability for estimated employment tax audit assessment, and an impairment of a non-operating receivable. In addition, increased interest expense had an unfavorable impact due to borrowings under our 2021 term loan facility in December 2016 and 2027 notes in May 2017, the full impact of the 2020 term loan facility, and an increase in interest rates on our term loan facilities and 2019 and 2014 notes due to downgrades and a higher interest environment.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for fiscal 2017 was 34.2% as compared to 34.0% for fiscal 2016. The adjusted effective tax rate for fiscal 2017 was impacted by a Canadian valuation allowance adjustment. The effective tax rate for fiscal 2016 was favorably impacted by a return-to-provision adjustment related to the domestic production activities deduction, partially offset by tax expense associated with the repatriation of foreign earnings and a valuation allowance adjustment.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2017 increased $83.1 million as compared to fiscal 2016. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes partially offset by the associated tax effect.
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
(7) Acquisition and integration-related expenses include legal, accounting, other professional fees, and other integration costs incurred in connection with assessment and integration of pending acquisitions and were included within selling, general and administrative expenses.
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
Retail Solutions North America
The table below presents the reconciliation of revenues to constant currency revenues, and earnings before income taxes to constant currency adjusted earnings before income taxes for the RSNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2017	2016	$	%
Revenues	$1,600.7	$1,521.3	$79.4	5%
Impact of exchange rates	0.1	—	0.1
Constant currency revenues	$1,600.8	$1,521.3	$79.5	5%

Earnings before income taxes	$605.5	$481.3	$124.2	26%
Margin %	37.8%	31.6%
Acquisition and integration-related expenses	0.7	—	0.7
Adjusted earnings before income taxes	$606.2	$481.3	$124.9	26%
Adjusted margin %	37.9%	31.6%
The table below presents revenue by type for the RSNA segment:

	Years Ended June 30,		Change
	2017	2016	$	%
Subscription revenue	$1,261.4	$1,191.2	$70.2	6%
Transaction revenue	179.5	179.1	0.4	—%
Other revenue	159.8	151.0	8.8	6%
Total	$1,600.7	$1,521.3	$79.4	5%
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
RSNA earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic mix, a reduction of expenses related to employee benefits, and revenue growth as discussed above. The favorable effects of these items were partially offset by an impairment of a non-operating receivable, and costs incurred in connection with our assessment of acquisitions during fiscal 2017.
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
Earnings before Income Taxes. ANA earnings before income taxes for fiscal 2017 increased $16.9 million as compared to fiscal 2016. Margin increased from 9.8% to 14.4%. ANA earnings before income taxes were favorably impacted by revenue growth as discussed above and operating efficiencies from ongoing initiatives under our business transformation plan, partially offset by a growth in advertising costs.
CDK International
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency earnings before income taxes for the CDKI segment. There were no other non-GAAP adjustments to the CDKI segment for fiscal 2017 and 2016.

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

	Years Ended June 30,		Change
	2017	2016	$	%
Loss before income taxes	$(289.6)	$(200.8)	$(88.8)	(44)%
Restructuring expenses	18.4	20.2	(1.8)
Other business transformation expenses	78.1	38.3	39.8
Total stock-based compensation	55.4	36.4	19.0
Officer transition expense	0.7	—	0.7
Tax matters indemnification gain, net	—	(2.6)	2.6
Adjusted loss before income taxes	$(137.0)	$(108.5)	$(28.5)	(26)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Loss before Income Taxes. The Other loss before income taxes for fiscal 2017 increased by $88.8 million as compared to fiscal 2016. The Other loss before income taxes was unfavorably impacted by expenses associated with our business transformation plan, an increase in stock-based compensation expense primarily due to a cumulative adjustment in the fourth quarter of fiscal 2017 based on management's assessment that it is probable our performance metrics for fiscal 2018 associated with performance-based restricted stock units will exceed the target, an increase in expenses related to outside service costs including costs to implement the new revenue recognition standard, officer transition expense, and an accrued liability for estimated employment tax audit assessment. In addition, increased interest expense had an unfavorable impact due to borrowings under our 2021 term loan facility in December 2016 and 2027 notes in May 2017, the full impact of the 2020 term loan facility, and an increase in interest rates on our term loan facilities and 2019 and 2024 notes due to downgrades and a higher interest rate environment. Partially offsetting the increases is the favorable impact of a fiscal 2016 accrual for cash payments and increased stock-based compensation expense in connection with the CEO transition and a reduction of expenses related to employee benefits during fiscal 2017.
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
As of June 30, 2018, cash and cash equivalents were $804.4 million, CDK stockholders' deficit was $364.8 million, and total debt was $2,620.7 million, net of unamortized deferred financing costs of $21.4 million. Working capital as of June 30, 2018 was $864.1 million as compared to $772.7 million as of June 30, 2017. Working capital as used herein excludes current maturities of long-term debt.
Our borrowings consist of two term loan facilities with initial principal amounts of $250.0 million, a term loan facility with an initial principal amount of $400.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, and 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30% and to 5.00% from 4.50%, respectively. Additionally, we have a $300.0 million revolving credit facility, which was undrawn as of June 30, 2018.
Our long-term credit ratings and senior unsecured debt ratings are Ba1 (Stable Outlook) with Moody's, and BB+ (Stable Outlook) with S&P, which are non-investment grade.
Of the $804.4 million of cash and cash equivalents held as of June 30, 2018, $261.9 million was held by our foreign subsidiaries. Undistributed foreign earnings that the Company intends to indefinitely reinvest, and for which no taxes have been provided, aggregated to approximately $115.0 million as of June 30, 2018. The foreign earnings are indefinitely reinvested as of June 30, 2018 to cover local working capital needs and restrictions and to fund future foreign investments, including potential acquisitions. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S. business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.
In fiscal 2018, we concluded that approximately $244.0 million of accumulated foreign earnings as of December 31, 2017 were no longer indefinitely reinvested. We concluded the earnings were no longer indefinitely reinvested after considering cash flow forecasts, anticipated cash outflows for potential acquisitions in the U.S., and in light of the fact that the earnings were deemed repatriated and taxed due to the one-time transition tax included in the Tax Reform Act. We considered the incremental cost of repatriating the foreign earnings, such as foreign withholding taxes, and concluded the earnings would be repatriated to the U.S. Accordingly, during fiscal 2018, we recorded an estimated one-time tax expense of $7.7 million on undistributed foreign earnings as of December 31, 2017, consisting of $3.4 million for the one-time transition tax recorded within accrued liabilities and $4.3 million for foreign withholding taxes associated with undistributed foreign earnings recorded primarily within deferred taxes.
If circumstances change, and it becomes apparent that earnings currently considered indefinitely reinvested will be distributed, an additional tax charge may be necessary, which would affect our results of operations and payment of such taxes would affect our liquidity. Given the uncertain time and manner of repatriation, it is not practicable to estimate the amount of any additional income tax charge on indefinitely reinvested earnings.
Return of Capital Plan
Stock Repurchase Program
In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of a return of capital plan whereby we expect to return approximately $750.0 million to $1.0 billion per year through 2019 via a combination of dividends and share repurchases. Under the authorization, we may purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. Our return of capital plan has been, and is expected to continue to be, funded through a combination of free cash flow and incremental borrowings intended to bring leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to a range of 2.5x to 3.0x over the period. The actual timing, number, and price of any shares repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, the availability and cost of additional indebtedness, and other potential uses for free cash flow including, but not limited to, potential acquisitions.
Dividends to Common Stockholders
The Company declared and paid cash dividends during fiscal 2018 as follows:

Three Months Ended	Record Date	Payment Date	Dividend Per Share	Amount
September 30, 2017	9/11/2017	9/29/2017	$0.140	$19.7
December 31, 2017	12/1/2017	12/29/2017	0.150	20.5
March 31, 2018	3/1/2018	3/29/2018	0.150	20.2
June 30, 2018	6/19/2018	6/29/2018	0.150	19.7
Total			$0.590	$80.1

Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for fiscal 2018, 2017, and 2016, are summarized as follows:

	Years Ended June 30,			$ Change
	2018	2017	2016	2018	2017
Cash provided by (used in):
Operating activities	$461.6	$431.0	$320.1	$30.6	$110.9
Investing activities	(113.5)	(87.9)	(81.6)	(25.6)	(6.3)
Financing activities	(271.2)	159.9	(419.3)	(431.1)	579.2
Effect of exchange rate changes on cash and cash equivalents	1.4	4.0	(8.3)	(2.6)	12.3
Net change in cash and cash equivalents	$78.3	$507.0	$(189.1)	$(428.7)	$696.1
Fiscal 2018 Compared to Fiscal 2017
Net cash flows provided by operating activities were $461.6 million for fiscal 2018 as compared to $431.0 million in fiscal 2017. This $30.6 million increase was primarily due to an increase in cash provided by net earnings adjusted for non-cash items of $44.7 million primarily due to earnings growth in our business. This increase was partially offset by an increase in cash used for working capital of $14.1 million, which was due to timing of cash payments made to our vendors and employees partially offset by the timing of cash payments received from our customers in the normal course of business.
Net cash flows used in investing activities were $113.5 million for fiscal 2018 as compared to $87.9 million in fiscal 2017. This $25.6 million increase in cash used in investing activities was primarily due to an increase in cash used for the acquisition of Progressus Media LLC and Dashboard Dealership Enterprises in fiscal 2018.
Net cash flows used in financing activities were $271.2 million for fiscal 2018 as compared to net cash flows provided by financing activities of $159.9 million in fiscal 2017. This $431.1 million increase in cash used in financing activities was primarily due to proceeds from long-term debt in fiscal 2017 of $1,000.0 million compared to the fiscal 2018 additional borrowing of $500.0 million. During fiscal 2018, our primary cash outflows were repurchases of common stock of $623.6 million, dividend payments to our stockholders of $80.1 million, and the repayments of debt and capital lease obligations of $46.4 million. During fiscal 2017, our primary cash outflows consisted of common stock repurchases of $700.0 million, dividend payments to our stockholders of $80.7 million, and repayments of debt and capital lease obligations of $36.9 million.
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
Contractual Obligations
The following table provides a summary of our contractual obligations as of June 30, 2018.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Term loan facilities (1)	$45.0	$436.9	$310.0	$—	$791.9
Senior notes (2)	—	250.0	—	1,600.0	1,850.0
Interest on senior notes (2)	93.1	170.1	167.3	234.7	665.2
Capital lease obligations	0.2	—	—	—	0.2
Operating lease obligations (3)	20.0	24.1	11.7	10.8	66.6
Other long-term liabilities reflected within other liabilities on the consolidated balance sheet (4)	0.2	12.3	0.1	—	12.6
Total	$158.5	$893.4	$489.1	$1,845.5	$3,386.5
(1) These amounts represent the principal repayments of the term loan facilities included within our consolidated balance sheet as of June 30, 2018. Interest on our term loan facilities is based on variable rates, and interest payments will fluctuate as our interest rates fluctuate each period. Accordingly, future interest payments related to these instruments have been excluded from the table above. The interest rate per annum on the two $250.0 million term loan facilities was 3.85% and the $400.0 million was 3.85% as of June 30, 2018. Refer to Note 13, "Debt" in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K for further information.
(2) These amounts represent the principal repayments of the senior notes included within our consolidated balance sheet as of June 30, 2018 and expected future interest payments over the term of the senior notes based on the stated interest rates in effect as of June 30, 2018. Our 2019 notes bear interest at a rate of 3.80%, our 2024 notes bear interest at a rate of 5.00%, our 2026 notes bear interest at a rate of 5.875%, and our 2027 notes bear interest at a rate of 4.875%. Interest is payable semi-annually on April 15 and October 15 of each year for the 2019 and 2024 notes, June 15 and December 15 of each year for the 2026 notes, and June 1 and December 1 of each year for the 2027 notes. Refer to Note 13, "Debt" in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K for further information.
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
(4) Other long-term liabilities for which a payment date is readily available include a contingent consideration payable in installments through March 31, 2021 for the acquisition of RedBumper, LLC and NewCarIQ, LLC and Progressus Media LLC, software license fees, and cash settlements expected for restricted stock units accounted for as liability awards based on the closing price of our common stock on June 30, 2018.
In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements consisting of transactions, agreements, or other contractual arrangements to which an entity not consolidated in our financial statements was a party. However, in the normal course of operations, we may enter into contractual obligations consisting of operating lease obligations and purchase commitments. Such obligations have been presented under the caption "Contractual Obligations."
Related Party Agreements
Refer to Note 8, "Income Taxes" and Note 17, "Transactions with ADP" to our consolidated financial statements under Item 8 of Part II of this Annual Report on Form 10-K for financial information regarding agreements entered into with ADP as part of the spin-off.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. Estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial condition are discussed below.
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
Subscription. In the RSNA and CDKI segments, we provide software and technology solutions for automotive retailers and OEMs, which include:

•	DMSs and layered applications, where the software may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;

•	Interrelated services such as installation, initial training, and data updates;

•	Websites, search marketing, and reputation management services (RSNA only); and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists.
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
We recognize stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. We determine the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of our stock and a peer group of companies due to the limited trading history associated with our common stock. Inclusion of our stock volatility in the valuation of future stock option grants may impact stock-based compensation expense recognized. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
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
Income Taxes
Income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine the provision for income taxes, taxes payable or refundable, and deferred tax assets and liabilities. Our assumptions, judgments, and estimates take into consideration the realization of deferred tax assets and changes in tax laws or interpretations thereof. Our income tax returns are subject to examination by various tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.
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
We finalized our accounting policy decision with respect to GILTI and elect to account for the GILTI tax as a period cost when incurred. The GILTI provision is effective beginning in fiscal year 2019 and therefore, will have an impact on future period annual effective tax rates.
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
During fiscal 2018, our ANA segment and reporting unit was at risk of failing step one of the goodwill impairment test. The impairment test indicated that the fair value of the reporting unit exceeded the carrying value by less than 10%. The goodwill allocated to the reporting unit is $225.6 million. Declines in advertising revenue from certain OEM contracts and changes in revenue mix were the primary drivers of the decline in fair value. Further adverse changes in these factors could negatively impact the estimated fair value and result in an impairment for the reporting unit which could be material to our consolidated earnings. An adverse change to the fair value of our other reporting units could also result in an impairment charge which could be material to our consolidated earnings.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 3, "New Accounting Pronouncements" to our consolidated financial statements under Item 8 of Part II of this Annual Report on Form 10-K for financial information regarding recently issued and adopted accounting pronouncements including the effects on our results of operations, financial condition, and cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of June 30, 2018, our revolving credit facility was undrawn. The interest rate per annum on the two $250.0 million term loan facilities was 3.85% and on the $400.0 million term loan facility was 3.85% as of June 30, 2018. A hypothetical increase in the interest rate of 40 basis points would have resulted in a $3.3 million impact on earnings before income taxes for the year ended June 30, 2018.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of June 30, 2018, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euros, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $13.8 million for the year ended June 30, 2018.
We primarily manage our exposure to these market risks through our regular operating and financing activities. We also use derivatives not designated as hedges which consisted of foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposure on intercompany loans.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
CDK Global, Inc.
Hoffman Estates, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CDK Global, Inc. and subsidiaries (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 14, 2018

We have served as the Company's auditor since 2014.

CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended June 30,
	2018	2017	2016
Revenues	$2,273.2	$2,220.2	$2,114.6

Expenses:
Cost of revenues	1,182.0	1,234.9	1,243.4
Selling, general and administrative expenses	475.8	477.7	448.5
Restructuring expenses	20.9	18.4	20.2
Total expenses	1,678.7	1,731.0	1,712.1
Operating earnings	594.5	489.2	402.5

Interest expense	(95.9)	(57.2)	(40.2)
Other income, net	13.4	3.3	6.8

Earnings before income taxes	512.0	435.3	369.1

Provision for income taxes	(123.3)	(132.8)	(122.3)

Net earnings	388.7	302.5	246.8
Less: net earnings attributable to noncontrolling interest	7.9	6.9	7.5
Net earnings attributable to CDK	$380.8	$295.6	$239.3

Net earnings attributable to CDK per share:
Basic	$2.80	$2.01	$1.52
Diluted	$2.78	$1.99	$1.51

Weighted-average common shares outstanding:
Basic	135.8	146.7	157.0
Diluted	136.8	148.2	158.0

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended June 30,
	2018	2017	2016
Net earnings	$388.7	$302.5	$246.8
Other comprehensive income (loss):
Currency translation adjustments	3.5	2.2	(45.8)
Other comprehensive income (loss)	3.5	2.2	(45.8)
Comprehensive income	392.2	304.7	201.0
Less: comprehensive income attributable to noncontrolling interest	7.9	6.9	7.5
Comprehensive income attributable to CDK	$384.3	$297.8	$193.5

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except per share par value)

	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$804.4	$726.1
Accounts receivable, net of allowances of $7.4 and $6.3, respectively	374.6	372.1
Other current assets	188.3	180.6
Total current assets	1,367.3	1,278.8
Property, plant and equipment, net	131.9	135.0
Other assets	165.5	184.1
Goodwill	1,217.2	1,181.2
Intangible assets, net	126.5	104.0
Total assets	$3,008.4	$2,883.1

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$45.2	$46.5
Accounts payable	50.5	38.9
Accrued expenses and other current liabilities	198.0	188.7
Accrued payroll and payroll-related expenses	85.7	106.2
Short-term deferred revenues	169.0	172.3
Total current liabilities	548.4	552.6
Long-term debt and capital lease obligations	2,575.5	2,125.2
Long-term deferred revenues	110.4	136.1
Deferred income taxes	56.7	65.9
Other liabilities	64.7	60.1
Total liabilities	3,355.7	2,939.9

Stockholders' Deficit:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 130.1 and 140.0 shares, respectively	1.6	1.6
Additional paid-in-capital	679.8	608.6
Retained earnings	753.0	452.7
Treasury stock, at cost: 30.2 and 20.3 shares, respectively	(1,810.7)	(1,144.7)
Accumulated other comprehensive income	11.5	8.0
Total CDK stockholders’ deficit	(364.8)	(73.8)
Noncontrolling interest	17.5	17.0
Total stockholder's deficit	(347.3)	(56.8)
Total liabilities and stockholders' deficit	$3,008.4	$2,883.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended June 30,
	2018	2017	2016
Cash Flows from Operating Activities:
Net earnings	$388.7	$302.5	$246.8
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	79.1	70.3	64.0
Deferred income taxes	(10.1)	20.9	(3.6)
Stock-based compensation expense	35.7	55.4	36.4
Other	5.0	4.6	(5.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(2.8)	(8.3)	(57.0)
Decrease (increase) in other assets	7.9	(1.9)	3.0
Increase in accounts payable	11.8	4.4	15.3
(Decrease) increase in accrued expenses and other liabilities	(53.7)	(16.9)	20.8
Net cash flows provided by operating activities	461.6	431.0	320.1

Cash Flows from Investing Activities:
Capital expenditures	(46.0)	(62.4)	(50.8)
Proceeds from sale of property, plant and equipment	1.8	0.5	1.1
Capitalized software	(41.1)	(31.8)	(13.5)
Acquisitions of businesses, net of cash acquired	(29.0)	—	(18.1)
Contributions to investments	—	(2.1)	(10.0)
Proceeds from investments	0.8	7.9	9.7
Net cash flows used in investing activities	(113.5)	(87.9)	(81.6)

Cash Flows from Financing Activities:
Proceeds from long-term debt	500.0	1,000.0	250.0
Repayments of long-term debt and capital lease obligations	(46.4)	(36.9)	(20.0)
Dividends paid to stockholders	(80.1)	(80.7)	(82.3)
Repurchases of common stock	(623.6)	(700.0)	(561.0)
Proceeds from exercise of stock options	8.9	14.7	6.7
Excess tax benefit from stock-based compensation awards	—	—	8.9
Withholding tax payments for stock-based compensation awards	(10.6)	(12.2)	(8.7)
Dividend payments to noncontrolling owners	(7.4)	(6.3)	(5.0)
Payments of deferred financing costs	(7.9)	(10.6)	(2.1)
Acquisition-related payments	(4.1)	(8.1)	(6.2)
Recovery of dividends paid (Note 1D)	—	—	0.4
Net cash flows (used in) provided by financing activities	(271.2)	159.9	(419.3)

Effect of exchange rate changes on cash and cash equivalents	1.4	4.0	(8.3)

Net change in cash and cash equivalents	78.3	507.0	(189.1)

Cash and cash equivalents, beginning of period	726.1	219.1	408.2

Cash and cash equivalents, end of period	$804.4	$726.1	$219.1

	Years Ended June 30,
	2018	2017	2016
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$118.9	$120.3	$109.4
Interest	92.8	49.6	37.8
Non-cash transactions:
Non-cash consideration issued for acquisitions (Note 4)	14.5	—	13.5

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(In millions)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' (Deficit)Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity
	Shares Issued	Amount
Balance as of June 30, 2015	161.3	$1.6	$686.5	$81.2	$(50.7)	$51.6	$770.2	$13.9	$784.1
Net earnings	—	—	—	239.3	—	—	239.3	7.5	246.8
Foreign currency translation adjustments	—	—	—	—	—	(45.8)	(45.8)	—	(45.8)
Stock-based compensation expense	—	—	31.7	(0.3)	—	—	31.4	—	31.4
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(32.6)	—	30.6	—	(2.0)	—	(2.0)
Excess tax benefit from stock-based compensation awards	—	—	8.9	—	—	—	8.9	—	8.9
Cash dividends paid to stockholders	—	—	—	(82.3)	—	—	(82.3)	—	(82.3)
Repurchases of common stock	—	—	(53.8)	—	(506.5)	—	(560.3)	—	(560.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(5.0)	(5.0)
Correction of common stock issued in connection with the spin-off and dividends paid (Note1D)	(1.0)	—	—	0.4	—	—	0.4	—	0.4
Balance as of June 30, 2016	160.3	1.6	640.7	238.3	(526.6)	5.8	359.8	16.4	376.2
Net earnings	—	—	—	295.6	—	—	295.6	6.9	302.5
Foreign currency translation adjustments	—	—	—	—	—	2.2	2.2	—	2.2
Stock-based compensation expense and related dividend equivalents	—	—	47.3	(0.5)	—	—	46.8	—	46.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(45.1)	—	47.6	—	2.5	—	2.5
Cash dividends paid to stockholders	—	—	—	(80.7)	—	—	(80.7)	—	(80.7)
Repurchases of common stock	—	—	(34.3)	—	(665.7)	—	(700.0)	—	(700.0)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.3)	(6.3)
Balance as of June 30, 2017	160.3	1.6	608.6	452.7	(1,144.7)	8.0	(73.8)	17.0	(56.8)
Net earnings	—	—	—	380.8	—	—	380.8	7.9	388.7
Foreign currency translation adjustments	—	—	—	—	—	3.5	3.5	—	3.5
Stock-based compensation expense and related dividend equivalents	—	—	30.5	(0.4)	—	—	30.1	—	30.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(26.2)	—	24.5	—	(1.7)	—	(1.7)
Cash dividends paid to stockholders	—	—	—	(80.1)	—	—	(80.1)	—	(80.1)
Repurchases of common stock	—	—	66.9	—	(690.5)	—	(623.6)	—	(623.6)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(7.4)	(7.4)
Balance as of June 30, 2018	160.3	$1.6	$679.8	$753.0	$(1,810.7)	$11.5	$(364.8)	$17.5	$(347.3)

See notes to the consolidated financial statements.

CDK Global, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)

Note 1. Basis of Presentation
A. Description of Business
CDK Global, Inc (the "Company" or "CDK") enables end-to-end automotive commerce across the globe. For over 40 years, the Company has served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. The Company's solutions automate and integrate all parts of the buying process, including the advertising, acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 28,000 retail locations and most OEMs.
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
B. Basis of Preparation
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
C. Spin-off
On April 9, 2014, the board of directors of Automatic Data Processing, Inc. (“ADP”) approved the spin-off of the Dealer Services business of ADP. On September 30, 2014, the spin-off became effective and ADP distributed 100% of the common stock of CDK to the holders of record of ADP's common stock as of September 24, 2014 (the "spin-off").
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

Note 2. Summary of Significant Accounting Policies
A. Consolidation
The financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the financial statements include the accounts of Computerized Vehicle Registration ("CVR") in which CDK holds a controlling financial or management interest. Intercompany transactions and balances between consolidated CDK businesses have been eliminated.
The Company's share of earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), are included in the consolidated operating results using the equity method of accounting. Equity method investments were not significant for fiscal years ended June 30, 2018 ("fiscal 2018"), June 30, 2017 ("fiscal 2017"), and June 30, 2016 ("fiscal 2016").
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
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Company’s consolidated statements of operations since their respective acquisition dates.
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
Subscription. In the RSNA and CDKI segments, CDK provides software and technology solutions for automotive retailers and OEMs, which includes:

•
Dealer Management Systems (“DMSs”) and layered applications, where the software may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;

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
E. Income Taxes
Income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine the provision for income taxes, taxes payable or refundable, and deferred tax assets and liabilities. The Company's assumptions, judgments, and estimates take into consideration the realization of deferred tax assets and changes in tax laws or interpretations thereof. The Company's income tax returns are subject to examination by various tax authorities. A change in the assessment of the outcomes of such matters could materially impact the Company's consolidated financial statements.
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
The Company finalized its accounting policy decision with respect to global intangible low taxed income (“GILTI”) and elects to account for the GILTI tax as a period cost when incurred. The GILTI provision is effective beginning in fiscal year 2019 and therefore, will have an impact on future period annual effective tax rates.

F. Stock-Based Compensation
Certain of the Company's employees (a) have been granted stock options to purchase shares of the Company’s common stock and (b) have been granted restricted stock or restricted stock units under which shares of the Company's common stock vest based on the passage of time or achievement of performance and market conditions. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The Company records the impact of forfeitures on stock compensation expense in the period the forfeitures occur. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option pricing model are based on a combination of implied market volatilities and historical volatilities of peer companies. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercises based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
The grant date fair value of restricted stock and restricted stock units that vest upon achievement of service conditions is based on the closing price of the Company's common stock on the date of grant. The Company also grants performance-based awards that vest over a performance period. Certain performance-based awards are further subject to adjustment (increase or decrease) based on a market condition defined as total shareholder return of the Company’s common stock compared to a peer group of companies. The fair value of performance-based awards subject to a market condition is determined using a Monte Carlo simulation model. The principal variable assumptions utilized in determining the grant date fair value of performance-based awards subject to a market condition include the risk-free rate, stock volatility, dividend yield, and correlations between the Company's stock price and the stock prices of the peer group of companies. The probability associated with the achievement of performance conditions affects the vesting of our performance-based awards. Expense is only recognized for those shares expected to vest. The Company adjusts stock-based compensation expense (increase or decrease) when it becomes probable that actual performance will differ from the estimate.
Upon adopting Accounting Standards Update (“ASU”) 2016-09 "Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting," in fiscal 2017, we recognize forfeitures when they occur and no longer estimate a forfeiture rate to recognize stock-based compensation expense.
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
I. Deferred Costs
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or installation activities, including payroll-related costs for the Company's implementation and training teams, as well as commission costs for the sale. These costs are deferred and expensed proportionately over the same period that deferred revenues are recognized as revenues. Deferred amounts are monitored regularly to ensure appropriate asset and expense recognition. Current deferred costs classified within other current assets on the consolidated balance sheets were $89.2 million and $94.4 million as of June 30, 2018 and 2017, respectively. Long-term deferred costs classified within other assets on the consolidated balance sheets were $95.7 million and $115.0 million as of June 30, 2018 and 2017, respectively.
J. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the consolidated balance sheets. Funds receivable was $33.1 million and $25.7 million, and funds held for clients was $12.7 million and $7.9 million as of June 30, 2018 and 2017, respectively. Client fund obligation was $45.8 million and $33.6 million as of June 30, 2018 and 2017, respectively.
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
The Company estimates the fair value of the Company's reporting units by weighting the results from the income approach, which is the present value of expected cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which uses market multiples of companies in similar lines of business. These valuation approaches require significant judgment and consider a number of factors including assumptions about the future growth and profitability of the Company's reporting units, the determination of appropriate comparable publicly traded companies in the Company's industry, discount rates, and terminal growth rates. An adverse change to the fair value of our reporting units could result in an impairment charge which could be material to our consolidated earnings.
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
Pursuant to this policy, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $131.3 million, $150.0 million, and $161.0 million for fiscal 2018, 2017, and 2016, respectively. These expenses were classified within cost of revenues on the consolidated statements of operations. Additionally, we had cash flows used for qualifying capitalized software development cost of $41.1 million, $31.8 million, and $13.5 million in fiscal 2018, 2017, and 2016, respectively.
P. Foreign Currency
For foreign subsidiaries where the local currency is the functional currency, net assets are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation of such entities are included in accumulated other comprehensive income on the consolidated balance sheets. Currency transaction gains or losses relate to intercompany loans denominated in a currency other than that of the loan counterparty, which do not eliminate upon consolidation. Currency transaction gains or losses are included within other income, net on the consolidated statements of operations.
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

The Company determines the fair value of financial instruments in accordance with ASC 820, "Fair Value Measurements." This standard defines fair value and establishes a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 13), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of June 30, 2018 and 2017 was $1,849.3 million and $1,407.9 million, respectively, based on quoted market prices for the same or similar instruments compared to a carrying value of $1,850.0 million and $1,350.0 million as of June 30, 2018 and 2017. The term loan facilities and the senior notes are considered Level 2 fair value measurements in the fair value hierarchy.

The Company has derivatives not designated as hedges which consisted of foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposure on intercompany loans. The Company recognized changes in fair value of the derivative instruments in Other income, net in the consolidated statements of operations.
R. Concentrations
The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company maintains deposits in a diversified group of financial institutions, has not experienced any losses to date, and monitors the credit ratings of the primary depository institutions where deposits reside.
For fiscal 2018, 2017 and 2016, revenues to one customer represented approximately 9%, 11% and 11%, respectively, of the Company's revenues. Accounts receivable from this customer represented approximately 11% and 14% of the Company's accounts receivable as of June 30, 2018 and 2017, respectively. Revenues and accounts receivable from this customer were primarily generated by the ANA and RSNA segments.
Note 3. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standard Board (“FASB”) issued ASU 2017-04, “Intangibles - Goodwill and Other.” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation.  Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or operating lease that is not considered short-term. The accounting applied by lessors is largely consistent with the existing lease standard. ASU 2016-02 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018 and required companies to apply a modified retrospective transition as of the earliest period presented. In July 2018, the FASB issued ASU 2018-11, “Lease (Topic 842), Targeted Improvements,” which permits companies to apply a modified retrospective transition as of the effective date and provide comparative period disclosures under ASC Topic 840. The Company has obligations under lease agreements for facilities, equipment and vehicles, which are classified as operating leases under the existing lease standard. While the Company is still evaluating the impact that ASU 2016-02 will have on the consolidated results of operations, financial condition, or cash flows, the Company's financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for its facility and equipment leases.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. The guidance permits two methods of adoption: 1) retrospectively to each prior reporting period presented (full retrospective), or 2) retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year and subsequently issued ASU 2015-14, "Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date." As a result, the standard and subsequent amendments thereto, will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.
During fiscal 2017, the Company established a cross-functional implementation team which evaluated the impact of the new standard on its revenue contracts.
The Company will adopt this standard on a modified retrospective basis, on July 1, 2018. The Company expects the most significant impacts of adopting ASU 2014-09, and the related ASUs, on its consolidated results of operations, financial condition, or cash flows, will be as follows:

•
The Company currently applies accounting guidance for software, ASC 985-605, and recognizes revenues for on-site licenses ratably over the software license term, as CDK lacks vendor-specific objective evidence ("VSOE") of the fair values of the individual elements of the sales arrangement. Under ASC 606, the Company will no longer be required to establish VSOE and will allocate an arrangement's transaction price to on-site software licenses, based on estimated standalone selling price at the time of the sale. Therefore, upon adoption of the standard, the Company will recognize revenue and costs for on-site licenses upon installation of the software. Aside from revenues for on-site software licenses, the Company will continue to recognize the majority of its revenues, including SaaS and other service arrangements ratably over the term of arrangement and transaction revenue when service is rendered.

•
In ASC 340, "Other Assets and Deferred Costs", the FASB provides guidance for contract costs that require capitalization and subsequent amortization - costs to obtain a customer contract, and costs to fulfill the contract, which for CDK consists primarily of direct sales commissions and implementation costs of service arrangements. The adoption of the new standard will result in an increase in the costs deferred and amortized over the economic life of the contract.

The Company is in the process of finalizing the impact of adoption of this standard on its financial statements and currently anticipates at the date of adoption a pre-tax cumulative adjustment increasing retained earnings, primarily as a result of the two items discussed above, of approximately $150 million to $180 million, with a corresponding decrease in deferred revenues and increase in unbilled receivables due to timing of revenue recognition for on-site software and a slight increase in deferred costs due to costs capitalized under ASC 340 partially offset by costs related to on-site software installations prior to the date of adoption. Implications to tax related accounts are not included in these estimated amounts. The Company’s assessment of the full impact of adoption of the standard is subject to finalization, such that the actual impact of the adoption may differ from the estimated range described above.
In preparation of adopting the new standard, the Company has updated its accounting policies, systems, internal controls and processes related to revenue recognition and contract costs.
Note 4. Acquisitions
For the years ended June 30, 2018 and 2017, the Company incurred $15.7 million and $0.7 million of costs related to the assessment and integration of acquisitions which are included in selling, general and administrative expenses, respectively.
ELEAD1ONE
In July 2018, CDK announced that it had entered into a definitive agreement to acquire ELEAD1ONE. ELEAD1ONE provides automotive customer relationship management software and call center solutions that enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform. The transaction was unanimously approved by the CDK Board of Directors and is currently pending regulatory approval.
Progressus Media LLC
On April 3, 2018, the Company acquired the membership interests of Progressus Media LLC ("Progressus"), a specialty provider of mobile advertising solutions for dealerships, agencies, and automotive marketing companies. The acquisition was made pursuant to a membership interest purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of the total consideration transferred was $22.2 million which consists primarily of an initial cash price of $16.2 million, net of cash acquired, the fair value of the holdback provision of $0.3 million and the fair value of contingent consideration of $5.7 million, which is payable upon achievement of certain milestones and metrics over a three year period ending on March 31, 2021. Prior to the acquisition, a CDK officer had an existing advisory relationship with Progressus which entitled the individual to a portion of the proceeds from a sale of Progressus under a unit appreciation rights agreement. At the time of closing, $0.5 million of the total consideration transferred by CDK was paid to the officer to settle Progressus’ obligation under the terms of the officer’s unit appreciation rights agreement.
The fair value of acquired intangibles assets and other net assets was $8.7 million and $2.2 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired net assets of $11.3 million was allocated to goodwill. The acquired net assets and goodwill are included in the ANA segment. The intangible assets will be amortized over a weighted-average useful life of approximately 9 years. The goodwill recognized from this acquisition reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development. The acquired goodwill is deductible for tax purposes. As of June 30, 2018, the Company recorded $1.6 million of accrued expenses and other current liabilities and $4.4 million of other liabilities for the holdback and contingent consideration. The contingent consideration payments will be classified as financing activities on the statement of cash flows as the payments will occur more than three months after the acquisition date.
The fair values of intangible assets and the contingent consideration liability were based on preliminary valuation analysis. These estimates and assumptions are subject to change within the one-year measurement period if additional information, which existed as of the acquisition date, becomes known to the Company.
Dashboard Dealership Enterprises
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises, a provider of executive reporting solutions for auto dealers. The acquisition was made pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $21.3 million, which consists primarily of an initial cash price of $12.8 million, the fair value of the holdback provision of $1.9 million, and the fair value of contingent consideration of $6.6 million, which is payable upon achievement of certain milestones and metrics if achieved by December 31, 2018. As of June 30, 2018, the Company recorded $7.6 million of accrued expenses and other current liabilities and $0.9 million of other liabilities for the holdback and contingent consideration.
The fair value of acquired intangibles assets and liabilities assumed, including deferred tax liabilities, was $3.9 million and $1.6 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired assets of $19.0 million was allocated to goodwill. The acquired assets and goodwill are included in the RSNA segment. The intangible assets will be amortized over a weighted-average useful life of approximately 8 years. The goodwill recognized from this acquisition reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development. The acquired goodwill is not deductible for tax purposes.
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
Note 5. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan is expected to produce significant benefits in the Company's long-term business performance. As the Company executes the business transformation plan, the Company continually monitors, evaluates and refines its structure, including its design, goals, term and estimate of total restructuring expenses. As part of this process, during fiscal 2017, the Company extended the business transformation plan by one year through the fiscal year ending June 30, 2019 ("fiscal 2019"), and updated its estimate of total restructuring expenses under the business transformation plan to approximately $70.0 million through fiscal 2019. Based on additional opportunities we identified to further improve our cost structure, we have increased the estimated cost to execute the plan through fiscal 2019 to be approximately $100.0 million.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs, which include costs to terminate facility leases. The Company recognized $20.9 million, $18.4 million, and $20.2 million of restructuring expenses for fiscal 2018, 2017 and 2016, respectively. Since the inception of the business transformation plan in fiscal 2015, the Company has recognized cumulative restructuring expenses of $61.9 million. Restructuring expenses are presented separately on the consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2018 and 2017. The following table summarizes the fiscal 2018 and 2017 activity for the restructuring accrual:

	Employee-Related Costs	Contract Termination Costs	Total
Balance as of June 30, 2016	$9.0	$0.9	$9.9
Charges	14.5	4.8	19.3
Cash payments	(16.5)	(3.0)	(19.5)
Adjustments	(0.6)	(0.3)	(0.9)
Balance as of June 30, 2017	6.4	2.4	8.8
Charges	20.8	1.8	22.6
Cash payments	(21.5)	(3.0)	(24.5)
Adjustments	(1.3)	(0.4)	(1.7)
Balance as of June 30, 2018	$4.4	$0.8	$5.2

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
Incentive Equity Awards Granted by the Company
The 2014 Omnibus Award Plan ("2014 Plan") provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. As of June 30, 2018, there were 5.3 million shares available for issuance under the 2014 Plan after considering awards granted by the Company and converted as a result of the spin-off from ADP. In fiscal 2016, the Company began reissuing treasury stock to satisfy issuances of common stock upon option exercise or vesting.
Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan. The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. Effective July 1, 2016, the Company adopted ASU 2016-09 "Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting." Upon adoption, the Company made an accounting policy election to account for forfeitures as they occur rather than apply an estimated forfeiture rate. Stock-based compensation primarily consisted of the following:
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
The following table represents stock-based compensation expense and the related income tax benefits for fiscal 2018, 2017, and 2016, respectively:

	June 30,
	2018	2017	2016
Cost of revenues	$4.9	$6.3	$6.2
Selling, general and administrative expenses	30.8	49.1	30.2
Total pre-tax stock-based compensation expense	$35.7	$55.4	$36.4

Income tax benefit	$10.5	$19.4	$12.9

Stock-based compensation expense for fiscal 2018 consisted of $30.1 million of expense related to equity-classified awards and $5.6 million of expense related to liability-classified awards. This includes $1.5 million of incremental stock-based compensation expense for awards that were modified or expense recognition was accelerated related to an officer's departure for fiscal 2018.
Stock-based compensation expense for fiscal 2017 consisted of $46.8 million of expense related to equity-classified awards and $8.6 million of expense related to liability-classified awards. Stock-based compensation expense for fiscal 2017 includes $11.9 million of expense due to a cumulative adjustment in the fourth quarter based on management's assessment that it is probable CDK's performance metrics for fiscal 2018 associated with performance-based restricted stock units will exceed the target. Additionally, there was $3.1 million of incremental stock-based compensation expense for awards that were modified or expense recognition was accelerated related to an officer's departure in fiscal 2017.
Stock-based compensation expense for fiscal 2016 consisted of $31.4 million of expense related to equity-classified awards, $5.0 million of expense related to liability-classified awards. Stock-based compensation expense for fiscal 2016 includes $3.5 million of incremental stock-based compensation expense for awards that were modified or expense recognition was accelerated related to the Transition and Release Agreement entered into with Mr. Anenen on February 2, 2016.
As of June 30, 2018, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $1.7 million, $16.7 million, and $8.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years, 1.6 years, and 1.2 years, respectively.
The activity related to the Company's incentive equity awards for fiscal 2018 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding as of June 30, 2017	1,310	$39.70
Options granted	25	62.03
Options exercised	(334)	26.77
Options canceled	(44)	51.77
Options outstanding as of June 30, 2018	957	$44.25	6.7	$19.9

Exercisable as of June 30, 2018	532	$34.55	5.6	$16.2

The Company received proceeds from the exercise of stock options of $8.9 million, $14.7 million, and $6.7 million during fiscal 2018, 2017, and 2016 respectively. The aggregate intrinsic value of stock options exercised during fiscal 2018, 2017, and 2016 was approximately $14.0 million, $26.0 million, and $12.4 million, respectively.

Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted shares/units as of June 30, 2017	497	$53.98	214	$66.17
Restricted shares/units granted	184	63.71	79	64.86
Restricted shares/units vested	(230)	50.23	(138)	50.12
Restricted shares/units forfeited	(72)	58.66	(13)	58.65
Non-vested restricted shares/units as of June 30, 2018	379	$60.14	142	$58.55
Performance-Based Restricted Stock Units

	Restricted Stock Units
	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted units as of June 30, 2017	742	$65.41
Restricted units granted	236	52.36
Dividend equivalents	7	57.53
Restricted units vested	(513)	50.38
Restricted units forfeited	(61)	59.33
Non-vested restricted units as of June 30, 2018	411	$63.26

The following table presents the assumptions used to determine the fair value of the stock options granted by the Company:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Risk-free interest rate	2.0%	1.4%	1.8%
Dividend yield	0.9%	0.9%	0.9%
Weighted-average volatility factor	24.5%	24.5%	24.7%
Weighted-average expected life (in years)	6.3	6.3	6.3
Weighted-average fair value (in dollars)	$15.65	$13.90	$12.55

Note 7. Employee Benefit Plans
Defined Contribution Savings Plan. The Company's Board of Directors approved a CDK-sponsored defined contribution plan covering eligible full-time domestic employees of the Company after the spin-off date. This plan provides company matching contributions on a portion of employee contributions. In addition, this plan includes a transitional contribution for certain employees who were previously eligible to participate under ADP's domestic defined benefit plan since the Company did not adopt a similar plan. The costs recorded by the Company for this plan were $16.9 million, $18.7 million and $18.9 million for fiscal 2018, 2017 and 2016, respectively.
International Benefit Plans. The Company’s foreign subsidiaries have benefit plans that cover certain international employees. To the extent required by local statutory laws, the Company funds these benefit plans through periodic contributions under statutorily prescribed formulas. The Company’s expense for these plans was approximately $15.8 million, $14.8 million, and $14.1 million for fiscal 2018, 2017, and 2016, respectively.

Note 8. Income Taxes
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, among other things, reducing the corporate income tax rate from 35.0% to 21.0% and implementing a modified territorial tax system that includes a one-time transition tax on accumulated undistributed foreign earnings. Other provisions included in the Tax Reform Act include the broadening of the executive compensation deduction limitation, a repeal of the domestic production activity deduction and several new international provisions. The modified territorial tax system includes a new anti-deferral provision, referred to as global intangible low taxed income (“GILTI”), which subjects certain foreign income to current U.S. tax.
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
On a year-to-date basis, the Company recorded a one-time tax benefit of $18.5 million related to the Tax Reform Act comprised of $26.2 million for the re-measurement of the Company's net deferred tax liability, partially offset by tax expense of $3.4 million for the one-time transition tax recorded within accrued liabilities and $4.3 million for foreign withholding taxes associated with undistributed foreign earnings recorded primarily within deferred taxes. The year-to-date adjustment was made up of: a net $14.1 million provisional tax benefit for the one-time impacts of the Tax Reform Act recorded during the three months ended December 31, 2017; a measurement period adjustment of $0.8 million of tax benefit as a result of re-measuring the net deferred tax liability upon filing the income tax return recorded during the three months ended March 31, 2018; a measurement period adjustment recorded during the three months ended June 30, 2018 of $3.6 million of tax benefit consisting of $2.8 million to re-measure the net deferred tax liability based on finalized temporary differences and $0.8 million to revise the one-time transition tax and foreign withholding taxes based on revised earnings and profits computations completed during the period. As of June 30, 2018, the Company considers its accounting for the Tax Reform Act to be complete. In addition to the one-time tax effects of the Tax Reform Act, the Company revised its annual effective tax rate to consider the impact of the reduced corporate tax rate. Due to the Company's fiscal year, the statutory corporate tax rate for fiscal 2018 is 28.1%, representing a blended tax rate based on the tax rate in effect on a pro-rata basis.
The Company’s accounting policy election related to GILTI was incomplete as of December 31, 2017 and March 31, 2018. During the three months ended June 30, 2018, as a result of additional analysis and evaluation, the Company elected to account for the GILTI tax as a period cost when incurred. The GILTI provision is effective beginning in fiscal year 2019 and therefore, will have an impact on future period annual effective tax rates.
The ultimate impact of the Tax Reform Act may differ from the Company's estimates due to the issuance of additional regulatory guidance, the interpretation of the Tax Reform Act evolving over time and actions taken by the Company as a result of the Tax Reform Act.
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
The Company recognized receivables from ADP of $0.5 million and $1.0 million as of June 30, 2018 and 2017, respectively, and payables to ADP of $0.9 million and $1.2 million as of June 30, 2018 and 2017, respectively, under the tax matters agreement.
Provision for Income Taxes
Earnings before income taxes presented below is based on the geographic location to which such earnings were attributable.

	June 30,
	2018	2017	2016
Earnings before income taxes:
U.S.	$367.3	$324.9	$293.1
Foreign	144.7	110.4	76.0
	$512.0	$435.3	$369.1

The provision (benefit) for income taxes consisted of the following components:

	June 30,
	2018	2017	2016
Current:
Federal	$76.6	$69.6	$84.9
Foreign	35.8	27.5	24.5
State	21.0	14.8	16.5
Total current	133.4	111.9	125.9
Deferred:
Federal	(14.7)	17.0	(3.3)
Foreign	2.9	2.0	1.3
State	1.7	1.9	(1.6)
Total deferred	(10.1)	20.9	(3.6)
Total provision for income taxes	$123.3	$132.8	$122.3

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follows:

	June 30,
	2018	%	2017	%	2016	%
Provision for taxes at U.S. statutory rate	$143.9	28.1%	$152.4	35.0%	$129.2	35.0%
Increase (decrease) in provision from:
State taxes, net of federal benefit	17.3	3.4%	10.8	2.5%	9.7	2.6%
Stock compensation - excess tax benefits	(4.9)	(1.0)%	(12.0)	(2.8)%	—	—%
Noncontrolling interest	(1.8)	(0.4)%	(2.0)	(0.5)%	(2.5)	(0.7)%
Foreign tax rate differential	(2.2)	(0.4)%	(12.4)	(2.8)%	(7.8)	(2.1)%
U.S. tax on foreign earnings	19.0	3.7%	1.1	0.3%	0.8	0.2%
Foreign tax credits	(18.3)	(3.6)%	(1.9)	(0.4)%	(1.5)	(0.4)%
Foreign withholding taxes	4.5	0.9%	—	—%	—	—%
U.S. tax reform deferred tax re-measurement	(27.3)	(5.3)%	—	—%	—	—%
Valuation allowances	(3.6)	(0.7)%	0.8	0.2%	1.1	0.3%
Domestic production activities deduction	(4.0)	(0.8)%	(4.2)	(1.0)%	(6.4)	(1.7)%
Pre spin-off tax return adjustments	(0.4)	(0.1)%	—	—%	(0.4)	(0.1)%
Other	1.1	0.3%	0.2	—%	0.1	—%
Provision for income taxes	$123.3	24.1%	$132.8	30.5%	$122.3	33.1%

During fiscal 2018, the effective tax rate was favorably impacted by $18.5 million of net tax benefit due to the Tax Reform Act as discussed above. The impact of the Tax Reform Act is reflected within the following lines in the effective tax rate reconciliation above: U.S. tax reform deferred tax re-measurement, U.S. tax on foreign earnings, Foreign tax credits, Foreign withholding taxes and State taxes, net of federal benefit.
Effective July 1, 2016, the Company adopted ASU 2016-09 which favorably impacts the effective tax rate for fiscal 2018 and 2017 for excess tax benefits from stock-based compensation.

The balance sheet classification and significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2018	2017
Classification:
Long term deferred tax assets (included in other assets)	$21.9	$22.1
Long term deferred tax liabilities (included in deferred income taxes)	(56.7)	(65.9)
Net deferred tax liabilities	$(34.8)	$(43.8)

Components:
Deferred tax assets:
Accrued expenses	$8.3	$13.9
Compensation and benefits	32.7	46.1
Deferred revenue	44.4	53.8
Net operating losses	5.5	10.5
Capital losses	18.8	28.8
	109.7	153.1
Less: valuation allowances	(21.6)	(35.1)
Net deferred tax assets	88.1	118.0

Deferred tax liabilities:
Deferred expenses	46.7	64.9
Property, plant and equipment and intangible assets	70.1	92.1
Prepaid expenses	2.0	2.6
Undistributed foreign earnings	2.8	—
Other	1.3	2.2
Deferred tax liabilities	122.9	161.8
Net deferred tax liabilities	$(34.8)	$(43.8)

In the second quarter of fiscal 2018, the Company concluded that $244.0 million of accumulated foreign earnings as of December 31, 2017 were no longer indefinitely reinvested. The Company continues to remain indefinitely reinvested in any outside basis differences with respect to its foreign subsidiaries to cover local working capital needs and restrictions and to fund future investments, including potential acquisitions. Undistributed foreign earnings that the Company intends to indefinitely reinvest aggregate to approximately $115.0 million as of June 30, 2018. If circumstances change, and it becomes apparent that earnings currently considered indefinitely reinvested will be distributed, an additional tax charge may be necessary.
The Company had federal capital losses of $75.4 million which expire in 2020 and state capital losses of $75.4 million which expire in 2020 through 2030. The Company had foreign net operating loss carryforwards of approximately $20.4 million as of June 30, 2018, of which $3.0 million expires in 2019 through 2028 and $17.4 million has an indefinite carryforward period.
Valuation Allowance
The Company recorded valuation allowances of $21.6 million and $35.1 million as of June 30, 2018 and 2017, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets.
During fiscal 2018, the valuation allowance balance decreased by $13.5 million, including $10.0 million reduction for the tax rate impact on a capital loss carryforward and $3.5 million for the expiration of certain non-U.S. tax loss carryforwards.
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
Income tax payments, net of refunds were $118.9 million, $120.3 million, and $109.4 million for fiscal 2018, 2017, and 2016, respectively.
Unrecognized Income Tax Benefits
As of June 30, 2018, 2017, and 2016, the Company had unrecognized income tax benefits of $6.2 million, $6.4 million, and $4.7 million, respectively, of which $5.3 million, $4.8 million, and $3.6 million, respectively, would impact the effective tax rate, if recognized. The remainder, if recognized, would principally affect deferred taxes.
A roll-forward of unrecognized tax benefits is as follows:

	June 30,
	2018	2017	2016
Beginning of the year balance	$6.4	$4.7	$1.9
Additions for current year tax positions	1.3	1.0	1.9
Additions for tax positions of prior years	0.7	1.2	1.1
Reductions for tax positions of prior years	(0.8)	—	(0.1)
Settlement with tax authorities	(0.6)	(0.2)	—
Expiration of the statute of limitations	(0.8)	(0.2)	—
Impact of foreign exchange rate fluctuations	—	(0.1)	(0.1)
End of year balance	$6.2	$6.4	$4.7

During fiscal 2018, the Company decreased its net unrecognized income tax benefits by $0.2 million. During fiscal 2017 and 2016, the Company increased its net unrecognized income tax benefits by $1.7 million and $2.8 million, respectively. For all years, changes were based on information which indicated the extent to which certain tax positions were more likely than not to be sustained. Penalties and interest expense associated with uncertain income tax positions have been recorded in the provision for income taxes on the consolidated statements of operations. Penalties and interest incurred during fiscal 2018, 2017, and 2016 were not significant. As of June 30, 2018 and 2017, the Company had an insignificant amount of accrued penalty and interest associated with uncertain tax positions, which was included within other liabilities on the consolidated balance sheets.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years currently under examination vary by jurisdiction. During fiscal year 2018, the U.S. Internal Revenue Service ("IRS") completed the income tax audit for the tax year ended June 30, 2015 and the employment tax audit for calendar tax years 2014 through 2016. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established a liability for unrecognized income tax benefits which it believes to be adequate in relation to the potential assessments. Once established, the liability for unrecognized tax benefits is adjusted when there is more information available, when an event occurs necessitating a change, or the statute of limitations for the relevant taxing authority to examine the tax position has expired.

Income tax-related examinations currently in progress in which the Company has significant business operations are as follows:

Tax Jurisdictions	Fiscal Years Ended
New Jersey	6/30/2008 thru 6/30/2011
Canada	6/30/2012 thru 6/30/2014
Kuwait	6/30/2017
India	6/30/2015 thru 6/30/2016
Spain	6/30/2011
Italy	6/30/2014 thru 6/30/2016
Belgium	6/30/2015 thru 6/30/2017

Based on the possible outcomes of the Company's tax audits and expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will change within the next twelve months. The associated net tax impact on the effective tax rate is estimated to be a $1.0 million tax benefit, with minimal cash payments.

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 6. Net earnings allocated to participating securities were not significant for fiscal 2018, 2017 and 2016.
The following table summarizes the components of basic and diluted earnings per share.

	June 30,
	2018	2017	2016
Net earnings attributable to CDK	$380.8	$295.6	$239.3

Weighted-average shares outstanding:
Basic	135.8	146.7	157.0
Effect of employee stock options	0.3	0.7	0.5
Effect of employee restricted stock	0.7	0.8	0.5
Diluted	136.8	148.2	158.0

Basic earnings attributable to CDK per share	$2.80	$2.01	$1.52
Diluted earnings attributable to CDK per share	$2.78	$1.99	$1.51

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	June 30,
	2018	2017	2016
Stock-based awards	0.2	0.3	0.5

Note 10. Accounts Receivable, Net
Accounts receivable, net comprised of the following:

	June 30,
	2018	2017
Trade receivables	$374.5	$368.0
Lease receivables	7.5	10.4
Accounts receivable, gross	382.0	378.4
Less: allowances	7.4	6.3
Account receivable, net	$374.6	$372.1
The investment in lease receivables consisted of the following:

	June 30,
	2018	2017
Lease receivables, gross:
Minimum lease payments	$11.9	$23.4
Unearned income	(0.6)	(1.6)
	11.3	21.8
Less: lease receivables, current (included in accounts receivable, net)	7.5	10.4
Lease receivables, long-term (included in other assets)	$3.8	$11.4

Scheduled minimum payments on lease receivables as of June 30, 2018 were as follows:

Amount
Fiscal year ending 2019	$7.9
Fiscal year ending 2020	3.6
Fiscal year ending 2021	0.3
Fiscal year ending 2022	0.1
Fiscal year ending 2023	—
$11.9

The Company recognized interest income on sales-type leases of $1.0 million, $1.8 million, and $2.4 million, in fiscal 2018, 2017, and 2016, respectively, within other income, net on the consolidated statements of operations.

Note 11. Property, Plant and Equipment, Net
Depreciation expense for property, plant and equipment was $47.8 million, $40.7 million, and $35.1 million for fiscal 2018, 2017, and 2016, respectively. Property, plant, and equipment at cost and accumulated depreciation consisted of the following:

	June 30,
	2018	2017
Property, plant and equipment:
Land and buildings	$38.7	$39.4
Data processing equipment	241.8	215.5
Furniture and fixtures, leasehold improvements, and other	79.1	80.4
Total property, plant and equipment	359.6	335.3
Less: accumulated depreciation	227.7	200.3
Property, plant and equipment, net	$131.9	$135.0
Note 12. Goodwill and Intangible Assets, Net
Changes in goodwill were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2016	$604.7	$214.3	$363.7	$1,182.7
Currency translation adjustments	(0.1)	—	(1.4)	(1.5)
Balance as of June 30, 2017	604.6	214.3	362.3	1,181.2
Additions (Note 4)	19.0	11.3	—	30.3
Currency translation adjustments	(0.3)	—	6.0	5.7
Balance as of June 30, 2018	$623.3	$225.6	$368.3	$1,217.2

Components of intangible assets, net were as follows:

	June 30,
	2018			2017
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Customer lists	$181.3	$(142.4)	$38.9	$175.5	$(130.0)	$45.5
Software	208.6	(124.3)	84.3	163.7	(109.4)	54.3
Trademarks	25.0	(24.6)	0.4	25.0	(24.1)	0.9
Other intangibles	6.9	(4.0)	2.9	6.4	(3.1)	3.3
	$421.8	$(295.3)	$126.5	$370.6	$(266.6)	$104.0

Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 4 years (7 years for customer lists, 3 years for software and software licenses, and 2 years for trademarks). Amortization of intangible assets was $31.3 million, $29.6 million, and $28.9 million for fiscal 2018, 2017, and 2016, respectively.

Estimated amortization expenses of the Company's existing intangible assets as of June 30, 2018 were as follows:

Amount
Fiscal year ending 2019	$30.2
Fiscal year ending 2020	30.9
Fiscal year ending 2021	26.3
Fiscal year ending 2022	18.4
Fiscal year ending 2023	7.4
Thereafter	13.3
$126.5

Note 13. Debt
Debt comprised of the following:

	June 30,
	2018	2017
Revolving credit facility	$—	$—
2019 term loan facility	203.1	215.6
2020 term loan facility	218.8	231.3
2021 term loan facility	370.0	390.0
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes due 2026	500.0	—
4.875% senior notes, due 2027	600.0	600.0
Capital lease obligations	0.2	1.5
Unamortized debt financing costs	(21.4)	(16.7)
Total debt and capital lease obligations	2,620.7	2,171.7
Current maturities of long-term debt and capital lease obligations	45.2	46.5
Total long-term debt and capital lease obligations	$2,575.5	$2,125.2

Revolving Credit Facility
The Company has a five-year senior unsecured revolving credit facility, which was undrawn as of June 30, 2018 and 2017. The revolving credit facility provides up to $300.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro and Pound Sterling. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on September 30, 2019, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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

Term Loan Facilities
The Company has two five-year $250.0 million senior unsecured term loan facilities that mature on September 16, 2019 (the "2019 term loan facility") and December 14, 2020 (the "2020 term loan facility"), respectively. On December 9, 2016, the company entered into a five-year $400.0 million senior unsecured term loan facility that matures on December 9, 2021 (the "2021 term loan facility"). The 2019 term loan facility, 2020 term loan facility, and 2021 term loan facility are together referred to as the "term loan facilities." The term loan facilities are subject to amortization in equal quarterly installments of 1.25% of the aggregate original principal amount of the term loans made on the closing dates, with any unpaid principal amount due and payable on the maturity date.
The 2019 and 2020 term loan facilities bear interest at the same calculations as are applicable to dollar loans under the revolving credit facility. The interest rate per annum on both the 2019 and 2020 term loan facilities was 3.85% as of June 30, 2018 and 2.98% as of June 30, 2017.
The 2021 term loan bears interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.250% to 2.500% per annum based on the Company's senior, unsecured non-credit enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of Bank of America, (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.250% to 1.500% per annum based on the Ratings. The interest rate per annum on the 2021 term loan facility was 3.85% as of June 30, 2018.
Restrictive Covenants and Other Matters
The revolving credit facility and the term loan facilities are together referred to as the "credit facilities." The credit facilities contain various covenants and restrictive provisions that limit the Company's subsidiaries' ability to incur additional indebtedness, the Company's ability to consolidate or merge with other entities,; and the Company's subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of the Company's subsidiaries to pay dividends. If the Company fails to perform the obligations under these and other covenants, the revolving credit facility could be terminated and any outstanding borrowings, together with accrued interest, under the credit facilities could be declared immediately due and payable. The credit facilities also have, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness the Company may have in an aggregate principal amount in excess of $75.0 million.
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
Senior Notes
On October 14, 2014, the Company completed an offering of 3.30% unsecured senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% unsecured senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes"). The issuance price of the 2019 and 2024 notes was equal to the stated value. Interest is payable semi-annually on April 15 and October 15 of each year, and payment commenced on April 15, 2015. The interest rate payable on each applicable series of 2019 and 2024 notes is subject to adjustment from time to time if the credit ratings assigned to any series of 2019 and 2024 notes by the rating agencies is downgraded (or subsequently upgraded). The 2019 notes will mature on October 15, 2019, and the 2024 notes will mature on October 15, 2024. The 2019 and 2024 notes are redeemable at the Company's option prior to September 15, 2019 for the 2019 notes and prior to July 15, 2024 for the 2024 notes at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2019 or 2024 notes to be redeemed, and (ii) the sum of the present value of the remaining scheduled payments (as defined in the agreement), plus in each case, accrued and unpaid interest thereon. Subsequent to September 15, 2019 and July 15, 2024, the redemption price for the

2019 notes and the 2024 notes, respectively, will equal 100% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest thereon.
On June 18, 2018, the Company completed an offering of 5.875% unsecured senior notes with a $500.0 million aggregate principal amount due in 2026 (the "2026 notes"). The issuance price of the 2026 notes was equal to the stated value. Interest is payable semi-annually on June 15 and December 15 of each year, and payment will commence on December 15, 2018. The 2026 notes will mature on June 15, 2026. The 2026 notes are redeemable at the Company's option prior to June 15, 2021 in whole or in part at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable "make-whole" premium. Subsequent to June 15, 2021, the Company may redeem the 2026 notes at a price equal to: (i) 102.938% of the aggregate principal amount of the 2026 notes redeemed prior to June 15, 2022; (ii) 101.958% of the aggregate principal amount of the notes redeemed on or after June 15, 2022 but prior to June 15, 2023; (iii) 100.979% of the aggregate principal amount of the 2026 notes redeemed on or after June 15, 2023 but prior to June 15, 2024; and (iv) 100.000% of the aggregate principal amount of the 2026 notes redeemed thereafter.
On May 15, 2017, the Company completed an offering of 4.875% unsecured senior notes with a $600.0 million aggregate principal amount due in 2027 (the "2027 notes," together with the "2024 notes, "the 2019 notes", and "the 2026 notes" are the "senior notes"). The issuance price of the 2027 notes was equal to the stated value. Interest is payable semi-annually on June 1 and December 1 of each year, and payment commenced on December 1, 2017. The 2027 notes will mature on June 1, 2027. The 2027 notes are redeemable at the Company's option prior to June 1, 2022 in whole or in part at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable "make-whole" premium. Subsequent to June 1, 2022, the Company may redeem the 2027 notes at a price equal to: (i) 102.438% of the aggregate principal amount of the 2027 notes redeemed prior to June 1, 2023; (ii) 101.625% of the aggregate principal amount of the notes redeemed on or after June 1, 2023 but prior to June 1, 2024; (iii) 100.813% of the aggregate principal amount of the 2027 notes redeemed on or after June 1, 2024 but prior to June 1, 2025; and (iv) 100.000% of the aggregate principal amount of the 2027 notes redeemed thereafter.
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
Unamortized Debt Financing Costs
As of June 30, 2018 and 2017, gross debt issuance costs related to debt instruments were $29.6 million and $21.7 million, respectively. Accumulated amortization was $8.2 million and $5.0 million as of June 30, 2018 and 2017, respectively. Additional debt issuance costs of $7.9 million were capitalized in fiscal 2018. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the consolidated statement of operations.

The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of June 30, 2018 were as follows:

Amount
Fiscal year ending 2019	$45.2
Fiscal year ending 2020	473.1
Fiscal year ending 2021	213.8
Fiscal year ending 2022	310.0
Fiscal year ending 2023	—
Thereafter	1,600.0
Total debt and capital lease obligations	2,642.1
Unamortized deferred financing costs	(21.4)
Total debt and capital lease obligations, net of unamortized deferred financing costs	$2,620.7

Note 14. Commitments and Contingencies
The Company has obligations under various operating lease agreements for facilities and equipment. Total expense under these agreements was approximately $39.0 million, $46.0 million, and $49.3 million in fiscal 2018, 2017, and 2016, respectively, with minimum commitments as of June 30, 2018 as follows:

Amount
Fiscal year ending 2019	$20.0
Fiscal year ending 2020	14.3
Fiscal year ending 2021	9.8
Fiscal year ending 2022	7.3
Fiscal year ending 2023	4.4
Thereafter	10.8
$66.6

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.
As of June 30, 2018, the Company had no purchase commitments and obligations related to royalty, purchase, and maintenance agreements on the Company's software, equipment, and other assets.
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
Competition Matters
The Company is involved in several lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company (“Reynolds and Reynolds”) relating to the manner in which the defendants control access to, and allow integration with, their respective DMSs; several of the actions also include allegations of independent anticompetitive action on behalf of the Company. The Company has also received a Civil Investigative Demand from the Federal Trade Commission (“FTC”) requesting the production of documents relating to any agreement between the Company and Reynolds and Reynolds.

As of February 1, 2018, the following antitrust lawsuits have been transferred to, or filed as part of the U.S. District Court for the Northern District of Illinois for consolidated or coordinated for pretrial proceedings as part of a Multi-District Litigation proceeding (“MDL”). Currently, the parties to the MDL are engaged in preliminary proceedings and document discovery. Each of these lawsuits seeks, among other things, treble damages and injunctive relief.

•
Motor Vehicle Software Corporation (“MVSC”) brought a suit against the Company, Reynolds and Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed in the U.S. District Court for the Central District of California on February 3, 2017. Currently, Defendants’ motions to dismiss MVSC’s second amended complaint are under consideration by the court.

•
Authenticom, Inc. brought a suit against CDK Global, LLC (the Company’s operating subsidiary), and Reynolds and Reynolds. Authenticom’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin on May 1, 2017. Defendants’ motions to dismiss were granted in part, and dismissed in part.

•
Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class-action suit against CDK Global, LLC and Reynolds and Reynolds. Teterboro’s suit was originally filed in the U.S. District Court for the District of New Jersey on October 19, 2017. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a Consolidated Class Action Complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly or indirectly purchase DMS or data integration services from CDK or Reynolds and Reynolds. The Company has moved to dismiss the complaint, or in the alternative, stay the cases in the event Reynolds and Reynolds’ concurrent motion to compel arbitration (or, in the alternative, dismiss the complaint) is granted; those motions are currently being briefed by the parties.

•
Cox Automotive, along with multiple subsidiaries (“Cox”), brought suit against CDK Global, LLC. Cox’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin, on December 11, 2017. CDK Global, LLC has moved to dismiss Cox’s claims; that motion is currently under consideration by the court.

•
Loop LLC d/b/a Autoloop (“Autoloop”) brought suit against CDK Global, LLC in the U.S. District Court for the Northern District of Illinois on April 9, 2018, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, Autoloop amended its complaint as a putative class action on behalf of itself and all other similarly situated vendors. CDK Global LLC has moved to dismiss Autoloop's claims; that motion is currently being briefed by the parties.

The Company believes that these cases are without merit and intends to continue to contest the claims in these cases vigorously. Legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between the Company and Reynolds and Reynolds. On March 12, 2018, a parallel request was received from the New York State Attorney General. The Company is responding to the requests. The requests merely seek information, and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between ourselves and Reynolds and Reynolds or otherwise. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving these investigations.
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

Other Contingencies
The Company has provided approximately $26.1 million of guarantees as of June 30, 2018 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $2.0 million in letters of credit outstanding as of June 30, 2018 primarily in connection with insurance programs and our foreign subsidiaries.
Note 15. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheets in CDK stockholders' (deficit) equity. The Company's other comprehensive income (loss) for fiscal 2018, 2017, and 2016 and AOCI balances as of June 30, 2018, 2017, and 2016 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $3.5 million, $2.2 million, and $(45.8) million for fiscal 2018, 2017, and 2016, respectively. The accumulated balances reported in AOCI on the consolidated balance sheets for currency translation adjustments were $11.5 million, $8.0 million, and $5.8 million as of June 30, 2018, 2017, and 2016, respectively.
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
Additionally, the Company made open market repurchases of 9.4 million shares of the Company's common stock during fiscal 2018 for a total cost of $623.6 million and 0.3 million shares of the Company's common stock during fiscal 2017 for a total cost of $20.0 million.
Note 17. Transactions with ADP
Prior to the spin-off, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. The Company entered into a data services agreement with ADP prior to the spin-off under which ADP will provide the Company with certain data center sharing services relating to the provision of information technology, platform support, hosting and network services. The term of the agreement expired on September 30, 2016, two years after the spin-off date.
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
For fiscal 2016, the Company recorded $2.2 million of expenses related to the transition services agreement. The Company recorded $3.4 million and $7.5 million of expenses related to the data services agreement in the accompanying financial statements for fiscal 2017 and 2016, respectively.
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

	Retail Solutions North America	Advertising North America	CDK International	Other	Total
Year ended June 30, 2018
Revenues	$1,611.1	$305.8	$356.3	$—	$2,273.2
Earnings before income taxes	659.0	37.1	97.7	(281.8)	512.0
Assets	1,202.5	332.0	509.6	964.3	3,008.4
Capital expenditures	39.1	—	5.8	1.1	46.0
Depreciation and amortization	59.0	3.3	11.7	5.1	79.1

Year ended June 30, 2017
Revenues	$1,600.7	$307.6	$311.9	$—	$2,220.2
Earnings before income taxes	605.5	44.4	75.0	(289.6)	435.3
Assets	1,231.1	312.1	538.9	801.0	2,883.1
Capital expenditures	51.6	—	7.8	3.0	62.4
Depreciation and amortization	48.2	3.1	11.4	7.6	70.3

Year ended June 30, 2016
Revenues	$1,521.3	$279.7	$313.6	$—	$2,114.6
Earnings before income taxes	481.3	27.5	61.1	(200.8)	369.1
Assets	1,240.9	307.9	539.4	276.8	2,365.0
Capital expenditures	37.4	—	8.3	5.1	50.8
Depreciation and amortization	39.3	3.7	12.5	8.5	64.0
Supplemental disclosure of revenue by type was as follows:
Retail Solutions North America:
Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:

•	DMSs and layered applications, which may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;

•	Interrelated services such as installation, initial training, and data updates;

•	Websites, search marketing, and reputation management services; and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists.
Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.
Other: consulting and professional services, sales of hardware, and other miscellaneous revenues.
Advertising North America revenues are primarily earned for placing internet advertisements for OEMs and automotive retailers.
CDK International revenues are generated primarily from Subscription revenue as described above, aside from the absence of website offerings.

	Revenues
	Years Ended June 30,
	2018	2017	2016
CDK North America:
Retail Solutions North America:
Subscription revenue	$1,306.3	$1,261.4	$1,191.2
Transaction revenue	164.0	179.5	179.1
Other revenue	140.8	159.8	151.0
Total Retail Solutions North America	$1,611.1	$1,600.7	$1,521.3
Advertising North America revenue	305.8	307.6	279.7
CDK International revenue	356.3	311.9	313.6
Total	$2,273.2	$2,220.2	$2,114.6
Revenues and property, plant and equipment, net by geographic area were as follows:

	United States	Europe	Canada	Other	Total
Year ended June 30, 2018
Revenues	$1,811.7	$253.3	$105.0	$103.2	$2,273.2
Property, plant and equipment, net	105.9	14.1	3.9	8.0	131.9

Year ended June 30, 2017
Revenues	$1,808.9	$221.0	$99.2	$91.1	$2,220.2
Property, plant and equipment, net	104.5	16.3	3.7	10.5	135.0

Year ended June 30, 2016
Revenues	$1,706.4	$227.8	$94.5	$85.9	$2,114.6
Property, plant and equipment, net	91.2	15.3	2.1	10.0	118.6

Note 19. Quarterly Financial Results (Unaudited)
Summarized quarterly results of operations for the fiscal 2018 and 2017 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2018
Revenues	$565.7	$561.7	$576.6	$569.2
Gross profit (1)	258.0	270.9	281.6	280.7
Earnings before income taxes	119.8	120.3	135.0	136.9
Net earnings	83.1	106.2	97.8	101.6
Net earnings attributable to noncontrolling interest	1.8	2.2	1.7	2.2
Net earnings attributable to CDK	81.3	104.0	96.1	99.4
Basic earnings attributable to CDK per share	$0.58	$0.76	$0.71	$0.76
Diluted earnings attributable to CDK per share	$0.57	$0.75	$0.71	$0.75

Year ended June 30, 2017
Revenues	$550.7	$547.8	$556.3	$565.4
Gross profit (1)	235.6	244.6	248.6	256.5
Earnings before income taxes	111.9	118.9	110.4	94.1
Net earnings	79.2	83.6	78.8	60.9
Net earnings attributable to noncontrolling interest	2.3	0.9	1.5	2.2
Net earnings attributable to CDK	76.9	82.7	77.3	58.7
Basic earnings attributable to CDK per share	$0.51	$0.56	$0.53	$0.41
Diluted earnings attributable to CDK per share	$0.51	$0.55	$0.53	$0.41
(1) Gross profit is calculated as revenues less cost of revenues.

CDK Global, Inc.
Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts		Deductions		Balance at end of period
Year ended June 30, 2018
Accounts receivable allowances	$6.3	$3.7	$—		$(2.6)	(1)	$7.4
Deferred tax valuation allowance	35.1	—	—		(13.5)	(2)	21.6
Year ended June 30, 2017
Accounts receivable allowances	$7.1	$1.7	$—		$(2.5)	(1)	$6.3
Deferred tax valuation allowance	34.3	1.9	—		(1.1)		35.1
Year ended June 30, 2016
Accounts receivable allowances	$6.8	$2.3	$(0.1)		$(1.9)	(1)	$7.1
Deferred tax valuation allowance	33.4	1.1	(0.2)	(3)	—		34.3

(1) Doubtful accounts written off, less recoveries on accounts previously written off.
(2) Includes $10.0 million reduction for the tax rate impact on a capital loss carryforward and $3.5 million for the expiration of certain non-U.S. tax loss carryforwards.
(3) Includes amounts related to foreign exchange fluctuations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2018. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting. The adoption of ASU 2014-09, “Revenue from Contracts with Customers,” and the related ASUs, required the implementation of a new financial system and new accounting processes, which changed the Company's internal controls over revenue recognition, capture of costs to obtain and fulfill our contracts, and financial reporting. The Company has completed the design and implementation of certain of these controls and some aspects of these new internal controls were in place in the fourth quarter of fiscal 2018 related to the transition adjustment with the remainder of the new internal controls related to the new revenue recognition standard becoming effective on July 1, 2018, therefore fiscal 2019. There was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
CDK Global, Inc.
Hoffman Estates, Illinois

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CDK Global, Inc. and subsidiaries (the “Company”) as of June 30, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated August 14, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 14, 2018

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, and positions are as follows:

Name	Age*	Position(s)
Brian P. MacDonald	52	President, Chief Executive Officer and Director
Joseph A. Tautges	42	Executive Vice President, Chief Financial Officer
Dan Flynn	48	President, CDK North America
Neil Packham	47	President, CDK International
Rajiv K. Amar	51	Executive Vice President, Chief Technology Officer
Lee J. Brunz	48	Executive Vice President, General Counsel and Secretary
Amy W. Byrne	47	Executive Vice President, Chief Human Resources Officer
Dean Crutchfield	57	Executive Vice President, Chief Information Officer
Ron L. Frey	52	Executive Vice President, Chief Global Strategy Officer
Scott L. Mathews	60	Executive Vice President, North America Sales
* As of June 30, 2018
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
Mr. MacDonald has served as a director of Suncor Energy since July 2018. Mr. MacDonald previously served on the board of directors of Computer Sciences Corporation from August 2013 to April 2017, the board of directors of Sunoco from March 2012 to October 2012, Sunoco Logistics from October 2009 to October 2012, and on the board of directors of Ally Financial, Inc. from May 2013 to July 2014 following his appointment by the U.S. Department of the Treasury.
Joseph A. Tautges has served as our Executive Vice President since August 1, 2017 and began service as our Executive Vice President, Chief Financial Officer on August 9, 2017. Prior to joining CDK, Mr. Tautges served as Chief Financial Officer of the $18 billion Enterprise Services segment of Hewlett Packard Enterprise (“HPE”) from May 2014 to April 2017. While at HPE, he led a transformation initiative which enabled significant margin expansion and improved free cash flow resulting in the recent spin-merger of Enterprise Services with Computer Science Corporation to form the $26 billion DXC Technology Company. Prior to HPE, Mr. Tautges held various levels of increasing responsibility in both operations and financial management with Sears Holdings from 2011 to 2014 and Aon Hewitt from 2002 to 2011. Mr. Tautges is a Certified Public Accountant.
Dan Flynn has served as our President, CDK North America since December 1, 2017. Mr. Flynn joined CDK in February 2016 as Executive Vice President, Business Transformation. Prior to joining CDK, Mr. Flynn served as the Senior Vice President, North America Rent-A-Car Operations at Hertz from 2014 through 2016. He previously served as Regional Vice President, Southeast Region and Separation Management Office, for Hertz Equipment Rental Corporation. Mr. Flynn had extensive process and operational management responsibilities at Hertz, and led company-wide, Lean Six Sigma-based process improvement initiatives from 2007 to 2012 in various leadership roles.
Neil Packham has served as our President, CDK International since January 18, 2017. Mr. Packham joined CDK in July 2013 as Vice President for CDK's UK region, which encompasses UK, Middle East, Ireland and Africa. Prior to joining CDK, Mr. Packham worked in the automotive, digital, and software sectors working in a variety of business areas such as business development and strategy, sales and marketing, product development, and general management. He has held senior positions within a number of large corporations and start-ups.
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
Lee J. Brunz has served as our Executive Vice President, General Counsel and Secretary since the spin-off. Prior to the spin-off, Mr. Brunz served as Vice President, Counsel for the Digital Marketing business of the Dealer Services division of ADP since Dealer Services’ 2010 acquisition of Cobalt Holding Company. Prior to joining the Dealer Services division of ADP, he served as Vice President, Finance & General Counsel of Cobalt from 2008 to 2010 and as Vice President & General Counsel from 2004 to 2008.
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
Directors, Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities Exchange Commission (“SEC”) no later than 120 days after the close of our fiscal year ended June 30, 2018. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
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
Item 11. Executive Compensation
The information required by this item will be set forth under the caption "Compensation of Executive Officers" and "Compensation Discussion and Analysis" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2018. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2018. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2018. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth under the caption "Fees of Independent Accounting Firm" under "Independent Accounting Firm Independence and Fee Pre-Approval Policies and Procedures" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2018. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Part IV
Item 15.  Exhibits, Financial Statement Schedules
The following documents are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K:

1.	Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the years ended June 30, 2018, 2017, and 2016
Consolidated Balance Sheets as of June 30, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017, and 2016
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended June 30, 2018, 2017, and 2016
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts.
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of CDK Global, Inc.	8-K	1-36486	3.1	10/1/2014
3.2	Amended and Restated By-Laws of CDK Global, Inc., dated March 7, 2017	8-K	1-36486	3.1	3/9/2017
4.1	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 3.30% Senior Notes due 2019 were issued	8-K	1-36486	4.1	10/17/2014
4.2	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.50% Senior Notes due 2024 were issued	8-K	1-36486	4.2	10/17/2014
4.3	Indenture, dated as of May 15, 2017, between CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.875% senior notes due 2027 were issued	8-K	1-36486	4.1	5/15/2017
4.4	Base Indenture, dated as of June 18, 2018, between CDK Global, Inc. and U.S. Bank National Association, as trustee	8-K	1-36486	4.1	6/18/2018
4.5	Officer’s Certificate, dated as of June 18, 2018 (including the form of the Company’s 5.875% Senior Notes due 2026)	8-K	1-36486	4.2	6/18/2018
10.1	Underwriting Agreement, dated June 4, 2018, by and among CDK Global, Inc. and J.P. Morgan Securities LLC	8-K	1-36486	1.1	6/7/2018
10.2	Form of Indemnification Agreement	8-K	1-36486	10.1	6/7/2018
10.3	Amended and Restated Corporate Officer Severance Plan (Management Compensatory Plan)	8-K	1-36486	10.1	9/7/2017
10.4	Third Amended and Restated Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)	10-K	1-36486	10.11	8/8/2017
10.5	CDK Global Inc. Deferred Compensation Plan (Management Compensatory Plan)	8-K	1-36486	10.9	10/1/2014
10.6	CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	DEF 14A	1-36486	Appendix A	9/22/2015

10.7	First Amendment to the CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	10-K	1-36486	10.6	8/8/2017
10.8	UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.1	1/26/2015
10.9	Form of Deferred Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.18	11/13/2014
10.10	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.7	11/3/2015
10.11	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.8	11/3/2015
10.12	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.8	2/3/2016
10.13	UK Tax Advantaged Sub-Plan Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.9	2/3/2016
10.14	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.10	2/3/2016
10.15	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.11	2/3/2016
10.16	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.12	2/3/2016
10.17	Employment Agreement, dated December 11, 2015, between CDK Global, Inc. and Brian P. MacDonald (Management Compensatory Plan)	8-K	1-36486	10.1	12/11/2015
12.1	Computation of Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Joseph A. Tautges pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Joseph A. Tautges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	August 14, 2018	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian P. MacDonald	President, Chief Executive Officer and Director (principal executive officer)	August 14, 2018
Brian P. MacDonald
/s/ Joseph A. Tautges	Executive Vice President, Chief Financial Officer (principal financial officer)	August 14, 2018
Joseph A. Tautges
/s/ Jennifer A.Williams	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	August 14, 2018
Jennifer A. Williams
/s/ Leslie A. Brun	Director	August 14, 2018
Leslie A. Brun
/s/ Willie A. Deese	Director	August 14, 2018
Willie A. Deese
/s/ Amy J. Hillman	Director	August 14, 2018
Amy J. Hillman
/s/ Eileen J. Martinson	Director	August 14, 2018
Eileen J. Martinson
/s/ Stephen A. Miles	Director	August 14, 2018
Stephen A. Miles
/s/ Robert E. Radway	Director	August 14, 2018
Robert E. Radway
/s/ Stephen F. Schuckenbrock	Director	August 14, 2018
Stephen F. Schuckenbrock
/s/ Frank S. Sowinski	Director	August 14, 2018
Frank S. Sowinski
/s/ Robert M. Tarkoff	Director	August 14, 2018
Robert M. Tarkoff