Form 10-Q
period 2018-09-30
CDK Global, Inc.
filed 2018-11-07
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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
______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares outstanding of the registrant’s common stock as of November 5, 2018 was 128,773,455.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Revenues	$554.5	$565.7

Expenses:
Cost of revenues	281.6	307.7
Selling, general and administrative expenses	98.3	113.7
Restructuring expenses	17.2	6.5
Total expenses	397.1	427.9
Operating earnings	157.4	137.8

Interest expense	(32.2)	(23.3)
Other income, net	2.6	5.3

Earnings before income taxes	127.8	119.8

Provision for income taxes	(35.5)	(36.7)

Net earnings	92.3	83.1
Less: net earnings attributable to noncontrolling interest	2.0	1.8
Net earnings attributable to CDK	$90.3	$81.3

Net earnings attributable to CDK per common share:
Basic	$0.70	$0.58
Diluted	$0.69	$0.57

Weighted-average common shares outstanding:
Basic	129.6	140.1
Diluted	130.4	141.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Net earnings	$92.3	$83.1
Other comprehensive income (loss):
Currency translation adjustments	(6.0)	14.2
Other comprehensive income (loss)	(6.0)	14.2
Comprehensive income	86.3	97.3
Less: comprehensive income attributable to noncontrolling interest	2.0	1.8
Comprehensive income attributable to CDK	$84.3	$95.5

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	September 30,	June 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$312.8	$804.4
Accounts receivable, net of allowances of $5.3 and $7.4, respectively	383.6	374.6
Other current assets	115.6	188.3
Total current assets	812.0	1,367.3
Property, plant and equipment, net	141.2	131.9
Other assets	285.5	165.5
Goodwill	1,592.4	1,217.2
Intangible assets, net	259.8	126.5
Total assets	$3,090.9	$3,008.4

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$17.9	$45.2
Accounts payable	44.5	50.5
Accrued expenses and other current liabilities	253.0	198.0
Accrued payroll and payroll-related expenses	63.1	85.7
Short-term deferred revenues	122.1	169.0
Total current liabilities	500.6	548.4
Long-term debt and capital lease obligations	2,673.6	2,575.5
Long-term deferred revenues	68.6	110.4
Deferred income taxes	85.6	56.7
Other liabilities	62.1	64.7
Total liabilities	3,390.5	3,355.7

Stockholders' Deficit:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 128.8 and 130.1 shares, respectively	1.6	1.6
Additional paid-in-capital	654.6	679.8
Retained earnings	933.6	753.0
Treasury stock, at cost: 31.6 and 30.2 shares, respectively	(1,909.6)	(1,810.7)
Accumulated other comprehensive income	5.1	11.5
Total CDK stockholders' deficit	(314.7)	(364.8)
Noncontrolling interest	15.1	17.5
Total stockholder's deficit	(299.6)	(347.3)
Total liabilities and stockholders' deficit	$3,090.9	$3,008.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net earnings	$92.3	$83.1
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	19.7	19.5
Deferred income taxes	7.8	2.3
Stock-based compensation expense	3.3	8.1
Other	1.4	1.5
Changes in operating assets and liabilities, net of effect from acquisitions of businesses:
Decrease (increase) in accounts receivable	12.2	(1.8)
Decrease in other assets	13.0	19.8
Decrease in accounts payable	(9.5)	(3.8)
Decrease in accrued expenses and other liabilities	(0.2)	(0.9)
Net cash flows provided by operating activities	140.0	127.8

Cash Flows from Investing Activities:
Capital expenditures	(8.8)	(10.3)
Capitalized software	(10.1)	(9.6)
Acquisitions of businesses, net of cash acquired	(513.2)	—
Contributions to investments	(10.0)	—
Proceeds from investments	—	0.8
Net cash flows used in investing activities	(542.1)	(19.1)

Cash Flows from Financing Activities:
Proceeds from long-term debt	860.0	—
Repayments of long-term debt and capital lease obligations	(792.3)	(11.6)
Dividends paid to stockholders	(19.3)	(19.7)
Repurchases of common stock	(114.1)	(14.6)
Proceeds from exercises of stock options	1.0	2.6
Withholding tax payments for stock-based compensation awards	(14.9)	(8.5)
Dividend payments to noncontrolling owners	(4.4)	—
Payments of deferred financing costs	(4.4)	(0.4)
Acquisition-related payments	(1.1)	(0.9)
Net cash flows used in financing activities	(89.5)	(53.1)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3.5)	6.9

Net change in cash, cash equivalents, and restricted cash	(495.1)	62.5

Cash, cash equivalents, and restricted cash, beginning of period	817.1	734.0

Cash, cash equivalents, and restricted cash end of period	$322.0	$796.5

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$312.8	$788.6
Restricted cash in funds held for clients included in other current assets	9.2	7.9
Total cash, cash equivalents, and restricted cash	$322.0	$796.5

Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$11.8	$8.7
Interest	6.8	6.5

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of (Deficit) Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2018	160.3	$1.6	$679.8	$753.0	$(1,810.7)	$11.5	$(364.8)	$17.5	$(347.3)
Net earnings	—	—	—	90.3	—	—	90.3	2.0	92.3
Foreign currency translation adjustments	—	—	—	—	—	(6.0)	(6.0)	—	(6.0)
Stock-based compensation expense and related dividend equivalents	—	—	3.9	(0.1)	—	—	3.8	—	3.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(29.1)	—	15.2	—	(13.9)	—	(13.9)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(19.3)	—	—	(19.3)	—	(19.3)
Repurchases of common stock	—	—		—	(114.1)	—	(114.1)	—	(114.1)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(4.4)	(4.4)
Cumulative impact of adopting ASC 606 (Note 5)	—	—	—	109.7	—	(0.4)	109.3	—	109.3
Balance as of September 30, 2018	160.3	$1.6	$654.6	$933.6	$(1,909.6)	$5.1	$(314.7)	$15.1	$(299.6)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' (Deficit)Equity
	Shares Issued	Amount
Balance as of June 30, 2017	160.3	$1.6	$608.6	$452.7	$(1,144.7)	$8.0	$(73.8)	$17.0	$(56.8)
Net earnings	—	—	—	81.3	—	—	81.3	1.8	83.1
Foreign currency translation adjustments	—	—	—	—	—	14.2	14.2	—	14.2
Stock-based compensation expense and related dividend equivalents	—	—	6.9	(0.1)	—	—	6.8	—	6.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(17.6)	—	11.7	—	(5.9)	—	(5.9)
Dividends paid to stockholders ($0.14 per share)	—	—	—	(19.7)	—	—	(19.7)	—	(19.7)
Repurchase of common stock	—	—	66.9	—	(81.5)	—	(14.6)	—	(14.6)
Balance as of September 30, 2017	160.3	$1.6	$664.8	$514.2	$(1,214.5)	$22.2	$(11.7)	$18.8	$7.1
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
The Company is organized into two main operating groups. The Company's first operating group is CDK North America which is comprised of two reportable segments, Retail Solutions North America ("RSNA") and Advertising North America ("ANA"). The second operating group, which is also a reportable segment, is CDK International ("CDKI"). In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 15 for further information.
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
The accompanying condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Certain prior year amounts have been reclassified to conform to current year presentation. See the discussion in Note 3, New Accounting Pronouncements for the impact of adopting Accounting Standards Update ("ASU") 2016-18 on the presentation of changes in restricted cash in the statement of cash flows.
Note 2. Summary of Significant Accounting Policies
A. Revenue Recognition and Deferred Costs
Effective July 1, 2018, the Company adopted the Financial Accounting Standard Board (“FASB”) Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” and related ASUs ("ASC 606") using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. Refer to Note 5, Revenue for the required disclosures related to the impact of adopting ASC 606 and a discussion of the Company's updated policy related to revenue recognition and deferred costs. Refer to Note 2, Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the Company's revenue recognition and deferred costs policies prior to adoption of ASC 606.
B. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the condensed consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets. Funds receivable was $30.1 million and $33.1 million, and funds held for clients was $9.2 million and $12.7 million as of September 30, 2018 and June 30, 2018, respectively. Client fund obligation was $39.3 million and $45.8 million as of September 30, 2018 and June 30, 2018, respectively.
C. Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed
The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company’s policy also provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with the internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impracticable to separate these costs from normal maintenance activities. The Company amortizes internal use software typically over a three to five year life.
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
Pursuant to this policy, the Company recognized expenses of $19.9 million and $38.0 million for the three months ended September 30, 2018 and 2017, respectively. These expenses were classified within cost of revenues on the condensed consolidated statements of operations. Additionally, we had cash flows used for qualifying capitalized software development cost of $10.1 million and $9.6 million for the three months ended September 30, 2018 and 2017, respectively.
D. Fair Value of Financial Instruments
The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 9), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of September 30, 2018 was $1,863.1 million based on quoted market prices for the same or similar instruments and the carrying value was $1,850.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other.” ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test, which required a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. ASU 2017-04 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2019. The Company adopted this standard on July 1, 2018 with no impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-18 retrospectively during the first quarter of fiscal year 2019, and as a result included restricted cash with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts presented on the Condensed Consolidated Statements of Cash Flows. Accordingly, the Condensed Consolidated Statement of Cash Flows has been revised to include restricted cash associated with funds held for clients as a component of cash, cash equivalents, and restricted cash.

As a result of the adoption, the Company adjusted the Condensed Consolidated Statements of Cash Flows from previously reported amounts as follows:

	Three Months Ended September 30, 2017
	Originally Reported	Adjustments due to ASU 2016-18	As Adjusted
Cash, cash equivalents, and restricted cash, beginning of period	$726.1	$7.9	$734.0
Net cash flows provided by operating activities	127.8	—	127.8
Cash, cash equivalents, and restricted cash end of period	788.6	7.9	796.5

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230).” ASU 2016-15 addresses eight specific cash flow issues where there is diversity in practice in how these certain cash receipts and cash payments are presented and classified in the statements of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years, and interim periods beginning after December 15, 2017. The adoption of ASU 2016-15 did not have a material impact on the Company's condensed consolidated statements of cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” Refer to Note 5, Revenue, for the required disclosures related to the impact of adopting ASC 606.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the accounting for implementation cost incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for fiscal years, and interim periods beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-18 on its consolidated financial statements.
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

Note 4. Acquisitions
Fiscal 2019 Acquisition
ELEAD1ONE
On September 14, 2018, the Company acquired the equity interests of ELEAD1ONE. ELEAD1ONE’s automotive customer relationship management ("CRM") software and call center solutions enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform. The acquisition was made pursuant to an equity purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The Company acquired all of the outstanding stock of ELEAD1ONE for an initial cash purchase price of $513.2 million, net of cash acquired of $7.0 million.
The purchase price for this acquisition was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Cash and cash equivalents	$7.0
Accounts receivable	19.1
Other current assets	3.4
Property, plant and equipment	13.4
Intangible assets	130.3
Accrued expenses and other current liabilities	(18.7)
Short-term deferred revenues	(6.5)
Capital lease obligations	(6.1)
Total identifiable net assets	141.9
Goodwill	378.3
Net assets acquired	$520.2

The intangible assets acquired primarily relate to customer lists, software, and trademarks, which will be amortized over a weighted-average useful life of 12.3 years. The goodwill resulting from this acquisition reflects expected synergies resulting from adding ELEAD1ONE products and processes to the Company's products and processes. The acquired goodwill is allocated to the RSNA reportable segment. The acquired goodwill is deductible for tax purposes.
Given the timing of the acquisition, the fair value estimate of assets acquired and liabilities assumed are pending completion of multiple elements, including gathering further information about the identification and completeness of all assets acquired and liabilities assumed, the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by the Company's management. The fair values of assets acquired and liabilities assumed were based on a preliminary valuation analysis and are considered provisional. These estimates and assumptions are subject to change within the one-year measurement period if additional information, which existed as of the acquisition date, becomes known to the Company. Accordingly, there could be material adjustments to the consolidated financial statements, including changes in our depreciation and amortization expense related to the valuation of property, plant and equipment and intangible assets acquired and their respective useful lives among other adjustments.
In October 2018, CDK began exploring the possibility of selling the airplane acquired as part of the ELEAD1ONE acquisition. As a result of the activities, CDK concluded the airplane met the criteria for held for sale in the second quarter of fiscal year 2019, and a completed sale is expected before the end of fiscal year 2019. The purchase price allocation for the airplane will be adjusted to reflect the fair value of the airplane less estimated costs to sell.
The results of operations for ELEAD1ONE have been included in the condensed consolidated results of operations from the date of acquisition. The pro forma effects of this acquisition are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
In addition to the acquisition, the Company entered into a joint venture agreement with the sellers. Under the terms of the joint venture agreement, the Company contributed $10.0 million to the venture at the ELEAD1ONE acquisition closing and has an obligation to contribute an additional $10.0 million in the future based on defined milestones in the joint venture agreement and will own 50% of the joint venture. The Company’s contributions are expected to fund the initial operations of the joint venture. The Company does not have an obligation to fund the operations of the joint venture beyond this initial commitment. Under ASC 810 "Consolidation," the joint venture was determined to be a variable interest entity ("VIE"); however, the Company is not the primary beneficiary. As such, the joint venture will be accounted for as an equity method investment. The initial $10.0 million contribution was recorded as an investment and is included on the condensed consolidated balance sheets within other assets. The Company has assessed the maximum exposure to loss related to the joint venture to be the $20.0 million contributed and committed to be contributed. The Company has assessed the risk of loss equal to its maximum exposure to be remote and, accordingly, the Company has not recognized a liability associated with any portion of the maximum exposure to loss.
For the three months ended September 30, 2018, the Company incurred $1.2 million of costs in connection with the ELEAD1ONE acquisition and integration-related activities that were included within selling, general and administrative expenses, respectively.
Fiscal 2018 Acquisitions
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
The fair value of acquired intangibles assets and other net assets was $8.7 million and $2.2 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired net assets of $11.3 million was allocated to goodwill. The acquired net assets and goodwill are included in the RSNA segment. The intangible assets will be amortized over a weighted-average useful life of approximately 9 years. The goodwill recognized from this acquisition reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development. The acquired goodwill is deductible for tax purposes. As of June 30, 2018, the Company recorded $1.6 million of accrued expenses and other current liabilities and $4.4 million of other liabilities for the holdback and contingent consideration. The contingent consideration payments will be classified as financing activities on the statement of cash flows as the payments will occur more than three months after the acquisition date.
Dashboard Dealership Enterprises
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises ("DDE"), a provider of executive reporting solutions for auto dealers. The acquisition was made pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $21.3 million, which consists primarily of an initial cash price of $12.8 million, the fair value of the holdback provision of $1.9 million, and the fair value of contingent consideration of $6.6 million, which is payable upon achievement of certain milestones and metrics if achieved by December 31, 2018. As of June 30, 2018, the Company recorded $7.6 million of accrued expenses and other current liabilities and $0.9 million of other liabilities for the holdback and contingent consideration.
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

The result of operations for Progresses and DDE have been included in the condensed consolidated results of operation from the date of acquisition. The pro forma effects of these acquisitions are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
Note 5. Revenue
A. Adoption of ASC 606, "Revenue from Contracts with Customers"
On July 1, 2018, the Company adopted ASC 606 applying the modified retrospective method to all contracts that were not completed as of July 1, 2018. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with the available practical expedient, which did not have a material effect on the adjustment to accumulated deficit. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
Upon adoption, recognition of revenue and costs for on-site licenses and installation was changed from recognition ratably over the software license term to recognition upon installation of the software. Additionally, the Company began deferring costs to obtain and costs to fulfill the contract which for the Company consists primarily of direct sales commissions and implementation costs for service arrangements. The cumulative effects of the changes made to the consolidated July 1, 2018 balance sheet for the adoption of ASC 606 were as follows:

	Balance at June 30, 2018	Adjustments due to ASC 606	Balance at July 1, 2018
Assets
Accounts receivable	$374.6	$2.6	$377.2
Other current assets	188.3	(61.8)	126.5
Other assets	165.5	112.8	278.3
Liabilities
Accrued expenses and other current liabilities	198.0	0.4	198.4
Short-term deferred revenues	169.0	(38.4)	130.6
Long-term deferred revenues	110.4	(41.0)	69.4
Deferred income taxes	56.7	23.2	79.9
Other liabilities	64.7	0.1	64.8
Stockholders' Deficit
Retained earnings	753.0	109.7	862.7
Accumulated other comprehensive income	11.5	(0.4)	11.1
Impact on Consolidated Financial Statements
Adoption of ASC 606 had no impact to net cash (used in) or provided by operating, financing, or investing activities on the Company’s condensed consolidated statements of cash flows. The following tables summarize the effects of ASC 606 on selected unaudited line items within our condensed consolidated statement of operations and balance sheet:

	Three Months Ended September 30, 2018
	As Reported ASC 606	Impact of ASC 606	ASC 605
Revenues	554.5	(11.4)	565.9
Cost of revenues	281.6	(8.6)	290.2
Selling, general and administrative expenses	98.3	(0.3)	98.6
Total expenses	397.1	(8.9)	406.0
Operating earnings	157.4	(2.5)	159.9

Earnings before income taxes	127.8	(2.5)	130.3
Provision for income taxes	(35.5)	0.7	(36.2)
Net earnings	92.3	(1.8)	94.1
Net earnings attributable to CDK	90.3	(1.8)	92.1
Net earnings attributable to CDK per common share:
Basic	0.70	(0.01)	0.71
Diluted	0.69	(0.02)	0.71

	September 30, 2018
	As Reported ASC 606	Impact of ASC 606	ASC 605
Assets
Accounts receivable	383.6	(3.0)	380.6
Other current assets	115.6	55.7	171.3
Other assets	285.5	(116.7)	168.8
Liabilities
Accrued expenses and other current liabilities	253.0	(3.7)	249.3
Short-term deferred revenues	122.1	32.3	154.4
Long-term deferred revenues	68.6	34.5	103.1
Deferred income taxes	85.6	(20.0)	65.6
Other liabilities	62.1	(0.2)	61.9
Stockholders' Deficit
Retained earnings	933.6	(107.9)	825.7
Accumulated other comprehensive income	5.1	1.0	6.1

B. Revenue Recognition
The Company determines the amount of revenue to be recognized through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies the performance obligations.
The majority of the Company’s revenue is generated from contracts with multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company is required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received may be variable based on the specific terms of the contract.
The Company rarely licenses or sells products or services on a standalone basis. As such, the Company is required to develop its best estimate of standalone selling price of each distinct good or service as the basis for allocating the total transaction price. The primary method used to estimate standalone selling price is the adjusted market assessment approach, with some product categories using the expected cost plus a margin approach. When establishing standalone selling price, the Company considers various factors which may include geographic region, current market trends, customer class, its market share and position, its general pricing practices for bundled products and services, and recent contract sales data.
The Company applies significant judgment in order to identify and determine the number of performance obligations, estimate the total transaction price, determine the allocation of the transaction price to each identified performance obligation, and determine the appropriate method and timing of revenue recognition.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenues.
The Company generates revenues from the following five categories: subscription, on-site licenses and installation, digital advertising, transaction services, and other. The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.
Subscription. In the RSNA and CDKI segments, CDK provides software and technology solutions for automotive retailers and OEMs, which includes:

•	Dealer Management Systems (“DMSs”) and layered applications, where the software is hosted and provided on a software-as-a-service (“SaaS”) basis;

•	Interrelated services such as installation, initial training, and data updates;

•	Ongoing maintenance and support related to on-site software;

•	Websites, search marketing, and reputation management services (RSNA only); and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists, that provides the customer continuous access to hardware owned by the Company.
SaaS and other hosted service arrangements, which allow the customer continuous access to the software over the contract period without taking possession, are provided on a subscription basis. The Company has concluded that under its SaaS and hosted service arrangements, the customer obtains access to the Company’s software which resides and is maintained on its managed servers. The customer does not obtain the right to take possession of the software. As such, the Company has concluded that its SaaS and hosted services arrangements do not include a software license. Furthermore, the Company has concluded that while the support and maintenance and hosting services are capable of being distinct performance obligations, the obligations are not distinct within the context of the contract. In addition, as the support and maintenance and hosting services are provided over the same period and have the same pattern of transfer of control, the support and maintenance and hosting services are combined and recognized as a single performance obligation. The Company may provide new customers with interrelated setup activities such as installation, initial training and data updates that the Company must undertake to fulfill the contract. These are considered fulfillment activities that do not transfer the service to the customer. In addition to the core DMS software application, the customer may also contract for layered applications, which are each considered a distinct performance obligation.
Revenues for SaaS and other hosted service arrangements, are recognized ratably over the duration of the contract. The Company has determined its obligation under these arrangements is to stand ready to perform the underlying services as required by the customer. The customer receives the benefit of the services and the Company has the right to payment as the services are performed. A time-elapsed output method is used to measure progress as the Company transfers control evenly over the duration of the contract.
On-site licenses and installation. In the RSNA and CDKI segments, on-site software arrangements include a license of intellectual property as the customer has the contractual right to take possession of the software and the customer can either run the software on its own hardware or contract with another party unrelated to the Company to host the software. The customer receives the right to use the software license upon its installation for the term of the arrangement. As such, the Company has concluded that the software license is a distinct performance obligations and recognized the transaction price allocated to on-site software upon installation. The Company also provides maintenance and support of the software applications. Such maintenance and support services may include server and desktop support, bug fixes, and support resolving other issues a customer may encounter in utilizing the software. Revenue allocated to support and maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits, given the support and maintenance comprise distinct performance obligations that are satisfied ratably over time. A time-elapsed output method is used to measure progress as the Company transfers control evenly over the duration of the contract.
Advertising services. In the ANA segment, the Company receives revenues from the placement of internet advertising for automotive retailers and OEMs. Advertising contracts generally have a one year term and contain a single performance obligation recognized over time as the services are performed. The Company reports advertising revenues on a gross basis, that is, the amounts billed to our customers are recorded as revenues and amounts paid to publishers are recorded as cost of revenues. The Company provides a single optimized advertising service to its customers and controls the advertising, fulfills the advertising services, and establishes pricing.
Transaction revenues. The Company receives fees per transaction for providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, and automotive equity mining. Transaction revenues are variable based on the volume of transactions processed. For these transaction revenues, the Company has a right to payment as the transactions are performed in an amount that corresponds directly with the value to the customer. As such, the Company recognizes transaction revenues as the services are rendered and in the amount to which it has the right to invoice. Transaction revenues for credit report processing and automotive equity mining are recorded in revenues gross of costs incurred when the Company is substantively and contractually responsible for providing the service, software, and/or connectivity to the customer, and controls the specified good or service before it is transferred to the customer. The Company recognizes vehicle registration revenues net of the state registration fee when it is acting as an agent and does not control the related goods and services before they are transferred to the customer.
Other. The Company provides consulting and professional services, including mobile advertising and marketing campaign solutions, and sells hardware such as laser printers, networking and telephony equipment, and related items. Consulting and professional services are either billed on a time and materials basis or on a fixed monthly, quarterly or semi-annual basis based on the amount of services contracted. Revenue from these services are recorded when the Company’s obligation is satisfied. Where the Company’s obligation is to provide continuous services throughout the contract period and the customer receives the benefit of those services as they are performed, the Company recognizes these services revenues over time using a time-elapsed output method as the Company believes the passage of time faithfully depicts the transfer of services to its customers. Where the professional service represents a single performance obligation, the customer receives the benefit of the services only upon their completion, and the Company does not have the right to payment as the services are performed, such services revenue are recognized upon completion.
The Company often sells hardware bundled with maintenance services and has concluded that these bundles include two distinct performance obligations. The first performance obligation is to transfer the hardware product and the second performance obligation is to provide maintenance on the hardware and its embedded software. As such, the transaction price allocated to the sold hardware is recognized upon delivery at which point the customer is able to direct the use of, and obtain substantially all of the remaining benefits of the hardware. Upon delivery of the hardware, the Company generally has the right to payment, the customer has legal title, physical possession of, and control of the hardware. The transaction price allocated to the maintenance of hardware and its embedded software is recognized ratably over the duration of the contract as the customer simultaneously consumes and receives the benefit of this maintenance. The Company has determined its obligation under these arrangements is to stand ready to perform the underlying services as required by the customer. A time-elapsed output method is used to measure progress as the Company transfers control evenly over the duration of the contract. Hardware maintenance is included in subscription revenues.
C. Disaggregation of Revenue
The following table presents segment revenues by revenue category:

	Three Months Ended September 30, 2018
	Retail Solutions North America	Advertising North America	CDK International	Total
Revenue:
Subscription	$334.3	$—	$66.6	$400.9
On-site license and installation	1.4	—	8.0	9.4
Transaction	41.0	—	—	41.0
Advertising	—	65.8	—	65.8
Other	33.4	—	4.0	37.4
Total revenue	$410.1	$65.8	$78.6	$554.5

D. Contract Balances
The Company receives payments from customers based upon contractual billing schedules. Payment terms can vary by contract but the period between invoicing and when payments are due is not significant. The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables (included in accounts receivable), contract assets, or contract liabilities, (included in deferred revenue), on the Company’s condensed consolidated balance sheet. Unbilled receivables (included in accounts receivable) are recorded when the right to consideration becomes unconditional based only on the passage of time. Contract assets include amounts related to our contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance.

The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2018	July 1, 2018
Accounts receivable (including unbilled receivables)	383.6	377.2
Short-term contract assets (included in other current assets)	31.0	28.0
Long-term contract assets (included in other assets)	23.3	26.0
Short-term contract liabilities (included in short-term deferred revenues)	122.1	130.6
Long-term contract liabilities (included in long-term deferred revenues)	68.6	69.4

During the three months ended September 30, 2018, the Company recognized $122.4 million in revenue which was included in deferred revenue in the accompanying condensed consolidated balance sheet as of July 1, 2018. During the three months ended September 30, 2018, $113.3 million was invoiced and removed from contract assets in the accompanying condensed consolidated balance sheet as of July 1, 2018. The Company had no asset impairment charges related to contract assets in the period.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the three months ended September 30, 2018, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.
E. Remaining Performance Obligations
As of September 30, 2018, the Company had $2.9 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contracts original expected duration is one year or less. We expect to recognize approximately $840 million of the remaining performance obligation as revenue during the remainder of fiscal 2019, $820 million for the fiscal year ended June 30, 2020, $580 million for the fiscal year ended June 30, 2021, and $370 million for the fiscal year ended June 30, 2022. We expect to recognize the remaining $290 million as revenue thereafter. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
F. Costs to Obtain and Fulfill a Contract
In connection with the adoption of ASC 606, the Company capitalizes certain contract acquisition costs consisting primarily of commissions incurred when contracts are signed. The Company does not capitalize commissions related to contracts with a duration of less than one year; such commissions are expensed within selling, general and administrative expenses when incurred. Costs to fulfill contracts are capitalized when such costs are direct, incremental, and related to transition or installation activities for hosted software solutions. Capitalized costs to fulfill primarily include travel and employee compensation and benefit related costs for the Company's implementation and training teams. Capitalized costs to obtain a contract and most costs to fulfill a contract are amortized over a period of five years which represents the expected period of benefit of these costs. In instances where the contract term is significantly less than five years, costs to fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.
As of July 1, 2018, the company capitalized $193.4 million in contract acquisition and fulfillment costs. Management expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable and, therefore, the Company recognized a deferred cost asset in the amount of $194.8 million as of September 30, 2018. During the three months ended September 30, 2018, $19.5 million of cost amortization was recognized and there were no significant impairment losses.
Note 6. Restructuring
During the fiscal year ended June 30, 2015 ("fiscal 2015"), the Company initiated a business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations through its completion in fiscal 2019. The Company estimated cost to execute the plan through fiscal 2019 to be approximately $100.0 million.

Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs, which include costs to terminate facility leases. The Company recognized $17.2 million and $6.5 million of restructuring expenses for the three months ended September 30, 2018 and 2017, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $79.1 million. Restructuring expenses are presented separately on the condensed consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018. The following table summarizes the activity for the restructuring accrual for the three months ended September 30, 2018:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2018	$4.4	$0.8	$5.2
Charges	17.2	—	17.2
Cash payments	(11.9)	(0.1)	(12.0)
Balance as of September 30, 2018	$9.7	$0.7	$10.4

Note 7. Earnings per Share
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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 10. Net earnings allocated to participating securities were not significant for the three months ended September 30, 2018 and 2017.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2018	2017
Net earnings attributable to CDK	$90.3	$81.3

Weighted-average shares outstanding:
Basic	129.6	140.1
Effect of employee stock options	0.3	0.4
Effect of employee restricted stock	0.5	0.9
Diluted	130.4	141.4

Basic earnings attributable to CDK per share	$0.70	$0.58
Diluted earnings attributable to CDK per share	$0.69	$0.57

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended
	September 30,
	2018	2017
Stock-based awards	0.2	0.4

Note 8. Goodwill and Intangible Assets, Net
In first the quarter fiscal 2019, the Company revised segment reporting to reclassify the assets and liabilities and operating results of the April 2018 acquisition of Progressus Media LLC to the RSNA segment. The results were previously reported in the ANA segment. Goodwill has been restated as of June 30, 2018 to reflect the reclassification of the assets and liabilities for this acquisition.
Changes in goodwill for the three months ended September 30, 2018 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2018	$634.6	$214.3	$368.3	$1,217.2
Additions (Note 4)	378.3	—	—	378.3
Currency translation adjustments	0.4	—	(3.5)	(3.1)
Balance as of September 30, 2018	$1,013.3	$214.3	$364.8	$1,592.4
The Company performs its annual impairment testing for goodwill balances as of April 1 each year; however, the Company may test for impairment between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may fall below its carrying amount. During fiscal 2018, the ANA segment and reporting unit was at risk of failing step one of the goodwill impairment test. The impairment test indicated that the fair value of the reporting unit exceeded the carrying value by less than 10%. Declines in advertising revenue from certain OEM contracts and changes in revenue mix were the primary drivers of the decline in fair value. In the first quarter of fiscal 2019, ANA updated its estimates regarding operating results and growth rate due to continued changes to the business primarily related to certain OEM contracts. Therefore, the Company determined that the carrying amount of goodwill should be evaluated for impairment at September 30, 2018. The impairment test indicated that the fair value of the ANA reporting unit exceeds its carrying value by approximately 7% which is lower than the fourth quarter of fiscal 2018. No goodwill impairment was recorded. The valuation of the reporting unit requires significant judgment and is highly sensitive to underlying assumptions including forecasted revenue growth and operating earnings and discount rates. Further declines in advertising revenue or changes in advertising revenue mix could negatively impact the estimated fair value and result in an impairment for the reporting unit which could be material to consolidated earnings. Details on the fair value computation are included in our Annual Report on Form 10-K in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Components of intangible assets, net were as follows:

	September 30, 2018			June 30, 2018
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$260.9	$(129.6)	$131.3	$208.6	$(124.3)	$84.3
Customer lists	262.5	(144.2)	118.3	181.3	(142.4)	38.9
Trademarks	32.2	(24.7)	7.5	25.0	(24.6)	0.4
Other intangibles	6.3	(3.6)	2.7	6.9	(4.0)	2.9
	$561.9	$(302.1)	$259.8	$421.8	$(295.3)	$126.5

Other intangibles primarily consist of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 8 years (5 years for software and software licenses, 12 years for customer lists, and 7 years for trademarks). Amortization of intangible assets was $7.1 million and $8.0 million for the three months ended September 30, 2018 and 2017, respectively.

Estimated amortization expenses of the Company's existing intangible assets as of September 30, 2018 were as follows:

Amount
Nine months ending June 30, 2019	$31.7
Twelve months ending June 30, 2020	46.0
Twelve months ending June 30, 2021	41.8
Twelve months ending June 30, 2022	34.0
Twelve months ending June 30, 2023	18.9
Twelve months ending June 30, 2024	15.1
Thereafter	72.3
$259.8

Note 9. Debt
Debt was comprised of the following:

	September 30, 2018	June 30, 2018
Revolving credit facility	$260.0	$—
Three year term loan facility, due 2021	300.0	—
Five year term loan facility, due 2023	300.0	—
2019 term loan facility	—	203.1
2020 term loan facility	—	218.8
2021 term loan facility	—	370.0
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
Capital lease obligations	6.1	0.2
Unamortized debt financing costs	(24.6)	(21.4)
Total debt and capital lease obligations	2,691.5	2,620.7
Current maturities of long-term debt and capital lease obligations	17.9	45.2
Total long-term debt and capital lease obligations	$2,673.6	$2,575.5

Revolving Credit Facility
On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility. The credit facility replaced the previous unsecured revolving credit facility agreement, which was undrawn as of June 30, 2018. The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The Company drew $260.0 million of the $750.0 million as of September 30, 2018. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on August 17, 2023, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
The revolving credit facility is unsecured and loans thereunder bear interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.250% to 2.375% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group, Moody's Investors Services Inc., and Fitch Ratings (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of Bank of America, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.250% to 1.375% per annum based on the Ratings. The unused portion of the revolving credit facility is subject to commitment fees ranging from 0.150% to 0.350% per annum based on the Ratings. The interest rate per annum on the revolving credit facility as of September 30, 2018 was 3.795%.
Term Loan Facilities
On August 17, 2018, the Company entered into a term loan agreement which provided the Company with an aggregate of $600.0 million of term loans comprised of a $300.0 million term loan that will mature on August 17, 2021 (the "three year term loan facility") and a $300.0 million term loan that will mature on August 17, 2023 (the "five year term loan facility"). The aggregate principal amount of the three year term loan facility will be repayable in full on the maturity date. The five year term loan facility is subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount made on the closing date, with any unpaid principal amount to be due and payable on the maturity date. The three year term loan facility and the five year term loan facility are together referred to as the "term loan facilities."
The three year term loan facility bears interest (i) at the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.125% to 2.250% per annum based on the Company’s ratings or (ii) the highest of (X) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, (Y) the prime rate of Bank of America, N.A. and (Z) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000%, plus margins varying from 0.125% to 1.250% per annum based on the Ratings, and (b) with respect to the five year term loan facility (i) at the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.250% to 2.375% per annum based on the Company’s Ratings or (ii) the highest of (X) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, (Y) the prime rate of Bank of America, N.A. and (Z) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period, plus 1.000%, plus margins varying from 0.250% to 1.375% per annum based on the ratings. The interest rate per annum on the three year term loan facility and five year term loan facility as of September 30, 2018 was 3.75% and 3.88%, respectively.
On August 17, 2018, the Company voluntarily paid off all of the outstanding principal, interest and related fees using the proceeds of the term loan facilities and cash on hand, with respect to each of the two $250.0 million senior unsecured term loan facilities that mature on September 16, 2019 (the "2019 term loan facility") and December 14, 2020 (the "2020 term loan facility"), and the $400.0 million senior unsecured term loan facility that matures on December 9, 2021 (the "2021 term loan facility"). The interest rate per annum on the 2019, 2020, and 2021 term loan facilities was 3.85% as of June 30, 2018.

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
The credit facilities also contain financial covenants that will provide that (i) the ratio of total consolidated indebtedness to consolidated EBITDA shall not exceed 3.75 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall be a minimum of 3.00 to 1.00.
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
On May 15, 2017, the Company completed an offering of 4.875% unsecured senior notes with a $600.0 million aggregate principal amount due in 2027 (the "2027 notes," together with the 2024 notes, the 2019 notes, and the 2026 notes are the "senior notes"). The issuance price of the 2027 notes was equal to the stated value. Interest is payable semi-annually on June 1 and December 1 of each year, and payment will commence on December 1, 2017. The 2027 notes will mature on June 1, 2027. The 2027 notes are redeemable at the Company's option prior to June 1, 2022 in whole or in part at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable "make-whole" premium. Subsequent to June 1, 2022, the Company may redeem the 2027 notes at a price equal to: (i) 102.438% of the aggregate principal amount of the 2027 notes redeemed prior to June 1, 2023; (ii) 101.625% of the aggregate principal amount of the notes redeemed on or after June 1, 2023 but prior to June 1, 2024; (iii) 100.813% of the aggregate principal amount of the 2027 notes redeemed on or after June 1, 2024 but prior to June 1, 2025; and (iv) 100.000% of the aggregate principal amount of the 2027 notes redeemed thereafter.
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
Unamortized Debt Financing Costs
As of September 30, 2018 and June 30, 2018, gross debt issuance costs related to debt instruments were $34.0 million and $29.6 million, respectively. Accumulated amortization was $9.4 million and $8.2 million as of September 30, 2018 and

June 30, 2018, respectively. Debt financing costs are amortized over the terms of the related debt instruments to interest expense on the condensed consolidated statements of operations.
The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of September 30, 2018 were as follows:

Amount
Twelve months ending September 30, 2019	$17.9
Twelve months ending September 30, 2020	266.7
Twelve months ending September 30, 2021	316.5
Twelve months ending September 30, 2022	15.0
Twelve months ending September 30, 2023	500.0
Thereafter	1,600.0
Total debt and capital lease obligations	2,716.1
Unamortized debt financing costs	(24.6)
Total debt and capital lease obligations, net of unamortized debt financing costs	$2,691.5

Note 10. Stock-Based Compensation
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
On October 1, 2014, Automatic Data Processing, Inc. (“ADP”) distributed 100% of the common stock of the Company to the holders of record of Automatic Data Processing, Inc. (“ADP”) common stock as of September 24, 2014 (the "spin-off"). Prior to the spin-off, all employee equity awards (stock options and restricted stock) were granted by ADP. All subsequent awards, including all incentive equity awards converted from ADP awards, were granted under the 2014 Plan.
The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation primarily consisted of the following for the three months ended September 30, 2018 and 2017:
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
Time-based restricted stock units are primarily settled in cash, for non-U.S. recipients, and may be settled in stock or cash for U.S. recipients at the discretion of the Company. Compensation expense related to the issuance of time-based restricted stock units is recorded over the vesting period and is initially based on the fair value of the award on the grant date. Cash-settled, time-based restricted stock units are subsequently remeasured at each reporting date during the vesting period to the current stock value. For grants made prior to September 6, 2018, no dividend equivalents are paid on units awarded during the restricted period. For grants made on or subsequent to September 6, 2018, U.S. recipients are credited with dividend equivalents on units awarded during the restricted period, and no dividend equivalents are paid or credited on units awarded to non-U.S. recipients during the restricted period.
Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a three-year performance period. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 260% of the "target awards" plus any dividend equivalents, as described below. Certain performance-based restricted stock units are further subject to adjustment (increase or decrease) based on a market condition defined as the total shareholder return of the Company's common stock compared to a peer group of companies.
Performance-based restricted stock units are settled in either cash or stock for employees whose home country is the U.S. at the discretion of the Company and are settled in cash for all other employees and cannot be transferred during the vesting period. Compensation expense related to the issuance of performance-based restricted stock units settled in cash is recorded over the vesting period, is initially based on the fair value of the award on the grant date, and is subsequently remeasured at each reporting date to the current stock value during the performance period, based upon the probability that the performance target will be met. Compensation expense related to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date. Prior to settlement, dividend equivalents are earned on "target awards" under the performance-based restricted stock unit program.
The following table represents stock-based compensation expense and the related income tax benefits for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended
	September 30,
	2018	2017
Cost of revenues	$0.5	$1.1
Selling, general and administrative expenses	2.8	7.0
Total pre-tax stock-based compensation expense	$3.3	$8.1

Income tax benefit	$0.8	$2.8

Stock-based compensation expense for the three months ended September 30, 2018 consisted of $3.8 million of expense related to equity classified awards and $0.5 million of income related to liability classified awards. Stock-based compensation expense for the three months ended September 30, 2017 includes additional expense based on management's assessment that it was probable CDK's performance metrics for fiscal 2018 associated with performance-based restricted stock units would exceed target.
As of September 30, 2018, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $1.4 million, $35.4 million, and $5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.7 years, 2.1 years, and 1.3 years, respectively.

The activity related to the Company's incentive equity awards from June 30, 2018 to September 30, 2018 consisted of the following:
Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2018	957	$44.25
Options granted	—	—
Options exercised	(37)	28.23
Options canceled	(2)	43.54
Options outstanding as of September 30, 2018	918	$44.89
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2018	379	142
Restricted shares/units granted	2	278
Restricted shares/units vested	(160)	(42)
Restricted shares/units forfeited	(33)	(4)
Non-vested restricted units/shares as of September 30, 2018	188	374
Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2018	411
Restricted units granted	106
Dividend equivalents	—
Restricted units vested	(9)
Restricted units forfeited	(19)
Non-vested restricted units as of September 30, 2018	489

The Monte Carlo simulation model used to determine the grant date fair value of the three-year performance based restricted stock units granted in the three months ended September 30, 2018 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 20.40% and a risk-free interest rate of 2.68%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
Note 11. Income Taxes
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
The ultimate impact of the Tax Reform Act may differ from the Company’s estimates due to the issuance of additional regulatory guidance, the interpretation of the Tax Reform Act evolving over time and actions taken by the Company as a result of the Tax Reform Act.
Tax Matters Agreement
The Company and ADP entered into a tax matters agreement as part of the spin-off that governs the rights and obligations of both parties after the spin-off with respect to taxes for both pre and post spin-off periods. In accordance with the tax matters agreement, the Company recognized a net gain of $0.8 million in the three months ended September 30, 2017 in other income, net in the condensed consolidated statements of operations associated with an indemnification receivable from ADP for pre spin-off tax periods.
Valuation Allowance
The Company had valuation allowances of $21.0 million and $21.6 million as of September 30, 2018 and June 30, 2018, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During the three months ended September 30, 2018, the valuation allowance balance was decreased primarily due to the utilization of loss carryforwards and the adoption of ASC 606.
Unrecognized Income Tax Benefits
As of September 30, 2018 and June 30, 2018, the Company had unrecognized income tax benefits of $6.4 million and $6.2 million, respectively, of which $5.5 million and $5.3 million, respectively, would impact the effective tax rate if recognized. During the three months ended September 30, 2018, the Company increased its unrecognized income tax benefits related to current tax positions by $0.2 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2018 and 2017 was 27.8% and 30.6%, respectively. The effective tax rate for the three months ended September 30, 2018 was favorably impacted by a lower federal statutory tax rate, offset by a $3.4 million deferred tax charge associated with executive compensation limitations. The effective tax rate for the three months ended September 30, 2018 and 2017 were favorably impacted by $1.9 million and $3.4 million of excess tax benefits, respectively.

Note 12. Commitments and Contingencies
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
Legal Proceedings
From time to time, the Company is involved in legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business activities. Such proceedings can be expensive and disruptive to normal business operations. When losses are considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. At this time, the Company is unable to reasonably estimate any reasonably possible loss or ranges of losses on the matters and proceedings described below for a variety of reasons, including, among others: (i) the proceedings being in the relatively early stages; (ii) uncertainty as to the outcome of pending or anticipated appeals, motions, counterclaims, or settlements; (iii) significant factual issues remain to be resolved; and (iv) the novel or uncertain nature of the legal issues presented.
Competition Matters
The Company is involved in multiple lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds and Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective DMSs. The Company has also received from the Federal Trade Commission ("FTC") a Civil Investigative Demand consisting of a request to produce documents relating to any agreement between the Company and Reynolds and Reynolds.
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

•
Motor Vehicle Software Corporation (“MVSC”) brought a suit against the Company, Reynolds and Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed in the U.S. District Court for the Central District of California on February 3, 2017. Defendants’ motions to dismiss MVSC’s second amended complaint was denied.

•
Authenticom, Inc. brought a suit against CDK Global, LLC (the Company’s operating subsidiary), and Reynolds and Reynolds. Authenticom’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin on May 1, 2017. Defendants’ motions to dismiss were granted in part, and dismissed in part.

•
Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class-action suit against CDK Global, LLC and Reynolds and Reynolds. Teterboro’s suit was originally filed in the U.S. District Court for the District of New Jersey on October 19, 2017. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a Consolidated Class Action Complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly or indirectly purchase DMS or data integration services from CDK or Reynolds and Reynolds. The Company has moved to dismiss the complaint, or in the alternative, compel arbitration of certain of the cases while staying the remainder pending the outcome of those arbitration proceedings. On October 23, 2018, the putative Dealership Class Plaintiffs and Reynolds and Reynolds filed a Motion for Preliminary Approval of Settlement and for Conditional Certification of the Proposed Settlement Class. Reynolds concurrently withdrew its previously filed motion to compel arbitration of the Dealership class action (or, in the alternative, to dismiss) as moot.

•
Cox Automotive, along with multiple subsidiaries (“Cox”), brought suit against CDK Global, LLC. Cox’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin, on December 11, 2017. CDK Global, LLC has moved to dismiss Cox’s claims; that motion is currently under consideration by the court.

•
Loop LLC d/b/a Autoloop (“Autoloop”) brought suit against CDK Global, LLC in the U.S. District Court for the Northern District of Illinois on April 9, 2018, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, Autoloop amended its complaint as a putative class action on behalf of itself and all other similarly situated vendors. CDK Global, LLC has moved to dismiss Autoloop's claims; that motion is currently under consideration by the court.

The Company believes that these cases are without merit and intends to continue to contest the claims in these cases vigorously. Legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between the Company and Reynolds and Reynolds. Subsequently, parallel requests have been received from certain states' Attorneys General. The Company is responding to the requests. The requests merely seek information, and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between ourselves and Reynolds and Reynolds or otherwise. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving these investigations.

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
Other Contingencies
The Company has provided approximately $25.3 million of guarantees as of September 30, 2018 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $1.9 million in letters of credit outstanding as of September 30, 2018 primarily in connection with insurance programs and our foreign subsidiaries.
Note 13. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the condensed consolidated balance sheets in CDK stockholders' (deficit) equity. The Company's other comprehensive income (loss) for the three months ended September 30, 2018 and 2017 and AOCI balances as of September 30, 2018 and June 30, 2018 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $(6.0) million and $14.2 million for the three months ended September 30, 2018 and 2017, respectively. The accumulated balances reported in AOCI on the condensed consolidated balance sheets for currency translation adjustments were $5.1 million and $11.5 million as of September 30, 2018 and June 30, 2018, respectively.
Note 14. Share Repurchases
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
The Company made open market repurchases of approximately 1.8 million shares of the Company's common stock during the three months ended September 30, 2018 for a total cost of $114.1 million.
Note 15. Financial Data by Segment
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
In the first quarter of fiscal 2019, the Company revised segment reporting to reclassify the assets and liabilities and operating results of the April 2018 acquisition of Progressus Media LLC to the RSNA segment. The results were previously reported in the ANA segment.

Revenue by segment was as follows:

	Revenues
	Three Months Ended
	September 30,
	2018	2017
CDK North America:
Retail Solutions North America	$410.1	$401.6
Advertising North America	65.8	79.8
CDK International	78.6	84.3
Total	$554.5	$565.7

Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2018	2017
CDK North America:
Retail Solutions North America	$175.6	$156.2
Advertising North America	6.2	10.6
CDK International	18.8	21.4
Other	(72.8)	(68.4)
Total	$127.8	$119.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," or the "Company") may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including: the Company's business outlook, forecasted GAAP and adjusted results for the Company's fiscal year ending June 30, 2019 ("fiscal 2019"), statements concerning the Company's payment of dividends and the repurchase of shares, leverage targets and the funding of such dividends and repurchases; the Company's objectives for its multi-year business transformation plan; other plans; objectives; forecasts; goals; beliefs; business strategies; future events; business conditions; results of operations; financial position business outlook trends; and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

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
There may be other factors that may cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described under "Item 1A. Risk Factors" of our most recent Annual

Report on Form 10-K (the "Form 10-K") and in this Quarterly Report on Form 10-Q under "Item 1A. Risk Factors," for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect new information or future events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
The following discussion should be read in conjunction with our consolidated and combined financial statements and accompanying notes thereto included elsewhere herein. In this Quarterly Report on Form 10-Q, all references to "we," "our," and "us" refer collectively to CDK and its consolidated subsidiaries.

DC RESULTS OF OPERATIONS
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

Factors Affecting Comparability of Financial Results
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises, a provider of executive reporting solutions for auto dealers.
On April 3, 2018, the Company acquired the membership interests of Progressus Media LLC, a provider of mobile advertising solutions for dealerships, agencies, and automotive marketing companies.
On September 14, 2018, the Company acquired the equity interests of ELEAD1ONE. ELEAD1ONE’s automotive customer relationship management ("CRM") software and call center solutions enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform.
On July 1, 2018, we adopted Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” and related ASUs ("ASC 606") which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance using the modified retrospective approach. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. For additional information, refer to Note 5, "Revenue" to our condensed consolidated financial statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q.
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, among other things, reducing the corporate income tax rate from 35.0% to 21.0%.
Business Transformation Plan
During fiscal 2015, we initiated a business transformation plan designed to increase operating efficiency, improve the cost structure of our global operations, and generate more than $300.0 million of additional consolidated adjusted EBITDA through its completion at the end of fiscal 2019. We currently estimate that we will incur approximately $300.0 million of costs to execute the plan through its completion, which are comprised of approximately $100.0 million of restructuring expense and approximately $200.0 million of other expenses.

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
Other

Restructuring expenses associated with the business transformation plan include employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $17.2 million and $6.5 million of restructuring expenses for the three months ended September 30, 2018 and 2017, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $79.1 million. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2018 and June 30, 2018. The following table summarizes the activity for the restructuring accrual for the three months ended September 30, 2018:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2018	$4.4	$0.8	$5.2
Charges	17.2	—	17.2
Cash payments	(11.9)	(0.1)	(12.0)
Balance as of September 30, 2018	$9.7	$0.7	$10.4
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our condensed consolidated statements of operations. We recognized other business transformation expense of $5.2 million and $15.8 million for the three months ended September 30, 2018 and 2017, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $178.5 million.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenue by providing services to customers. We generate revenues from five categories: subscription, on-site licenses and installation, digital advertising, transaction services, and other.
In our RSNA segment, we have the following sources of revenue:
Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:

•	DMSs and layered applications, where the software is hosted and provided on a software-as-a-service ("SaaS:") basis;

•	Interrelated services such as installation, initial training, and data updates;

•	Ongoing maintenance and support related to on-site software;

•	Websites, search marketing, and reputation management services; and

•	Hardware on a service basis, meaning no specific assets are identified or a substantive right of substitution exists.
On-site licenses and installation: DMSs applications where the software is installed on-site at the customer's location and interrelated services such as installation.
Transaction services: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.
Other: consulting and professional services, including mobile advertising and marketing campaign solutions, sales of hardware, and other miscellaneous revenues.
In our ANA segment, revenues are primarily earned for placing digital advertisements for OEMs and automotive retailers.
CDKI revenues are generated from subscription, aside from the absence of website offerings, on-site licenses and installation, and other revenues as described above.
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

Results of Operations
The following is a discussion of the results of our consolidated operations for the three months ended September 30, 2018 and 2017. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
Revenues	$554.5	$565.7	$(11.2)	(2)%
Cost of revenues	281.6	307.7	(26.1)	(8)%
Selling, general, and administrative expenses	98.3	113.7	(15.4)	(14)%
Restructuring expenses	17.2	6.5	10.7	n/m
Total expenses	397.1	427.9	(30.8)	(7)%
Operating earnings	157.4	137.8	19.6	14%
Interest expense	(32.2)	(23.3)	(8.9)	38%
Other income, net	2.6	5.3	(2.7)	(51)%
Earnings before income taxes	127.8	119.8	8.0	7%
Margin %	23.0%	21.2%
Provision for income taxes	(35.5)	(36.7)	1.2	(3)%
Effective tax rate	27.8%	30.6%
Net earnings	92.3	83.1	9.2	11%
Less: net earnings attributable to noncontrolling interest	2.0	1.8	0.2	11%
Net earnings attributable to CDK	$90.3	$81.3	$9.0	11%
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues. Revenues for the three months ended September 30, 2018 decreased $11.2 million as compared to the three months ended September 30, 2017 which was primarily related to the $11.4 million reduction to revenue in fiscal 2019 related to changes in the timing of revenue recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time. ANA segment revenues decreased $14.0 million, CDKI segment revenues decreased $5.7 million, partially offset by RSNA segment revenue growth of $8.5 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $1.9 million. The foreign exchange rate impact was primarily due to the strength of the Canadian dollar and Euro against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2018 decreased by $26.1 million as compared to the three months ended September 30, 2017 which includes the $8.6 million of costs to fulfill that were deferred and costs related to revenue that was recognized prior to July 1, 2018 upon adoption of ASC 606. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $0.8 million. Cost of revenues was favorably impacted by lower other business transformation expenses and lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $19.9 million and $38.0 million for the three months ended September 30, 2018 and 2017, respectively, representing 3.6% and 6.7% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2018 decreased by $15.4 million compared to the three months ended September 30, 2017. ASC 606 did not have a significant impact on selling, general and administrative expenses in fiscal 2019. Selling, general and administrative expenses decreased due to lower stock-based compensation, lower costs to implement the new revenue recognition standard, other business transformation expenses, and lower expenses as a result of lower labor-related costs attributable to ongoing initiatives under our business transformation plan primarily related to lower headcount and geographic labor mix. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $0.2 million.
Restructuring Expenses. Restructuring expenses for the three months ended September 30, 2018 increased by $10.7 million as compared to the three months ended September 30, 2017 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the three months ended September 30, 2018 increased by $8.9 million as compared to the three months ended September 30, 2017 largely due to borrowings under our 2026 notes in June 2018.
Other Income, net. Other income, net for the three months ended September 30, 2018 decreased by $2.7 million as compared to the three months ended September 30, 2017 due primarily to fluctuations in foreign exchange gains and losses and a gain in fiscal 2018 associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with the tax matters agreement.
Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2018 and 2017 was 27.8% and 30.6%, respectively. The effective tax rate for the three months ended September 30, 2018 was impacted by a lower federal statutory tax rate, offset by a deferred tax charge associated with executive compensation. The effective tax rate for the three months ended September 30, 2018 and 2017 were favorably impacted by $1.9 million and $3.4 million of excess tax benefits, respectively.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended September 30, 2018 increased $9.0 million as compared to the three months ended September 30, 2017. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
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
Effective July 1, 2018, we began including amortization of acquired intangible assets within our calculations of adjusted earnings before income taxes, adjusted net earnings attributable to CDK, and adjusted diluted net earnings attributable to CDK per share. Amortization of acquired intangible assets represents non-cash expenses associated with acquisition activities that we expect to become more meaningful due to our evolving acquisition strategy. These expenses are inconsistent in amount and frequency and are significantly affected by the timing and size of our acquisitions. Therefore, we adjust for amortization of acquired intangible assets within our calculations of these measures because it does not directly reflect our underlying operations, and excluding such information provides us with a better understanding of our ongoing operating performance across periods.
Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures on both an ASC 606 and ASC 605 basis to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended
	September 30,			Change
	2018		2017	ASC 605
	ASC 606	ASC 605		$	%
Revenues	$554.5	$565.9	$565.7	$0.2	—%
Impact of exchange rates	1.9	2.2	—	2.2
Constant currency revenues	$556.4	$568.1	$565.7	$2.4	—%

Earnings before income taxes	$127.8	$130.3	$119.8	$10.5	9%
Margin %	23.0%	23.0%	21.2%
Restructuring expenses (1)	17.2	17.2	6.5	10.7
Other business transformation expenses (1)	5.2	5.2	15.2	(10.0)
Total stock-based compensation (2)	3.3	3.3	8.1	(4.8)
Amortization of acquired intangible assets (3)	3.1	3.1	3.8	(0.7)
Transaction and integration-related costs (4)	1.8	1.8	0.6	1.2
Legal and regulatory expenses related to competition matters (5)	1.7	1.7	0.9	0.8
Tax matters indemnification gain (6)	—	—	(0.8)	0.8
Adjusted earnings before income taxes	$160.1	$162.6	$154.1	$8.5	6%
Adjusted margin %	28.9%	28.7%	27.2%
Impact of exchange rates	0.9	1.0	—	1.0
Constant currency adjusted earnings before income taxes	$161.0	$163.6	$154.1	$9.5	6%

Provision for income taxes	$35.5	$36.2	$36.7	$(0.5)	(1)%
Effective tax rate	27.8%	27.8%	30.6%
Income tax effect of pre-tax adjustments (7)	7.4	7.4	12.5	(5.1)
Excess tax benefit from stock-based compensation(8)	1.9	1.9	3.5	(1.6)
Impact of U.S tax reform (9)	(3.4)	(3.4)	—	(3.4)
Adjusted provision for income taxes	$41.4	$42.1	$52.7	$(10.6)	(20)%

Adjusted effective tax rate	25.9%	25.9%	34.2%

Net earnings attributable to CDK	$90.3	$92.1	$81.3	$10.8	13%
Restructuring expenses (1) (10)	17.1	17.1	6.4	10.7
Other business transformation expenses (1)	5.2	5.2	15.2	(10.0)
Total stock-based compensation (2)	3.3	3.3	8.1	(4.8)
Amortization of acquired intangible assets (3) (10)	3.0	3.0	3.7	(0.7)
Transaction and integration-related costs (4)	1.8	1.8	0.6	1.2
Legal and regulatory expenses related to competition matters (5)	1.7	1.7	0.9	0.8
Tax matters indemnification gain (6)	—	—	(0.8)	0.8
Income tax effect of pre-tax adjustments (7)	(7.4)	(7.4)	(12.5)	5.1
Excess tax benefit from stock-based compensation(8)	(1.9)	(1.9)	(3.5)	1.6
Impact of U.S tax reform (9)	3.4	3.4	—	3.4
Adjusted net earnings attributable to CDK	$116.5	$118.3	$99.4	$18.9	19%

Diluted earnings attributable to CDK per share	$0.69	$0.71	$0.57	$0.14	25%
Restructuring expenses (1) (10)	0.13	0.13	0.04
Other business transformation expenses (1)	0.04	0.04	0.11
Total stock-based compensation (2)	0.03	0.03	0.06
Amortization of acquired intangible assets (3) (10)	0.02	0.02	0.03
Transaction and integration-related costs (4)	0.01	0.01	—
Legal and regulatory expenses related to competition matters (5)	0.01	0.01	0.01
Tax matters indemnification gain (6)	—	—	(0.01)
Income tax effect of pre-tax adjustments (7)	(0.06)	(0.06)	(0.09)
Excess tax benefit from stock-based compensation(8)	(0.01)	(0.01)	(0.02)
Impact of U.S tax reform (9)	0.03	0.03	—
Adjusted diluted earnings attributable to CDK per share	$0.89	$0.91	$0.70	$0.21	30%

Weighted-average common shares outstanding:
Diluted	130.4	130.4	141.4
(1) Restructuring expense recognized in connection with our business transformation plan for the three months ended September 30, 2018 and 2017. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three months ended September 30, 2018 and 2017.
(2) Total stock-based compensation expense recognized for the periods presented were included within cost of revenues and selling, general and administrative expenses.
(3) Amortization of acquired intangible assets consists of amortization of intangible assets such as customer lists, purchased software, and trademarks acquired in connection with business combinations.
(4) Transaction and integration-related expenses that include legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities included within selling, general and administrative expenses.
(5) Legal and regulatory expenses related to competition matters recognized for the periods presented were included within selling, general and administrative expenses.
(6) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(7) Income tax effect of pre-tax adjustments calculated at applicable statutory rates for each adjustment for fiscal 2019 and 2018.

(8) Excess tax benefit from stock-based compensation for the periods presented.
(9) As a result of the Tax Reform Act, an estimated one-time tax expense of $3.4 million from a revaluation of deferred tax assets associated with executive compensation.
(10) The portion of expense related to noncontrolling interest of $0.1 million has been removed from restructuring expenses and amortization of acquired intangible assets for both the three months ended September 30, 2018 and 2017, respectively.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Adjusted Earnings before Income Taxes. ASC 605 adjusted earnings before income taxes for the three months ended September 30, 2018 increased $8.5 million as compared to the three months ended September 30, 2017. ASC 605 adjusted margin increased from 27.2% to 28.7%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $1.0 million. ASC 605 adjusted earnings before income taxes were favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and operating efficiencies inclusive of revenue growth in our segments and lower costs to implement the new revenue recognition standard. The favorable effects of these items were partially offset by increased interest expense.
Adjusted Provision for Income Taxes. The ASC 605 adjusted effective tax rate for the three months ended September 30, 2018 was 25.9% impacted by a lower federal statutory tax rate as compared to 34.2% for the three months ended September 30, 2017.
Adjusted Net Earnings Attributable to CDK. ASC 605 adjusted net earnings attributable to CDK for the three months ended September 30, 2018 increased $18.9 million as compared to the three months ended September 30, 2017. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA on an ASC 606 and ASC 605 basis.

	Three Months Ended
	September 30,			Change
	2018		2017	ASC 605
	ASC 606	ASC 605		$	%
Net earnings attributable to CDK	$90.3	$92.1	$81.3	$10.8	13%
Margin %	16.3%	16.3%	14.4%
Net earnings attributable to noncontrolling interest (1)	2.0	2.0	1.8
Provision for income taxes (2)	35.5	36.2	36.7
Interest expense (3)	32.2	32.2	23.3
Depreciation and amortization (4)	19.7	19.7	19.5
Total stock-based compensation (5)	3.3	3.3	8.1
Restructuring expenses (6)	17.2	17.2	6.5
Other business transformation expenses (6)	5.2	5.2	15.1
Transaction and integration-related costs (7)	1.8	1.8	0.6
Legal and regulatory expenses related to competition matters (8)	1.7	1.7	0.9
Tax matters indemnification gain (9)	—	—	(0.8)
Adjusted EBITDA	$208.9	$211.4	$193.0	$18.4	10%
Adjusted margin %	37.7%	37.4%	34.1%
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
(6) Restructuring expense recognized in connection with our business transformation plan for the three months ended September 30, 2018 and 2017. Other business transformation expenses were included within cost of revenues and selling, general and administrative expenses and were incurred in connection with our business transformation plan for the three months ended September 30, 2018 and 2017. Other business transformation expenses excluded $0.1 million of accelerated depreciation expense for the three months ended September 30, 2017.
(7) Transaction and integration-related expenses that include legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities included within selling, general and administrative expenses.
(8) Legal and regulatory expenses related to competition matters recognized for the periods presented were included within selling, general and administrative expenses.
(9) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Adjusted EBITDA. ASC 605 adjusted EBITDA for the three months ended September 30, 2018 increased $18.4 million as compared the three months ended September 30, 2017. ASC 605 adjusted margin increased from 34.1% to 37.4%. Adjusted EBITDA was favorably impacted by benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix and lower costs to implement the new revenue recognition standard.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three months ended September 30, 2018 and 2017. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Retail Solutions North America Segment
In the first quarter of fiscal 2019, the Company revised segment reporting to reclassify the operating results of the April 2018 acquisition of Progressus Media LLC ("Progressus") to the RSNA segment. The results were previously reported in the ANA segment.

The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the RSNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,			Change
	2018		2017	ASC 605
	ASC 606	ASC 605		$	%
Revenues	$410.1	$413.2	$401.6	$11.6	3%
Impact of exchange rates	1.0	1.1	—	1.1
Constant currency revenues	$411.1	$414.3	$401.6	$12.7	3%

Earnings before income taxes	$175.6	$174.0	$156.2	$17.8	11%
Margin %	42.8%	42.1%	38.9%
Transaction and integration-related costs	1.3	1.3	0.6	0.7
Amortization of acquired intangible assets	2.4	2.4	2.2	0.2
Legal and regulatory expenses related to competition matters	1.7	1.7	0.9	0.8
Adjusted earnings before income taxes	181.0	179.4	159.9	19.5	12%
Adjusted Margin %	44.1%	43.4%	39.8%
Impact of exchange rates	0.6	0.6	—	0.6
Constant currency adjusted earnings before income taxes	$181.6	$180.0	$159.9	$20.1	13%
The table below presents revenue disaggregation for the RSNA segment for ASC 606 and ASC 605 for the three months ended September 30, 2018 and ASC 605 for the three months ended September 30, 2017. In connection with the adoption of ASC 606, we revised the presentation of certain sources of revenue as on-site license and installation and other. Prior period data has not been restated to reflect this new presentation.

	Three Months Ended
	September 30,			Change
	2018		2017	ASC 605
	ASC 606	ASC 605		$	%
Subscription	$334.3	$335.4	$326.6	$8.8	3%
On-site license and installation	1.4	—	—	—	—
Transaction	41.0	41.2	43.7	(2.5)	(6)%
Other	33.4	36.6	31.3	5.3	17%
Revenues	$410.1	$413.2	$401.6	$11.6	3%
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues. RSNA ASC 606 revenues were $3.1 million less than ASC 605 revenues for the three months ended September 30, 2018 related to the change in timing of recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
RSNA ASC 605 revenues increased by $11.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and includes an unfavorable currency impact of $1.1 million.
Subscription revenues grew due to an increase in average revenue per DMS customer site, primarily due to pricing, despite a decrease in DMS customer site count from 14,543 sites as of September 30, 2017 to 14,533 sites as of September 30, 2018. Other revenue increased due to the Progressus and ELEAD1ONE acquisitions partially offset by lower hardware and consulting revenues. Transaction revenues, generated from vehicle registrations and automotive equity mining decreased declines in credit bureau and equity mining revenues.

Earnings before Income Taxes. RSNA ASC 606 earnings before income taxes were $1.6 million higher ASC 605 earnings before income taxes for the three months ended September 30, 2018 primarily due to additional costs to fulfill that are now deferred.
RSNA ASC 605 earnings before income taxes increased by $17.8 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. ASC 605 Margin increased from 38.9% to 42.1%.
RSNA ASC 605 earnings before income taxes were favorably impacted by operating efficiencies inclusive of benefits obtained from ongoing initiatives under our business transformation plan, primarily related to lower headcount and geographic labor mix and revenue growth.
Advertising North America Segment
The table below presents the reconciliation of revenues to revenues and earnings before income taxes to adjusted earnings before income taxes for the ANA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,			Change
	2018		2017	ASC 605
	ASC 606	ASC 605		$	%
Revenues	$65.8	$65.9	$79.8	$(13.9)	(17)%

Earnings before income taxes	$6.2	$6.3	$10.6	$(4.3)	(41)%
Margin %	9.4%	9.6%	13.3%
Amortization of acquired intangible assets	0.6	0.6	0.8	(0.2)
Adjusted earnings before income taxes	$6.8	$6.9	$11.4	$(4.5)	(39)%
Adjusted Margin %	10.3%	10.5%	14.3%
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues. ANA ASC 605 revenues decreased by $13.9 million to $65.9 million for the three months ended September 30, 2018 as compared to $79.8 million for the three months ended September 30, 2017. The overall decrease was due to a reduction in OEM funded advertising placements, local marketing association internet advertising placements, and dealer spend. The adoption of ASC 606 did not have a significant impact on revenues.
Earnings before Income Taxes. ANA ASC 605 earnings before income taxes decreased by $4.3 million to $6.3 million for the three months ended September 30, 2018 as compared to $10.6 million for the three months ended September 30, 2017. Margin decreased from 13.3% to 9.6%. ANA margin decline was primarily due to the decline in revenue and higher advertising costs. The adoption of ASC 606 did not have a significant impact on earnings before income taxes.

CDK International Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKI segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,			Change
	2018		2017	ASC 605
	ASC 606	ASC 605		$	%
Revenues	$78.6	$86.8	$84.3	$2.5	3%
Impact of exchange rates	0.9	1.1	—	1.1
Constant currency revenues	$79.5	$87.9	$84.3	$3.6	4%

Earnings before income taxes	$18.8	$22.8	$21.4	$1.4	7%
Margin %	23.9%	26.3%	25.4%
Amortization of acquired intangible assets	0.1	0.1	0.8
Adjusted earnings before income taxes	18.9	22.9	22.2	0.7	3%
Adjusted Margin %	24.0%	26.4%	26.3%
Impact of exchange rates	0.2	0.4	—	0.4
Constant currency adjusted earnings before income taxes	$19.1	$23.3	$22.2	$1.1	5%
The table below presents revenue disaggregation for the CDKI segment for ASC 606 and ASC 605 for the three months ended September 30, 2018 and ASC 605 for the three months ended September 30, 2017. In connection with the adoption of ASC 606, we revised the presentation of certain sources of revenue as on-site license and installation and other. Prior period data has not been restated to reflect this new presentation.

	Three Months Ended
	September 30,			Change
	2018		2017	ASC 605
	ASC 606	ASC 605		$	%
Subscription	$66.6	$86.8	$84.3	$2.5	3%
On-site license and installation	8.0	—	—	—
Other	4.0	—	—	—
Revenues	$78.6	$86.8	$84.3	$2.5	3%
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues. CDKI ASC 606 revenues were $8.2 million less than ASC 605 revenues for the three months ended September 30, 2018 primarily related to changes in the timing of revenue recognition under ASC 606 where to on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
CDKI ASC 605 revenues increased by $2.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. CDKI ASC 605 revenues were impacted by the strength of the Euro against the U.S. dollar, which contributed to a decrease of $1.1 million, or 1 percentage points.
CDKI experienced growth in ASC 605 revenues on a constant currency basis primarily due to increased average revenue per customer site despite a decrease in DMS customer site count from 13,496 sites as of September 30, 2017 to 13,187 sites as of September 30, 2018.

Earnings before Income Taxes. ASC 606 earnings before income taxes were $4.0 million less than ASC 605 due to timing of revenues discussed above including the related change in deferred cost to fulfill and obtain contracts.
CDKI ASC 605 earnings before income taxes increased by $1.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Margin increased from 25.4% to 26.3%.
CDKI ASC 605 earnings before income taxes were favorably impacted by increased average revenue per customer site and operating efficiencies, which resulted from benefits obtained from ongoing initiatives under our business transformation plan, offset by investments related to revenue initiatives.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. There was no impact of adopting ASC 606 on the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
Loss before income taxes	$(72.8)	$(68.4)	$(4.4)	(6)%
Restructuring expenses	17.2	6.5	10.7
Other business transformation expenses	5.2	15.2	(10.0)
Total stock-based compensation	3.3	8.1	(4.8)
Transaction and integration-related costs	0.5	—	0.5
Tax matters indemnification gain	—	(0.8)	0.8
Adjusted loss before income taxes	$(46.6)	$(39.4)	$(7.2)	(18)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Loss before Income Taxes. The Other loss before income taxes increased by $4.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The Other loss before income taxes was unfavorably impacted by increased interest expense largely due to borrowings under our 2026 notes in June 2018 partially offset by lower costs to implement the new revenue recognition standard.
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
As of September 30, 2018, cash and cash equivalents were $312.8 million, total CDK stockholders' deficit was $314.7 million, and total debt was $2,691.5 million, which is net of unamortized financing costs of $24.6 million. Working capital at September 30, 2018 was $329.3 million, as compared to $864.1 million as of June 30, 2018. Working capital as presented herein excludes current maturities of long-term debt and capital lease obligation.
Our borrowings consist of two term loan facilities with an aggregate initial principal of $600.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, and 4.875%

senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, of which $260.0 million was drawn as of September 30, 2018.
Of the $312.8 million of cash and cash equivalents held as of September 30, 2018, $243.7 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding taxes. The foreign earnings are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S. business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.
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
Dividends to Common Stockholders
The Board of Directors most recently declared a quarterly cash dividend of $0.150 per share payable on September 28, 2018 to shareholders of record at the close of business on September 4, 2018. We paid dividends of $19.3 million during the three months ended September 30, 2018, and $19.7 million during the three months ended September 30, 2017, respectively.
Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the three months ended September 30, 2018 and 2017, are summarized as follows:

	Three Months Ended
	September 30,
	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$140.0	$127.8	$12.2
Investing activities	(542.1)	(19.1)	(523.0)
Financing activities	(89.5)	(53.1)	(36.4)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	6.9	(10.4)
Net change in cash and cash equivalents	$(495.1)	$62.5	$(557.6)

Net cash flows provided by operating activities were $140.0 million for the three months ended September 30, 2018 as compared to $127.8 million for the three months ended September 30, 2017. This $12.2 million increase was due to an improvement of $2.2 million in net working capital components, which was due primarily due to timing of cash payments made to our vendors, timing of cash payments made to tax authorities and cash received from our customers in the normal course of business.
Net cash flows used in investing activities were $542.1 million for the three months ended September 30, 2018 as compared to net cash flows used in investing activities of $19.1 million for the three months ended September 30, 2017. This $523.0 million increase in cash used in investing activities was largely due to the ELEAD1ONE acquisition during the three months ended September 30, 2018.
Net cash flows used in financing activities were $89.5 million for the three months ended September 30, 2018 as compared to $53.1 million for the three months ended September 30, 2017. This $36.4 million increase in cash used in financing activities was primarily due to the repayment of the 2019, 2020, and 2021 term loan facilities, an increase in repurchases of common stock partially offset by the proceeds of the three and five year term loan facilities and the draw on the revolving credit facility.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of September 30, 2018, $260.0 million of our revolving credit facility was drawn and the interest rate per annum was 3.795%. The interest rate per annum on the three year term loan facility and five year term loan facility as of September 30, 2018 was 3.75% and 3.875%, respectively. A hypothetical increase in this interest rate of 40 basis points would have resulted in an immaterial impact on earnings before income taxes for the three months ended September 30, 2018.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of September 30, 2018, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $3.2 million for the three months ended September 30, 2018.
We primarily manage our exposure to these market risks through our regular operating and financing activities. We also use derivatives not designated as hedges which consisted of foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposure on intercompany loans.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to our critical accounting policies or the methodologies or assumptions we apply since the date of the Annual Report on Form 10-K other than those described below.
As of July 1, 2018, we have updated our revenue recognition policy in conjunction with the adoption of ASC 606. Refer to Note 2, "Summary of Significant Accounting Policies" and Note 5, "Revenue" to our condensed consolidated financial statements under Item 1 of Part 1 of this Quarterly Report on Form 10-Q for further information.
Goodwill
We test goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Based on how the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance, we have five reporting units.
We test impairment by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value of the reporting unit exceeds its fair value, the difference, up to the amount of goodwill recorded for the reporting unit, is recognized as an impairment.
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
During fiscal 2018, the ANA segment and reporting unit was at risk of failing step one of the goodwill impairment test. The impairment test indicated that the fair value of the reporting unit exceeded the carrying value by less than 10%. Declines in advertising revenue from certain OEM contracts and changes in revenue mix were the primary drivers of the decline in fair value. In the first quarter of fiscal 2019, ANA updated its estimates regarding operating results and growth rate due to continued changes to the business primarily related to certain OEM contracts. Therefore, the Company determined that the carrying amount of goodwill should be evaluated for impairment at September 30, 2018. The goodwill allocated to the reporting units is $214.3 million. The impairment test indicated that the fair value of the ANA reporting unit exceeds its carrying value by approximately 7% which is lower than the fourth quarter of fiscal 2018. No goodwill impairment was recorded. The valuation of the reporting unit requires significant judgment and is highly sensitive to underlying assumptions including forecasted revenue growth and operating earnings and discount rates. Further declines in advertising revenue or changes in advertising revenue mix could negatively impact the estimated fair value and result in an impairment for the reporting unit which could be material to consolidated earnings.
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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting
The adoption of ASU 2014-09, "Revenue from Contracts with Customers," and the related ASUs ("ASC 606"), required the implementation of a new financial system and new accounting processes, which changed the Company's internal controls over revenue recognition, capture of cost to obtain and fulfill contracts, and financial reporting. In the first quarter of fiscal 2019, the Company implemented new and modified existing internal controls for the adoption of ASC 606. There were no additional changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1.  Legal Proceedings
For a description of our legal proceedings, see Note 12, Commitments and Contingencies, included in Part 1, Item 1, of the Notes to condensed consolidated financial statements, included in this Quarterly Report of From 10-Q.
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
During the three months ended September 30, 2018, we generated 18% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
July 1 - 31, 2018	829,383	$64.84	637,105	$984,357,855
August 1 - 31, 2018	830,456	$62.04	822,387	$933,355,622
September 1 - 30, 2018	383,532	$61.49	341,171	$912,348,981
Total	2,043,371	$63.07	1,800,663
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

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Term Loan Credit Agreement, dated as of August 17, 2018, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	1-36486	10.1	8/23/2018
10.2	Revolving Credit Agreement, dated as of August 17, 2018, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	1-36486	10.2	8/23/2018
10.3	Form of Restricted Stock Unit Award Agreement (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36486	10.1	9/6/2018
10.4	Form of Performance Stock Unit Award Agreement (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36486	10.2	9/6/2018
10.5	Form of Performance Based Stock Option Award Agreement (Form for Corporate Officers) (Management Compensatory Plan)					X
10.6	Form of Performance Based Stock Option Award Agreement (Form for Corporate Officers) (Management Compensatory Plan)					X
10.7	CDK Global, Inc., Amended and Restated Deferred Compensation Plan, effective November 6, 2018 (Management Compensatory Plan)					X
10.8	CDK Global, Inc., Amended and Restated Retirement and Savings Restoration Plan, effective November 6, 2018 (Management Compensatory Plan)					X
10.9	Employment Agreement, dated as of November 5, 2018, by and between the Company and Brian Krzanich					X
10.10	Transition and Release Agreement, dated as of November 5, 2018, by and between the Company and Brian P. MacDonald					X
31.1	Certification by Brian P. MacDonald pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Joseph A. Tautges pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian P. MacDonald pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Joseph A. Tautges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X

101.DEF	XBRL taxonomy extension definition linkbase document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	November 7, 2018	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	November 7, 2018	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)