Form 10-Q
period 2018-12-31
CDK Global, Inc.
filed 2019-02-05
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2019 was 124,712,345.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenues	$590.4	$561.7	$1,144.9	$1,127.4

Expenses:
Cost of revenues	309.9	290.8	591.5	598.5
Selling, general and administrative expenses	122.7	122.2	221.0	235.9
Restructuring expenses	3.8	7.6	21.0	14.1
Total expenses	436.4	420.6	833.5	848.5
Operating earnings	154.0	141.1	311.4	278.9

Interest expense	(34.3)	(23.2)	(66.5)	(46.5)
Other income, net	1.6	2.4	4.2	7.7

Earnings before income taxes	121.3	120.3	249.1	240.1

Provision for income taxes	(30.4)	(14.1)	(65.9)	(50.8)

Net earnings	90.9	106.2	183.2	189.3
Less: net earnings attributable to noncontrolling interest	1.9	2.2	3.9	4.0
Net earnings attributable to CDK	$89.0	$104.0	$179.3	$185.3

Net earnings attributable to CDK per common share:
Basic	$0.70	$0.76	$1.40	$1.34
Diluted	$0.70	$0.75	$1.39	$1.33

Weighted-average common shares outstanding:
Basic	126.8	136.9	128.2	138.5
Diluted	127.5	138.2	129.1	139.8

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net earnings	$90.9	$106.2	$183.2	$189.3
Other comprehensive income (loss):
Currency translation adjustments	(12.1)	9.9	(18.1)	24.1
Other comprehensive income (loss)	(12.1)	9.9	(18.1)	24.1
Comprehensive income	78.8	116.1	165.1	213.4
Less: comprehensive income attributable to noncontrolling interest	1.9	2.2	3.9	4.0
Comprehensive income attributable to CDK	$76.9	$113.9	$161.2	$209.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	December 31,	June 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$228.7	$804.4
Accounts receivable, net of allowances of $5.8 and $7.4, respectively	411.6	374.6
Other current assets	126.8	188.3
Total current assets	767.1	1,367.3
Property, plant and equipment, net	139.0	131.9
Other assets	277.8	165.5
Goodwill	1,587.4	1,217.2
Intangible assets, net	245.8	126.5
Total assets	$3,017.1	$3,008.4

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$268.0	$45.2
Accounts payable	36.9	50.5
Accrued expenses and other current liabilities	214.2	198.0
Accrued payroll and payroll-related expenses	60.6	85.7
Short-term deferred revenues	131.0	169.0
Total current liabilities	710.7	548.4
Long-term debt and capital lease obligations	2,592.0	2,575.5
Long-term deferred revenues	68.4	110.4
Deferred income taxes	84.6	56.7
Other liabilities	61.5	64.7
Total liabilities	3,517.2	3,355.7

Stockholders' Deficit:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 124.7 and 130.1 shares, respectively	1.6	1.6
Additional paid-in-capital	604.8	679.8
Retained earnings	1,003.8	753.0
Treasury stock, at cost: 35.7 and 30.2 shares, respectively	(2,116.5)	(1,810.7)
Accumulated other comprehensive income (loss)	(7.0)	11.5
Total CDK stockholders' deficit	(513.3)	(364.8)
Noncontrolling interest	13.2	17.5
Total stockholders' deficit	(500.1)	(347.3)
Total liabilities and stockholders' deficit	$3,017.1	$3,008.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net earnings	$183.2	$189.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	45.3	39.0
Impairment of intangible assets	14.9	—
Deferred income taxes	4.3	(12.1)
Stock-based compensation expense	6.8	21.0
Other	4.1	1.2
Changes in operating assets and liabilities, net of effect from acquisitions of businesses:
Increase in accounts receivable	(19.8)	(33.2)
Decrease (increase) in other assets	8.5	(6.8)
Decrease in accounts payable	(17.0)	(21.0)
Decrease in accrued expenses and other liabilities	(31.0)	(26.1)
Net cash flows provided by operating activities	199.3	151.3

Cash Flows from Investing Activities:
Capital expenditures	(27.1)	(28.4)
Proceeds from sale of property, plant and equipment	6.7	—
Capitalized software	(21.3)	(17.7)
Acquisitions of businesses, net of cash acquired	(513.2)	(12.8)
Contributions to investments	(10.0)	—
Proceeds from investments	0.4	0.8
Net cash flows used in investing activities	(564.5)	(58.1)

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,030.0	—
Repayments of long-term debt and capital lease obligations	(796.9)	(23.2)
Dividends paid to stockholders	(38.0)	(40.2)
Repurchases of common stock	(374.1)	(315.4)
Proceeds from exercises of stock options	1.5	3.8
Withholding tax payments for stock-based compensation awards	(15.3)	(9.6)
Dividend payments to noncontrolling owners	(8.2)	—
Payments of deferred financing costs	(4.4)	(0.4)
Acquisition-related payments	(3.2)	(1.9)
Net cash flows used in financing activities	(208.6)	(386.9)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6.5)	10.5

Net change in cash, cash equivalents, and restricted cash	(580.3)	(283.2)

Cash, cash equivalents, and restricted cash, beginning of period	817.1	734.0

Cash, cash equivalents, and restricted cash end of period	$236.8	$450.8

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$228.7	$443.6
Restricted cash in funds held for clients included in other current assets	8.1	7.2
Total cash, cash equivalents, and restricted cash	$236.8	$450.8

Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$71.2	$70.4
Interest	62.9	46.2

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statement of (Deficit) Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2018	160.3	$1.6	$679.8	$753.0	$(1,810.7)	$11.5	$(364.8)	$17.5	$(347.3)
Net earnings	—	—	—	179.3	—	—	179.3	3.9	183.2
Foreign currency translation adjustments	—	—	—	—	—	(18.1)	(18.1)	—	(18.1)
Stock-based compensation expense and related dividend equivalents	—	—	7.1	(0.2)	—	—	6.9	—	6.9
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(30.1)	—	16.3	—	(13.8)	—	(13.8)
Dividends paid to stockholders ($0.30 per share)	—	—	—	(38.0)	—	—	(38.0)	—	(38.0)
Repurchases of common stock	—	—	(52.0)	—	(322.1)	—	(374.1)	—	(374.1)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(8.2)	(8.2)
Cumulative impact of adopting ASC 606 (Note 5)	—	—	—	109.7	—	(0.4)	109.3	—	109.3
Balance as of December 31, 2018	160.3	$1.6	$604.8	$1,003.8	$(2,116.5)	$(7.0)	$(513.3)	$13.2	$(500.1)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2017	160.3	$1.6	$608.6	$452.7	$(1,144.7)	$8.0	$(73.8)	$17.0	$(56.8)
Net earnings	—	—	—	185.3	—	—	185.3	4.0	189.3
Foreign currency translation adjustments	—	—	—	—	—	24.1	24.1	—	24.1
Stock-based compensation expense and related dividend equivalents	—	—	16.9	(0.1)	—	—	16.8	—	16.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(20.7)	—	14.9	—	(5.8)	—	(5.8)
Repurchases of common stock	—	—	66.9	—	(382.3)	—	(315.4)	—	(315.4)
Dividends paid to stockholders ($0.29 per share)	—	—	—	(40.2)	—	—	(40.2)	—	(40.2)
Balance as of December 31, 2017	160.3	$1.6	$671.7	$597.7	$(1,512.1)	$32.1	$(209.0)	$21.0	$(188.0)
See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
(Unaudited)
Note 1. Basis of Presentation
A. Description of Business
CDK Global, Inc. (the "Company" or "CDK") enables end-to-end automotive commerce across the globe. For over 40 years, the Company has served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. The Company's solutions automate and integrate all parts of the buying process, including the advertising, acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 30,000 retail locations and most OEMs.
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
Certain prior year amounts have been reclassified to conform to current year presentation. See the discussion in Note 3, New Accounting Pronouncements for the impact of adopting Accounting Standards Update ("ASU") 2016-18 on the presentation of changes in restricted cash in the condensed consolidated statement of cash flows.
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
B. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the condensed consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets. Funds receivable was $32.3 million and $33.1 million, and funds held for clients was $8.1 million and $12.7 million as of December 31, 2018 and June 30, 2018, respectively. Client fund obligation was $40.4 million and $45.8 million as of December 31, 2018 and June 30, 2018, respectively.

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
Pursuant to this policy, the Company recognized expenses of $27.1 million and $34.7 million for the three months ended December 31, 2018 and 2017, respectively, and $47.0 million and $72.7 million for the six months ended December 31, 2018 and 2017, respectively. These expenses were classified within cost of revenues on the condensed consolidated statements of operations. Additionally, we had cash flows used for qualifying capitalized software development cost of $21.3 million and $17.7 million for the six months ended December 31, 2018 and 2017, respectively.
D. Fair Value of Financial Instruments
The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility and term loan facilities (as described in Note 9), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of December 31, 2018 was $1,806.1 million based on quoted market prices for the same or similar instruments and the carrying value was $1,850.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
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

As a result of the adoption, the Company adjusted the condensed consolidated statements of cash flows from previously reported amounts as follows:

	Six Months Ended December 31, 2017
	Originally Reported	Adjustments due to ASU 2016-18	As Adjusted
Cash, cash equivalents, and restricted cash, beginning of period	$726.1	$7.9	$734.0
Net cash flows provided by operating activities	152.0	(0.7)	151.3
Cash, cash equivalents, and restricted cash end of period	443.6	7.2	450.8

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
Recently Issued Accounting Pronouncements
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" to resolve the diversity in practice concerning the manner in which entities account for transactions based on their assessment of the economics of a collaborative arrangement. ASU 2018-18 is effective for fiscal years, and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the potential impact of the adoption of ASU 2018-18 on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the accounting for implementation cost incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for fiscal years, and interim periods beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or an operating lease that is not considered short-term. The accounting applied by lessors is largely consistent with the existing lease standard. Topic 842 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018. The Company has obligations under lease agreements for facilities and equipment, which are classified as operating leases under the existing lease standard. The Company is in the process of assessing its lease portfolio. The Company has also selected a software vendor and is in the early stages of implementing lease management software. While the Company is still evaluating the impact that Topic 842 will have on the consolidated results of operations, financial condition, or cash flows, the Company's financial statements will reflect an increase in both assets and liabilities due to the requirement to recognize right-of-use assets and lease liabilities on the consolidated balance sheets for its facility and equipment leases.

Note 4. Acquisitions
Fiscal 2019 Acquisition
ELEAD1ONE
On September 14, 2018, the Company acquired the equity interests of ELEAD1ONE. ELEAD1ONE’s automotive customer relationship management ("CRM") software and call center solutions enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform. The acquisition was made pursuant to an equity purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The Company acquired all of the outstanding equity of ELEAD1ONE for an initial cash purchase price of $513.2 million, net of cash acquired of $7.0 million.
The purchase price for this acquisition was provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

Cash and cash equivalents	$7.0
Accounts receivable	18.9
Other current assets	3.4
Property, plant and equipment	13.5
Intangible assets	130.7
Accrued expenses and other current liabilities	(20.9)
Short-term deferred revenues	(6.6)
Capital lease obligations	(6.1)
Total identifiable net assets	139.9
Goodwill	380.3
Net assets acquired	$520.2

The amounts in the table above are reflective of measurement period adjustments made during the three months ended December 31, 2018, which mainly included a $2.2 million increase to accrued expenses and other liabilities, a $0.4 million increase to intangible assets, a $2.0 million decrease to goodwill, and a $0.2 million decrease to accounts receivable. The measurement period adjustments did not have a significant impact on our consolidated statement of operations, balance sheet or cash flows.
Given the timing of the acquisition, the fair value estimate of assets acquired and liabilities assumed are pending completion of multiple elements, including the finalization of working capital adjustments, the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed, and final review by the Company's management. The fair values of assets acquired and liabilities assumed were based on a preliminary valuation analysis and are considered provisional. These estimates and assumptions are subject to change within the one-year measurement period if additional information, which existed as of the acquisition date, becomes known to the Company. Accordingly, there could be material adjustments to the consolidated financial statements, including changes in our depreciation and amortization expense related to the valuation of property, plant and equipment and intangible assets acquired and their respective useful lives, among other adjustments.
The intangible assets acquired primarily relate to customer lists, software, and trademarks, which will be amortized over a weighted-average useful life of 12 years. The goodwill resulting from this acquisition reflects expected synergies resulting from adding ELEAD1ONE products and processes to the Company's products and processes. The acquired goodwill is allocated to the RSNA reportable segment and is deductible for tax purposes.
In December 2018, the Company sold the airplane acquired as part of the ELEAD1ONE acquisition for cash less costs to sell of $6.7 million. Given the short time between the ELEAD1ONE acquisition and the sale of the acquired airplane, the final purchase price allocated to the airplane was adjusted to equal the cash less costs to sell in accordance with ASC 806 and ASC 360. As such, there was no gain or loss recognized on the sale of the airplane.

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
For the three months ended December 31, 2018, the Company incurred $1.7 million of costs in connection with the ELEAD1ONE acquisition and integration-related activities of which $0.4 million was recorded within cost of revenues and $1.3 million was recorded within selling, general and administrative expenses. For the six months ended December 31, 2018, the Company incurred $2.9 million of costs in connection with the ELEAD1ONE acquisition and integration-related activities of which $0.5 million was recorded within cost of revenues and $2.4 million was recorded within selling, general and administrative expenses.
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
The fair value of acquired intangibles assets and other net assets was $8.7 million and $2.2 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired net assets of $11.3 million was allocated to goodwill. The acquired net assets and goodwill are included in the RSNA segment. The intangible assets will be amortized over a weighted-average useful life of approximately 9 years. The goodwill recognized from this acquisition reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development. The acquired goodwill is deductible for tax purposes. For the holdback provision and contingent consideration as of December 31, 2018 and June 30, 2018, the Company recorded accrued expenses and other current liabilities of 2.3 million and $1.6 million, respectively; and other liabilities of $4.1 million and $4.4 million, respectively. During the three and six months ended December 31, 2018, the Company recorded a $0.4 million charge in selling, general and administrative expenses to true-up the contingent consideration liability. The contingent consideration payments will be classified as financing activities on the statement of cash flows as the payments will occur more than three months after the acquisition date.
Dashboard Dealership Enterprises
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises ("DDE"), a provider of executive reporting solutions for auto dealers. The acquisition was made pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $21.3 million, which consists primarily of an initial cash price of $12.8 million, the fair value of the holdback provision of $1.9 million, and the fair value of contingent consideration of $6.6 million, which is payable upon achievement of certain milestones and metrics if achieved by December 31, 2018. For the holdback provision and contingent consideration as of December 31, 2018, and June 30, 2018, the Company recorded accrued expenses and other current liabilities of $6.2 million and $7.6 million, respectively; and other liabilities of $0.9 million, as of June 30, 2018. During the three and six months ended December 31, 2018, the Company recorded a benefit of $1.4 million in selling, general and administrative expenses to true-up the contingent consideration liability.
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

	Balance at June 30, 2018	Adjustments due to ASC 606	Balance at July 1, 2018
Assets
Accounts receivable	$374.6	$2.6	$377.2
Other current assets	188.3	(61.8)	126.5
Other assets	165.5	112.8	278.3
Liabilities
Accrued expenses and other current liabilities	198.0	0.4	198.4
Short-term deferred revenues	169.0	(38.4)	130.6
Long-term deferred revenues	110.4	(41.0)	69.4
Deferred income taxes	56.7	23.2	79.9
Other liabilities	64.7	0.1	64.8
Stockholders' Deficit
Retained earnings	753.0	109.7	862.7
Accumulated other comprehensive income	11.5	(0.4)	11.1

Impact on Consolidated Financial Statements
The following table summarizes the effects of ASC 606 on selected unaudited line items within our condensed consolidated statement of operations:

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As Reported ASC 606	Impact of ASC 606	ASC 605	As Reported ASC 606	Impact of ASC 606	ASC 605
Revenues	$590.4	$(10.1)	$600.5	$1,144.9	$(21.5)	$1,166.4
Cost of revenues	309.9	(3.9)	313.8	591.5	(12.5)	604.0
Selling, general and administrative expenses	122.7	0.3	122.4	221.0	—	221.0
Total expenses	436.4	(3.6)	440.0	833.5	(12.5)	846.0
Operating earnings	154.0	(6.5)	160.5	311.4	(9.0)	320.4
Earnings before income taxes	121.3	(6.5)	127.8	249.1	(9.0)	258.1
Provision for income taxes	(30.4)	1.6	(32.0)	(65.9)	2.3	(68.2)
Net earnings	90.9	(4.9)	95.8	183.2	(6.7)	189.9
Net earnings attributable to CDK	89.0	(4.9)	93.9	179.3	(6.7)	186.0
Net earnings attributable to CDK per common share:
Basic	0.70	(0.04)	0.74	1.40	(0.05)	1.45
Diluted	0.70	(0.04)	0.74	1.39	(0.05)	1.44
The following table summarizes the effects of ASC 606 on selected unaudited line items within our balance sheet:

	December 31, 2018
	As Reported ASC 606	Impact of ASC 606	ASC 605
Assets
Accounts receivable	$411.6	$(3.5)	$408.1
Other current assets	126.8	57.4	184.2
Other assets	277.8	(123.6)	154.2
Liabilities
Accrued expenses and other current liabilities	214.2	(1.6)	212.6
Short-term deferred revenues	131.0	28.9	159.9
Long-term deferred revenues	68.4	31.3	99.7
Deferred income taxes	84.6	(26.9)	57.7
Other liabilities	61.5	(0.1)	61.4
Stockholders' Deficit
Retained earnings	1,003.8	(103.0)	900.8
Accumulated other comprehensive income	(7.0)	1.7	(5.3)

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
The Company generates revenues from the following five categories: subscription, on-site licenses and installation, advertising, transaction, and other. The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.
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
On-site licenses and installation. In the RSNA and CDKI segments, on-site software arrangements include a license of intellectual property as the customer has the contractual right to take possession of the software and the customer can either run the software on its own hardware or contract with another party unrelated to the Company to host the software. The customer receives the right to use the software license upon its installation for the term of the arrangement. As such, the Company has concluded that the software license is a distinct performance obligation and recognizes the transaction price allocated to on-site software upon installation. The Company also provides maintenance and support of the software applications. Such maintenance and support services may include server and desktop support, bug fixes, and support resolving other issues a customer may encounter in utilizing the software. Revenue allocated to support and maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits, given the support and maintenance comprise distinct performance obligations that are satisfied ratably over time. A time-elapsed output method is used to measure progress as the Company transfers control evenly over the duration of the contract.
Advertising. In the ANA segment, the Company receives revenues from the placement of internet advertising for automotive retailers and OEMs. Advertising contracts generally have a one year term and contain a single performance obligation recognized over time as the services are performed. The Company reports advertising revenues on a gross basis, that is, the amounts billed to our customers are recorded as revenues and amounts paid to publishers are recorded as cost of revenues. The Company provides a single optimized advertising service to its customers and controls the advertising, fulfills the advertising services, and establishes pricing.
Transaction. The Company receives fees per transaction for providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, and automotive equity mining. Transaction revenues are variable based on the volume of transactions processed. For these transaction revenues, the Company has a right to payment as the transactions are performed in an amount that corresponds directly with the value to the customer. As such, the Company recognizes transaction revenues as the services are rendered and in the amount to which it has the right to invoice. Transaction revenues for credit report processing and automotive equity mining are recorded in revenues gross of costs incurred when the Company is substantively and contractually responsible for providing the service, software, and/or connectivity to the customer, and controls the specified good or service before it is transferred to the customer. The Company recognizes vehicle registration revenues net of the state registration fee when it is acting as an agent and does not control the related goods and services before they are transferred to the customer.
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
C. Disaggregation of Revenue
The following table presents segment revenues by revenue category:

	Three Months Ended December 31, 2018				Six Months Ended December 31, 2018
	RSNA	ANA	CDKI	Total	RSNA	ANA	CDKI	Total
Revenue:
Subscription	$362.5	$—	$61.2	$423.7	$696.8	$—	$127.8	$824.6
On-site licenses and installation	2.8	—	7.5	10.3	4.2	—	15.5	19.7
Advertising	—	70.5	—	70.5	—	136.3	—	136.3
Transaction	38.3	—	—	38.3	79.3	—	—	79.3
Other	44.3	—	3.3	47.6	77.7	—	7.3	85.0
Total revenue	$447.9	$70.5	$72.0	$590.4	$858.0	$136.3	$150.6	$1,144.9

D. Contract Balances
The Company receives payments from customers based upon contractual billing schedules. Payment terms can vary by contract but the period between invoicing and when payments are due is not significant. The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables (included in accounts receivable), contract assets, or contract liabilities (included in deferred revenue), on the Company’s condensed consolidated balance sheet. Unbilled receivables (included in accounts receivable) are recorded when the right to consideration becomes unconditional based only on the passage of time. Contract assets include amounts related to our contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance. Contract assets and contract liabilities are recognized at the contract level.
The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2018	July 1, 2018
Accounts receivable (including unbilled receivables)	$411.6	$377.2

Short-term contract assets (included in other current assets)	$28.4	$28.0
Long-term contract assets (included in other assets)	21.0	26.0
Short-term contract liabilities (included in short-term deferred revenue)	(131.0)	(130.6)
Long-term contract liabilities (included in long-term deferred revenue)	(68.4)	(69.4)
Net contract assets/(liabilities)	$(150.0)	$(146.0)

During the six months ended December 31, 2018, the Company recognized $209.1 million of revenue upon satisfaction of performance obligations and invoiced and reclassified $206.9 million to accounts receivable. These amounts were included in the net contract assets/ (liabilities) balance as of July 1, 2018. The Company had no asset impairment charges related to contract assets in the period.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the six months ended December 31, 2018, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.

E. Remaining Performance Obligations
As of December 31, 2018, the Company had $2.9 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contracts original expected duration is one year or less. We expect to recognize approximately $640 million of the remaining performance obligation as revenue during the remainder of fiscal 2019, $910 million for the fiscal year ended June 30, 2020, $620 million for the fiscal year ended June 30, 2021, and $410 million for the fiscal year ended June 30, 2022. We expect to recognize the remaining $320 million as revenue thereafter. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
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
As of July 1, 2018 and December 31, 2018, the Company capitalized contract acquisition and fulfillment costs of $193.4 million and $194.2 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the three and six months ended December 31, 2018, the Company recognized cost amortization of $19.7 million and $39.2 million, respectively, and there were no significant impairment losses.
Note 6. Restructuring
During the fiscal year ended June 30, 2015 ("fiscal 2015"), the Company initiated a business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations through its completion in fiscal 2019. The Company estimated the cost to execute the plan through fiscal 2019 to be approximately $100.0 million.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefits practices and local statutory requirements, and contract termination costs, which include costs to terminate facility leases. The Company recognized $3.8 million and $7.6 million of restructuring expenses for the three months ended December 31, 2018 and 2017, respectively, and $21.0 million and $14.1 million for the six months ended December 31, 2018 and 2017, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $82.9 million. Restructuring expenses are presented separately on the condensed consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018. The following table summarizes the activity for the restructuring accrual for the six months ended December 31, 2018:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2018	$4.4	$0.8	$5.2
Charges	20.0	1.4	21.4
Cash payments	(19.6)	(0.3)	(19.9)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	(0.1)	—	(0.1)
Balance as of December 31, 2018	$4.3	$1.9	$6.2

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 10. Net earnings allocated to participating securities were not significant for the three and six months ended December 31, 2018 and 2017.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net earnings attributable to CDK	$89.0	$104.0	$179.3	$185.3

Weighted-average shares outstanding:
Basic	126.8	136.9	128.2	138.5
Effect of employee stock options	0.2	0.4	0.2	0.4
Effect of employee restricted stock	0.5	0.9	0.7	0.9
Diluted	127.5	138.2	129.1	139.8

Basic earnings attributable to CDK per share	$0.70	$0.76	$1.40	$1.34
Diluted earnings attributable to CDK per share	$0.70	$0.75	$1.39	$1.33

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Stock-based awards	0.8	0.2	0.4	0.5

Note 8. Goodwill and Intangible Assets, Net
In the first quarter of fiscal 2019, the Company revised segment reporting to reclassify the assets and liabilities and operating results of the April 2018 acquisition of Progressus to the RSNA segment. The results were previously reported in the ANA segment. Goodwill has been restated as of June 30, 2018 to reflect the reclassification of the assets and liabilities for this acquisition.
Changes in goodwill for the six months ended December 31, 2018 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2018	$634.6	$214.3	$368.3	$1,217.2
Additions (Note 4)	380.3	—	—	380.3
Currency translation adjustments	(0.8)	—	(9.3)	(10.1)
Balance as of December 31, 2018	$1,014.1	$214.3	$359.0	$1,587.4

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
In the second quarter of fiscal 2019, there were no events or changes in circumstances that would indicate a potential decline in the ANA reporting unit's fair value. Therefore, the Company did not evaluate ANA's goodwill for impairment at December 31, 2018. The Company will continue to monitor ANA's operating results and cash flow projections for indicators of impairment.
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
Components of intangible assets, net were as follows:

	December 31, 2018			June 30, 2018
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$254.5	$(130.6)	$123.9	$208.6	$(124.3)	$84.3
Customer lists	263.1	(147.2)	115.9	181.3	(142.4)	38.9
Trademarks	29.9	(25.0)	4.9	25.0	(24.6)	0.4
Other intangibles	3.6	(2.5)	1.1	6.9	(4.0)	2.9
	$551.1	$(305.3)	$245.8	$421.8	$(295.3)	$126.5

Other intangibles primarily consist of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 8 years (4 years for software and software licenses, 12 years for customer lists, and 7 years for trademarks).
During the second quarter of fiscal 2019, the Company identified indicators requiring assessment of certain intangible assets within the RSNA segment. The identified indicators primarily consisted of abandonment of a project relating to the Company's inventory solutions intended to address evolving market conditions. As a result, the Company analyzed these intangible assets and recorded impairment charges of $13.2 million for software and $1.7 million for customer lists, both of which were included in cost of revenues within our condensed consolidated statements of operations.
Amortization of intangible assets was $10.6 million and $7.8 million for the three months ended December 31, 2018 and 2017, respectively, and $17.7 million and $15.8 million for the six months ended December 31, 2018 and 2017, respectively.

Estimated amortization expenses of the Company's existing intangible assets as of December 31, 2018 were as follows:

Amount
Six months ending June 30, 2019	$18.9
Twelve months ending June 30, 2020	42.9
Twelve months ending June 30, 2021	41.6
Twelve months ending June 30, 2022	35.8
Twelve months ending June 30, 2023	20.7
Twelve months ending June 30, 2024	14.3
Thereafter	71.6
$245.8

Note 9. Debt
Debt was comprised of the following:

	December 31, 2018	June 30, 2018
Revolving credit facility	$430.0	$—
Three year term loan facility, due 2021	300.0	—
Five year term loan facility, due 2023	296.3	—
2019 term loan facility	—	203.1
2020 term loan facility	—	218.8
2021 term loan facility	—	370.0
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
Capital lease obligations	7.2	0.2
Unamortized debt financing costs	(23.5)	(21.4)
Total debt and capital lease obligations	2,860.0	2,620.7
Current maturities of long-term debt and capital lease obligations	268.0	45.2
Total long-term debt and capital lease obligations	$2,592.0	$2,575.5

Revolving Credit Facility
On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility. The credit facility replaced the previous unsecured revolving credit facility agreement, which was undrawn as of June 30, 2018. The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The Company drew $430.0 million of the $750.0 million as of December 31, 2018. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on August 17, 2023, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
The revolving credit facility is unsecured and loans thereunder bear interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.250% to 2.375% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group, Moody's Investors Services Inc., and Fitch Ratings (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of Bank of America, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.250% to 1.375% per annum based on the Ratings. The unused portion of the revolving credit facility is subject to commitment fees ranging from 0.150% to 0.350% per annum based on the Ratings. The interest rate per annum on the revolving credit facility as of December 31, 2018 was 3.795%.
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
The three year term loan facility bears interest (i) at the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.125% to 2.250% per annum based on the Company’s ratings or (ii) the highest of (X) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, (Y) the prime rate of Bank of America, N.A. and (Z) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000%, plus margins varying from 0.125% to 1.250% per annum based on the Ratings. The five year term loan facility bears interest (i) at the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.250% to 2.375% per annum based on the Company’s Ratings or (ii) the highest of (X) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, (Y) the prime rate of Bank of America, N.A. and (Z) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period, plus 1.000%, plus margins varying from 0.250% to 1.375% per annum based on the ratings. The interest rate per annum on the three year term loan facility and five year term loan facility as of December 31, 2018 was 3.75% and 3.88%, respectively.
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
Unamortized Debt Financing Costs
As of December 31, 2018 and June 30, 2018, gross debt issuance costs related to debt instruments were $34.0 million and $29.6 million, respectively. Accumulated amortization was $10.5 million and $8.2 million as of December 31, 2018 and June 30, 2018, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded within interest expense on the condensed consolidated statements of operations.

The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of December 31, 2018 were as follows:

Amount
Twelve months ended December 31, 2019	$268.0
Twelve months ended December 31, 2020	17.7
Twelve months ended December 31, 2021	316.2
Twelve months ended December 31, 2022	15.0
Twelve months ended December 31, 2023	666.6
Thereafter	1,600.0
Total debt and capital lease obligations	2,883.5
Unamortized debt financing costs	(23.5)
Total debt and capital lease obligations, net of unamortized debt financing costs	$2,860.0

Note 10. Stock-Based Compensation
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
The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation primarily consisted of the following for the three and six months ended December 31, 2018 and 2017:
Time-Based Stock Options and Performance-Based Stock Options. Time-based stock options and performance-based stock options have a term of ten years. Upon termination of employment, unvested stock options are evaluated for forfeiture or modification, subject to the terms of the awards and Company policies.
Time-based stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the date of grant and are generally issued under three- or four-year graded vesting schedule.
Performance-based stock options are granted to our CEO at exercise price equal to the fair market value of the Company's stock on the date of grant. These awards vest, subject to the Company's stock price performance and our CEO's continued employment with the Company, over a three-year performance period.
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units generally vest over a two to five-year period. Upon termination of employment, unvested time-based restricted stock and restricted stock units are evaluated for forfeiture or modification, subject to the terms of the awards and Company policies.
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

Time-based restricted stock units are primarily settled in cash, for non-U.S. recipients, and may be settled in stock or cash for U.S. recipients at the discretion of the Company and cannot be transferred during the restriction period. Compensation expense related to the issuance of time-based restricted stock units is recorded over the vesting period and is initially based on the fair value of the award on the grant date. Cash-settled, time-based restricted stock units are subsequently remeasured at each reporting date during the vesting period to the current stock value. For grants made prior to September 6, 2018, no dividend equivalents are paid on units awarded during the restricted period. For grants made on or subsequent to September 6, 2018, U.S. recipients are credited with dividend equivalents on units awarded during the restricted period, and no dividend equivalents are paid or credited on units awarded to non-U.S. recipients during the restricted period.
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
The following table represents stock-based compensation expense and the related income tax benefits for the three months ended and six months ended December 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Cost of revenues	$0.5	$1.4	$1.0	$2.5
Selling, general and administrative expenses	3.0	11.5	5.8	18.5
Total stock-based compensation expense	$3.5	$12.9	$6.8	$21.0

Income tax benefit	$0.5	$3.3	$1.3	$6.1

Stock-based compensation expense for the three months ended December 31, 2018 consisted of $3.2 million of expense related to equity classified awards and $0.3 million of expense related to liability classified awards. Stock-based compensation expense for the six months ended December 31, 2018 consisted of $7.0 million of expense related to equity classified awards and $0.2 million of income related to liability classified awards. Total stock based compensation expense during the three and six months ended December 31, 2018 was impacted by $3.9 million benefit for awards that were forfeited related to an officer's transition during the second quarter of fiscal 2019 and changes in fair value of liability classified awards due to recent volatility in Company's stock price.
Stock-based compensation expense for the three months ended December 31, 2017 consisted of $10.0 million of expense related to equity classified awards and $2.9 million of expense related to liability classified awards. Stock-based compensation for the six months ended December 31, 2017 consisted of $16.8 million of expense related to equity classified awards and $4.2 million of expense related to liability classified awards. Total stock based compensation expense during the three and six months ended December 31, 2017 included $1.5 million expense for awards that were modified or expense recognition was accelerated related to an officer's departure in the second quarter of fiscal 2018.
As of December 31, 2018, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $4.0 million, $39.1 million, and $3.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.9 years, 2.0 years, and 1.1 years, respectively.

The activity related to the Company's incentive equity awards from June 30, 2018 to December 31, 2018 consisted of the following:
Time-Based Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2018	957	$44.25
Options granted	147	50.77
Options exercised	(54)	28.21
Options canceled	(138)	58.27
Options outstanding as of December 31, 2018	912	$44.09
The Binominal model used to determine the grant date fair value of the time-based stock options granted in the second quarter of fiscal 2019 used an expected volatility based on the average of implied volatility and historical stock price volatility for the Company, the average of which was 23.21%, a risk-free interest rate of 3.07%, an expected dividend yield of 1.18%, and weighted average expected life of 6 years.
Performance -Based Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2018	—	$—
Options granted	152	50.77
Options outstanding as of December 31, 2018	152	$50.77
The Monte Carlo simulation model used to determine the grant date fair value of the three-year performance-based stock options granted in the second quarter of fiscal 2019 used an expected volatility based on the average of implied volatility and historical stock price volatility for the Company, the average of which was 23.21%, a risk-free interest rate of 3.09%, an expected dividend yield of 1.18%, and weighted average expected life of 6.5 years.
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2018	379	142
Restricted shares/units granted	2	390
Restricted shares/units vested	(174)	(68)
Restricted shares/units forfeited	(48)	(19)
Non-vested restricted units/shares as of December 31, 2018	159	445

Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2018	411
Restricted units granted	302
Restricted units vested	(10)
Restricted units forfeited	(95)
Non-vested restricted units as of December 31, 2018	608

The Monte Carlo simulation model used to determine the grant date fair value of the 106 thousand units of the three-year performance based restricted stock units granted in the first quarter of fiscal 2019 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 20.40% and a risk-free interest rate of 2.68%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
The Monte Carlo simulation model used to determine the grant date fair value of the 196 thousand units of the three-year performance based restricted stock units granted in the second quarter of fiscal 2019 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 20.53% and a risk-free interest rate of 2.96%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.

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
Tax Matters Agreement
The Company and ADP entered into a tax matters agreement as part of the spin-off that governs the rights and obligations of both parties after the spin-off with respect to taxes for both pre and post spin-off periods. In accordance with the tax matters agreement, the Company recognized a net gain of $0.4 million in the six months ended December 31, 2017 in other income, net in the condensed consolidated statements of operations associated with an indemnification receivable from ADP for pre spin-off tax periods.
Valuation Allowance
The Company had valuation allowances of $24.5 million and $21.6 million as of December 31, 2018 and June 30, 2018, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During the six months ended December 31, 2018, the valuation allowance balance was increased primarily due to the generation of additional net operating loss carryforwards.

Unrecognized Income Tax Benefits
As of December 31, 2018 and June 30, 2018, the Company had unrecognized income tax benefits of $6.6 million and $6.2 million, respectively, of which $5.7 million and $5.3 million, respectively, would impact the effective tax rate if recognized. During the six months ended December 31, 2018, the Company increased its unrecognized income tax benefits related to current tax positions by $0.5 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended December 31, 2018 and 2017 was 25.1% and 11.7%, respectively. The effective tax rate for the three months ended December 31, 2018 was impacted by $1.2 million excess tax expense from stock-based compensation. The effective tax rate for the three months ended December 31, 2017 was impacted by $14.1 million benefit from the Tax Reform Act adjustment, $11.8 million benefit for cumulative effect of reduced corporate income tax rate, and $0.1 million excess tax benefits from stock-based compensation.
The effective tax rate for the six months ended December 31, 2018 and 2017 was 26.5% and 21.2%, respectively. The effective tax rate for the six months ended December 31, 2018 was impacted by $3.4 million deferred tax charge associated with executive compensation limitations and $0.7 million of excess tax benefits from stock-based compensation. The effective tax rate for the six months ended December 31, 2017 was impacted by $14.1 million benefit from the Tax Reform Act adjustments, $11.8 million benefit for cumulative effect of reduced corporate income tax rate, and $3.6 million excess tax benefits from stock-based compensation.

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
The following antitrust lawsuits have been transferred to, or filed in, the U.S. District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings as part of a Multi-District Litigation proceeding (“MDL”). Currently, the parties to the MDL are engaged in discovery. Each of these lawsuits seeks, among other things, treble damages and injunctive relief.

•
Motor Vehicle Software Corporation (“MVSC”) brought a suit against the Company, Reynolds and Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed in the U.S. District Court for the Central District of California on February 3, 2017. Defendants’ motions to dismiss MVSC’s second amended complaint were denied. On August 13, 2018, the Court approved a stipulation to substitute CDK Global, LLC (the Company’s operating subsidiary) in place of the Company as defendant in the suit.

•
Authenticom, Inc. brought a suit against CDK Global, LLC and Reynolds and Reynolds. Authenticom’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin on May 1, 2017. Defendants’ motions to dismiss were granted in part, and denied in part. Defendants filed Answers to Authenticom’s Complaint and Counterclaims; Authenticom filed motions to dismiss those Counterclaims. Authenticom Inc.’s motion to dismiss CDK Global, LLC’s counterclaims were granted in part and denied in part; its motion to dismiss one of Reynolds and Reynolds’s Counterclaims was granted.

•
Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class-action suit against CDK Global, LLC and Reynolds and Reynolds. Teterboro’s suit was originally filed in the U.S. District Court for the District of New Jersey on October 19, 2017. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a Consolidated Class Action Complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly purchased DMS and/or allegedly indirectly purchased DMS or data integration services from CDK or Reynolds and Reynolds (“Dealership Class Plaintiffs”). CDK Global, LLC moved to dismiss the complaint, or in the alternative, compel arbitration of certain of the cases while staying the remainder pending the outcome of those arbitration proceedings; its motion to dismiss was granted in part and denied in part, while its motion to compel arbitration was denied.

On October 23, 2018, the putative Dealership Class Plaintiffs and Reynolds and Reynolds filed a Motion for Preliminary Approval of Settlement and for Conditional Certification of the Proposed Settlement Class. The Court finally approved this settlement on January 22, 2019.

•
Cox Automotive, along with multiple subsidiaries (“Cox”), brought suit against CDK Global, LLC. Cox’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin, on December 11, 2017. CDK Global, LLC’s motion to dismiss was granted in part and dismissed in part.

•
Loop LLC d/b/a AutoLoop (“AutoLoop”) brought suit against CDK Global, LLC in the U.S. District Court for the Northern District of Illinois on April 9, 2018, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, AutoLoop amended its complaint as a putative class action on behalf of itself and all other automotive software vendors in the United States that purchased data integration services from CDK or Reynolds and Reynolds. CDK Global, LLC has moved to compel arbitration of AutoLoop’s claims, or in the alternative, to dismiss those claims; that motion was denied.

The Company believes that these cases are without merit and intends to continue to contest the claims in these cases vigorously. Legal and expert fees may be significant, and an adverse result in these suits could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between the Company and Reynolds and Reynolds. Subsequently, parallel requests have been received from certain states' Attorneys General. The Company is responding to the requests. The requests merely seek information, and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between ourselves and Reynolds and Reynolds or otherwise. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving, these investigations.

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

Other Contingencies
The Company has provided approximately $26.7 million of guarantees as of December 31, 2018 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $2.0 million in letters of credit outstanding as of December 31, 2018 primarily in connection with insurance programs and our foreign subsidiaries.
Note 13. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the condensed consolidated balance sheets in CDK stockholders' (deficit) equity. The Company's other comprehensive income (loss) for the three and six months ended December 31, 2018 and 2017 and AOCI balances as of December 31, 2018 and June 30, 2018 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $(12.1) million and $9.9 million for the three months ended December 31, 2018 and 2017, respectively, and $(18.1) million and $24.1 million for the six months ended December 31, 2018 and 2017, respectively. The accumulated balances reported in AOCI on the condensed consolidated balance sheets for currency translation adjustments were $(7.0) million and $11.5 million as of December 31, 2018 and June 30, 2018, respectively.
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
In November 2018, the Company entered into an accelerated share repurchase agreement ("November 2018 ASR") to purchase $260.0 million of the Company's common stock. Under the terms of the November 2018 ASR, the Company made a $260.0 million payment in November 2018 and received initial delivery of approximately 4.1 million of the Company's common stock. The payment was recorded as a reduction to stockholders' equity, consisting of a $208.0 million increase in treasury stock, which reflect the value of the 4.1 million shares received upon initial settlement, and a $52.0 million decrease in additional paid-in-capital, which reflects the value of stock held back. The final settlement of the November 2018 ASR is expected to occur no later than the end of the Company's third quarter of fiscal 2019 and may result in the receipt or delivery of additional shares of common stock. The final number of shares purchased under the November 2018 ASR will be based on the average of the daily volume-weighted average price of the Company's common stock during the term of the November 2018 ASR transaction, less a discount and subject to adjustments pursuant to terms and conditions of the November 2018 ASR agreement. Additionally, the Company made open market repurchases of approximately 1.8 million shares of the Company's common stock during the six months ended December 31, 2018 for a total cost of $114.1 million.
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

In the first quarter of fiscal 2019, the Company revised segment reporting to reclassify the assets and liabilities and operating results of the April 2018 acquisition of Progressus to the RSNA segment. The results were previously reported in the ANA segment.
Revenue by segment was as follows:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
CDK North America:
Retail Solutions North America	$447.9	$398.1	$858.0	$799.7
Advertising North America	70.5	76.8	136.3	156.6
CDK International	72.0	86.8	150.6	171.1
Total	$590.4	$561.7	$1,144.9	$1,127.4

Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
CDK North America:
Retail Solutions North America	$162.5	$162.3	$338.1	$318.5
Advertising North America	8.8	9.4	15.0	20.0
CDK International	9.5	22.6	28.3	44.0
Other	(59.5)	(74.0)	(132.3)	(142.4)
Total	$121.3	$120.3	$249.1	$240.1

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

•	auto sales and advertising and related industry changes;

•	competitive conditions;

•	changes in regulation (including future interpretations, assumptions and regulatory guidance related to the Tax Cuts and Jobs Act);

•	changes in technology, security breaches, interruptions, failures, and other errors involving our systems;

•	availability of skilled technical employees/labor/personnel;

•	the impact of new acquisitions and divestitures;

•	employment and wage levels;

•	availability of capital for the payment of debt service obligations or dividends or the repurchase of shares;

•	any changes to our credit rating and the impact of such changes on our financing costs, rates, terms, debt service obligations, and access to capital market and working capital needs;

•	the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates;

•	the onset of or developments in litigation involving contract, intellectual property, competition, shareholder, and other matters, and governmental investigations;

•	our ability to timely and effectively implement our business transformation plan; and

•	the ability of our significant stockholders and their affiliates to significantly influence our decisions, or cause us to incur significant costs.
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

RESULTS OF OPERATIONS
Executive Overview
CDK Global enables end-to-end automotive commerce across the globe. For over 40 years, we have served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the advertising, acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 30,000 retail locations and most OEMs.
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
On April 3, 2018, the Company acquired the membership interests of Progressus, a provider of mobile advertising solutions for dealerships, agencies, and automotive marketing companies.
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
Other

Restructuring expenses associated with the business transformation plan include employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $3.8 million and $7.6 million of restructuring expenses for the three months ended December 31, 2018 and 2017, respectively, and $21.0 million and $14.1 million for the six months ended December 31, 2018 and 2017. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $82.9 million. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2018 and June 30, 2018. The following table summarizes the activity for the restructuring accrual for the six months ended December 31, 2018:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2018	$4.4	$0.8	$5.2
Charges	20.0	1.4	21.4
Cash payments	(19.6)	(0.3)	(19.9)
Adjustments	(0.4)	—	(0.4)
Foreign exchange	(0.1)	—	(0.1)
Balance as of December 31, 2018	$4.3	$1.9	$6.2
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and amortization expenses if the expected useful lives of our assets are adjusted. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our condensed consolidated statements of operations. We recognized other business transformation expense of $3.6 million and $14.6 million for the three months ended December 31, 2018 and 2017, respectively, and $8.8 million and $30.4 million for the six months ended December 31, 2018 and 2017, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $182.1 million.
Sources of Revenues and Expenses
Revenues. We generally receive fee-based revenue by providing services to customers. We generate revenues from five categories: subscription, on-site licenses and installation, advertising, transaction services, and other.
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
Expenses. Expenses generally relate to the cost of providing services to customers in the three reportable segments. In the RSNA and CDKI segments, significant expenses include employee payroll and other labor-related costs, the cost of hosting customer systems, third-party costs for transaction-based solutions and licensed software utilized in our solution offerings, computer hardware, software, telecommunications, transportation and distribution costs, third-party content for website offerings, the cost of hosting customer websites, and other general overhead items. In the ANA segment, significant expenses include third-party internet-based advertising placements, employee payroll and other labor-related costs, computer hardware, software, and other general overhead items. We also have some company-wide expenses attributable to management compensation and corporate overhead.
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
Average Revenue Per DMS Customer Site. Average revenue per DMS customer site is an indicator of the scope of adoption of our solutions by DMS customers, and we monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current customer base through upgrading and expanding solutions. We calculate average revenue per DMS customer site by dividing the revenue generated from our solutions, including revenue generated from websites, in an applicable period by the average number of DMS customer sites in the same period. The metric excludes subscription revenue generated by customers not included in our DMS customer site count as well as subscription revenue related to certain installation and training activities that is deferred then recognized as revenue over the life of the contract. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per DMS customer site, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.
Advertising. For the ANA segment, we track the amount of advertising revenue generated from automotive manufacturers and retailers on either a national or regional scale as a measure of our effectiveness in delivering advertising services to the market.

Results of Operations
The following is a discussion of the results of our consolidated operations for the three and six months ended December 31, 2018 and 2017. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2018	2017	$	%	2018	2017	$	%
Revenues	$590.4	$561.7	$28.7	5%	$1,144.9	$1,127.4	$17.5	2%
Cost of revenues	309.9	290.8	19.1	7%	591.5	598.5	(7.0)	(1)%
Selling, general, and administrative expenses	122.7	122.2	0.5	—%	221.0	235.9	(14.9)	(6)%
Restructuring expenses	3.8	7.6	(3.8)	n/m	21.0	14.1	6.9	n/m
Total expenses	436.4	420.6	15.8	4%	833.5	848.5	(15.0)	(2)%
Operating earnings	154.0	141.1	12.9	9%	311.4	278.9	32.5	12%
Interest expense	(34.3)	(23.2)	(11.1)	48%	(66.5)	(46.5)	(20.0)	43%
Other income, net	1.6	2.4	(0.8)	(33)%	4.2	7.7	(3.5)	(45)%
Earnings before income taxes	121.3	120.3	1.0	1%	249.1	240.1	9.0	4%
Margin %	20.5%	21.4%			21.8%	21.3%
Provision for income taxes	(30.4)	(14.1)	(16.3)	116%	(65.9)	(50.8)	(15.1)	30%
Effective tax rate	25.1%	11.7%			26.5%	21.2%
Net earnings	90.9	106.2	(15.3)	(14)%	183.2	189.3	(6.1)	(3)%
Less: net earnings attributable to noncontrolling interest	1.9	2.2	(0.3)	(14)%	3.9	4.0	(0.1)	(3)%
Net earnings attributable to CDK	$89.0	$104.0	$(15.0)	(14)%	$179.3	$185.3	$(6.0)	(3)%
Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
Revenues. Revenues for the three months ended December 31, 2018 increased $28.7 million as compared to the three months ended December 31, 2017. RSNA segment revenue increased $49.8 million, partially offset by declines in CDKI segment revenues of $14.8 million and ANA segment revenues of $6.3 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $3.5 million. The foreign exchange rate impact was primarily due to the strength of the Canadian dollar, Euro, and British pound against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended December 31, 2018 increased by $19.1 million as compared to the three months ended December 31, 2017 which includes the $3.9 million of costs to fulfill that were deferred and costs related to revenue that was recognized prior to July 1, 2018 upon adoption of ASC 606. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $1.6 million. Cost of revenues increased due to recent acquisitions, a $14.9 million impairment charge related to the write-off of certain intangible assets within the RSNA segment, partially offset by operating efficiencies obtained from our ongoing business transformation plan and lower other business transformation expenses. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $27.1 million and $34.7 million for the three months ended December 31, 2018 and 2017, respectively, representing 4.6% and 6.2% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2018 increased by $0.5 million compared to the three months ended December 31, 2017. ASC 606 did not have a significant impact on selling, general and administrative expenses in fiscal 2019. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $0.8 million. Selling, general and administrative expenses increased due recent acquisitions, higher legal and regulatory expenses related to competition matters and officer transition expense. These increases were partially offset by operating efficiencies obtained from our ongoing business transformation plan, lower stock-based compensation and other business transformation expenses, costs to implement the new revenue recognition standard in prior year and a net benefit to true-up contingent consideration liabilities related to prior acquisitions.
Restructuring Expenses. Restructuring expenses for the three months ended December 31, 2018 decreased by $3.8 million as compared to the three months ended December 31, 2017 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the three months ended December 31, 2018 increased by $11.1 million as compared to the three months ended December 31, 2017 largely due to borrowings under our 2026 notes in June 2018.
Other Income, net. Other income, net for the three months ended December 31, 2018 decreased by $0.8 million compared to the three months ended December 31, 2017 as fiscal 2018 benefited from recovery of an impaired non-operating receivable and higher interest income, partially offset by higher foreign exchange gains in fiscal 2019.
Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2018 and 2017 was 25.1% and 11.7%, respectively. The effective tax rate for the three months ended December 31, 2018 was impacted by $1.2 million excess tax expense from stock-based compensation. The effective tax rate for the three months ended December 31, 2017 was impacted by $14.1 million benefit from the Tax Reform Act adjustment, $11.8 million benefit for cumulative effect of reduced corporate income tax rate and $0.1 million excess tax benefits from stock-based compensation.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended December 31, 2018 decreased $15.0 million as compared to the three months ended December 31, 2017. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
Revenues. Revenues for the six months ended December 31, 2018 increased $17.5 million as compared to the six months ended December 31, 2017. RSNA segment revenue increased $58.3 million, partially offset by declines in CDKI segment revenues of $20.5 million and ANA segment revenues of $20.3 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $5.4 million. The foreign exchange rate impact was primarily due to the strength of the Canadian dollar, Euro and British pound against the U.S. dollar.
Cost of Revenues. Cost of revenues for the six months ended December 31, 2018 decreased by $7.0 million as compared to the six months ended December 31, 2017 which includes the $12.5 million of costs to fulfill that were deferred and costs related to revenue that was recognized prior to July 1, 2018 upon adoption of ASC 606. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $2.4 million. Cost of revenues increased due to recent acquisitions, a $14.9 million impairment charge related to the write-off of certain intangible assets within the RSNA segment; partially offset by operating efficiencies obtained from our ongoing business transformation plan and lower other business transformation expenses. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $47.0 million and $72.7 million for the six months ended December 31, 2018 and 2017, respectively, representing 4.1% and 6.4% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2018 decreased by $14.9 million compared to the six months ended December 31, 2017. ASC 606 did not have a significant impact on selling, general and administrative expenses in fiscal 2019. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $1.0 million. Selling, general and administrative expenses decreased due to operating efficiencies obtained from our ongoing business transformation plan, lower stock-based compensation and other business transformation expenses, costs to implement the new revenue recognition standard in prior year and a net benefit to true-up contingent consideration liabilities related to prior acquisitions, partially offset by higher expenses due to recent acquisitions, higher legal and regulatory expenses related to competition matters and officer transition expense.
Restructuring Expenses. Restructuring expenses for the six months ended December 31, 2018 increased by $6.9 million as compared to the six months ended December 31, 2017 and relates to the business transformation plan we initiated in fiscal 2015.

Interest Expense. Interest expense for the six months ended December 31, 2018 increased by $20.0 million as compared to the six months ended December 31, 2017 largely due to borrowings under our 2026 notes in June 2018.
Other Income, net. Other income, net for the six months ended December 31, 2018 decreased by $3.5 million as compared to the six months ended December 31, 2017 due primarily to a recovery of an impaired non-operating receivable and higher interest income in fiscal 2018, partially offset by higher foreign exchange gain in fiscal 2019.
Provision for Income Taxes. The effective tax rate for the six months ended December 31, 2018 and 2017 was  26.5% and 21.2%, respectively. The effective tax rate for the six months ended December 31, 2018 was impacted by $3.4 million deferred tax charge associated with executive compensation limitations and $0.7 million of excess tax benefits from stock-based compensation. The effective tax rate for the six months ended December 31, 2017 was impacted by $14.1 million benefit from the Tax Reform Act adjustments, $11.8 million benefit for cumulative effect of reduced corporate income tax rate, and $3.6 million of excess tax benefits from stock-based compensation.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the six months ended December 31, 2018 decreased $6.0 million as compared to the six months ended December 31, 2017. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
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
We use adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, adjusted EBITDA and adjusted EBITDA margin internally to evaluate our performance on a consistent basis, because those measures adjust for the impact of certain items that we believe do not directly reflect our underlying operations. By adjusting for these items we believe we have more precise inputs for use as factors in: (i) our budgeting process; (ii) making financial and operational decisions; (iii) evaluating ongoing segment and overall operating performance on a consistent period-to-period basis; (iv) target leverage calculations; (v) debt covenant calculations; and (vi) determining incentive-based compensation.
We believe our non-GAAP financial measures are useful for users of the financial statements because they: (i) provide investors with meaningful supplemental information regarding financial performance by excluding certain items; (ii) permit investors to view performance using the same tools that management uses; and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our ongoing operating results on a consistent basis. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures disclosed below, provides investors with a fuller understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
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

Fiscal 2019 Modifications

Effective July 1, 2018, we began including amortization of acquired intangible assets within our calculations of adjusted earnings before income taxes, adjusted net earnings attributable to CDK, and adjusted diluted net earnings attributable to CDK per share. Effective October 1, 2018, we began including impairment of intangible assets within our calculations of adjusted earnings before income taxes, adjusted net earnings attributable to CDK, adjusted diluted net earnings attributable to CDK per share, and adjusted EBITDA. These non-cash expenses are inconsistent in amount and frequency and do not directly reflect our underlying operations. Therefore, management believes that excluding such information provides us with a better understanding of our ongoing operating performance across periods.
Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures on both an ASC 606 and an ASC 605 basis to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended					Six Months Ended
	December 31,			ASC 605 Change		December 31,			ASC 605 Change
	2018		2017			2018		2017
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Revenues	$590.4	$600.5	$561.7	$38.8	7%	$1,144.9	$1,166.4	$1,127.4	$39.0	3%
Impact of exchange rates	3.5	3.9	—	3.9		5.4	6.1	—	6.1
Constant currency revenues	$593.9	$604.4	$561.7	$42.7	8%	$1,150.3	$1,172.5	$1,127.4	$45.1	4%

Earnings before income taxes	$121.3	$127.8	$120.3	$7.5	6%	$249.1	$258.1	$240.1	$18.0	7%
Margin %	20.5%	21.3%	21.4%			21.8%	22.1%	21.3%
Impairment of intangible assets (1)	14.9	14.9	—	14.9		14.9	14.9	—	14.9
Restructuring expenses (2)	3.8	3.8	7.6	(3.8)		21.0	21.0	14.1	6.9
Other business transformation expenses (2)	3.7	3.7	14.4	(10.7)		8.9	8.9	29.6	(20.7)
Total stock-based compensation (3)	3.5	3.5	12.9	(9.4)		6.8	6.8	21.0	(14.2)
Amortization of acquired intangible assets (4)	5.9	5.9	4.0	1.9		9.0	9.0	7.8	1.2
Transaction and integration-related costs (5)	2.3	2.3	3.1	(0.8)		4.1	4.1	3.7	0.4
Legal and regulatory expenses related to competition matters(6)	7.6	7.6	2.1	5.5		9.3	9.3	3.0	6.3
Officer transition expense (7)	5.2	5.2	0.6	4.6		5.2	5.2	0.6	4.6
Tax matters indemnification loss/(gain) (8)	—	—	0.4	(0.4)		—	—	(0.4)	0.4
Adjusted earnings before income taxes	$168.2	$174.7	$165.4	$9.3	6%	$328.3	$337.3	$319.5	$17.8	6%
Adjusted margin %	28.5%	29.1%	29.4%			28.7%	28.9%	28.3%
Impact of exchange rates	1.1	1.3	—	1.3		2.0	2.3	—	2.3
Constant currency adjusted earnings before income taxes	$169.3	$176.0	$165.4	$10.6	6%	$330.3	$339.6	$319.5	$20.1	6%

	Three Months Ended					Six Months Ended
	December 31,			ASC 605 Change		December 31,			ASC 605 Change
	2018		2017			2018		2017
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Provision for income taxes	$30.4	$32.0	$14.1	$17.9	127%	$65.9	$68.2	$50.8	$17.4	34%
Effective tax rate	25.1%	25.0%	11.7%			26.5%	26.4%	21.2%
Income tax effect of pre-tax adjustments (9)	11.4	11.4	11.7	(0.3)		18.8	18.8	24.2	(5.4)
Excess tax (expense)/benefit from stock-based compensation(10)	(1.2)	(1.2)	0.1	(1.3)		0.7	0.7	3.6	(2.9)
Pre spin-off filed return adjustment(11)	—	—	0.4	(0.4)		—	—	0.4	(0.4)
Impact of U.S tax reform (12)	—	—	14.1	(14.1)		(3.4)	(3.4)	14.1	(17.5)
Adjusted provision for income taxes	$40.6	$42.2	$40.4	$1.8	4%	$82.0	$84.3	$93.1	$(8.8)	(9)%
Adjusted effective tax rate	24.1%	24.2%	24.4%			25.0%	25.0%	29.1%

	Three Months Ended					Six Months Ended
	December 31,			ASC 605 Change		December 31,			ASC 605 Change
	2018		2017			2018		2017
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Net earnings attributable to CDK	$89.0	$93.9	$104.0	$(10.1)	(10)%	$179.3	$186.0	$185.3	$0.7	—%
Impairment of intangible assets (1)	14.9	14.9	—	14.9		14.9	14.9	—	14.9
Restructuring expenses (2) (13)	3.8	3.8	7.5	(3.7)		20.9	20.9	13.9	7.0
Other business transformation expenses (2) (13)	3.7	3.7	14.3	(10.6)		8.9	8.9	29.5	(20.6)
Total stock-based compensation (3)	3.5	3.5	12.9	(9.4)		6.8	6.8	21.0	(14.2)
Amortization of acquired intangible assets (4) (13)	5.8	5.8	4.0	1.8		8.8	8.8	7.8	1.0
Transaction and integration-related costs (5)	2.3	2.3	3.1	(0.8)		4.1	4.1	3.7	0.4
Legal and regulatory expenses related to competition matters(6) (13)	7.5	7.5	2.1	5.4		9.2	9.2	3.0	6.2
Officer transition expense (7)	5.2	5.2	0.6	4.6		5.2	5.2	0.6	4.6
Tax matters indemnification loss/(gain) (8)	—	—	0.4	(0.4)		—	—	(0.4)	0.4
Income tax effect of pre-tax adjustments (9)	(11.4)	(11.4)	(11.7)	0.3		(18.8)	(18.8)	(24.2)	5.4
Excess tax expense/(benefit) from stock-based compensation(10)	1.2	1.2	(0.1)	1.3		(0.7)	(0.7)	(3.6)	2.9
Pre spin-off filed tax return adjustment(11)	—	—	(0.4)	0.4		—	—	(0.4)	0.4
Impact of U.S tax reform (12)	—	—	(14.1)	14.1		3.4	3.4	(14.1)	17.5
Adjusted net earnings attributable to CDK	$125.5	$130.4	$122.6	$7.8	6%	$242.0	$248.7	$222.1	$26.6	12%

	Three Months Ended					Six Months Ended
	December 31,			ASC 605 Change		December 31,			ASC 605 Change
	2018		2017			2018		2017
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Diluted earnings attributable to CDK per share	$0.70	$0.74	$0.75	$(0.01)	(1)%	$1.39	$1.44	$1.33	$0.11	8%
Impairment of intangible assets (1)	0.12	0.12	—	0.12		0.12	0.12	—	0.12
Restructuring expenses (2) (13)	0.03	0.03	0.06	(0.03)		0.16	0.16	0.10	0.06
Other business transformation expenses (2) (13)	0.03	0.03	0.10	(0.07)		0.07	0.07	0.21	(0.14)
Total stock-based compensation (3)	0.02	0.02	0.09	(0.07)		0.05	0.05	0.15	(0.10)
Amortization of acquired intangible assets (4) (13)	0.04	0.04	0.03	0.01		0.07	0.07	0.06	0.01
Transaction and integration-related costs (5)	0.02	0.02	0.03	(0.01)		0.03	0.03	0.03	—
Legal and regulatory expenses related to competition matters(6) (13)	0.06	0.06	0.02	0.04		0.07	0.07	0.03	0.04
Officer transition expense (7)	0.04	0.04	—	0.04		0.04	0.04	—	0.04
Tax matters indemnification loss/(gain) (8)	—	—	—	—		—	—	—	—
Income tax effect of pre-tax adjustments (9)	(0.09)	(0.09)	(0.09)	—		(0.15)	(0.15)	(0.18)	0.03
Excess tax expense/(benefit) from stock-based compensation(10)	0.01	0.01	—	0.01		(0.01)	(0.01)	(0.03)	0.02
Pre spin-off filed tax return adjustment(11)	—	—	—	—		—	—	—	—
Impact of U.S tax reform (12)	—	—	(0.10)	0.10		0.03	0.03	(0.10)	0.13
Adjusted diluted earnings attributable to CDK per share	$0.98	$1.02	$0.89	$0.13	15%	$1.87	$1.92	$1.59	$0.33	21%

Weighted-average common shares outstanding:
Diluted	127.5	127.5	138.2			129.1	129.1	139.8
(1) Impairment of intangible assets consists of the write-off of certain intangible assets within the RSNA segment and is reported within cost of revenues.
(2) Restructuring expense recognized in connection with our business transformation plan. Other business transformation expenses incurred in connection with our business transformation plan and included within cost of revenues and selling, general and administrative expenses.
(3) Total stock-based compensation expense included within cost of revenues and selling, general and administrative expenses.
(4) Amortization of acquired intangible assets consists of amortization of intangible assets such as customer lists, purchased software, and trademarks acquired in connection with business combinations.
(5) Transaction and integration-related expenses include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, reported within selling, general and administrative expenses.
(6) Legal and regulatory expenses related to competition matters included within selling, general and administrative expenses.
(7) Officer transition expense includes severance expense in connection with officer departure included within selling, general and administrative expenses.

(8) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(9) Income tax effect of pre-tax adjustments calculated at applicable statutory rates.
(10) Excess tax expense/(benefit) from stock-based compensation.
(11) Net loss/(gain) recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(12) As a result of the Tax Reform Act, an estimated one-time tax expense of $3.4 million from a revaluation of deferred tax assets associated with executive compensation during the six months ended December 31, 2018; and an estimated one-time benefit of $22.6 million from the revaluation of the net deferred tax liability partially offset by an estimated one-time expense of $8.5 million associated with undistributed earnings during the three and six months ended December 31, 2017.
(13) The portion of expense related to noncontrolling interest of $0.1 million and $0.1 million has been removed from amortization of acquired intangible assets, and legal and regulatory expenses, respectively, during the three months ended December 31, 2018; and $0.1 million, $0.2 million and $0.1 million from restructuring expenses, amortization of acquired intangible assets, and legal and regulatory expenses, respectively, during the six months ended December 31, 2018. The portion of expense related to noncontrolling interest of $0.1 million and $0.1 million has been removed from restructuring expenses, and other business transformation expenses, respectively, during the three months ended December 31, 2017; and $0.2 million and $0.1 million from restructuring expenses, and other business transformation expenses, respectively, during the six months ended December 31, 2017.
Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
Adjusted Earnings before Income Taxes. ASC 605 adjusted earnings before income taxes for the three months ended December 31, 2018 increased $9.3 million as compared to the three months ended December 31, 2017. ASC 605 adjusted margin decreased from 29.4% to 29.1%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $1.3 million. ASC 605 adjusted earnings before income taxes were favorably impacted by operating efficiencies obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and costs to implement the new revenue recognition standard in prior year; partially offset by increased interest expense.
Adjusted Provision for Income Taxes. The ASC 605 adjusted effective tax rate for the three months ended December 31, 2018 was 24.2% as compared to 24.4% for the three months ended December 31, 2017.
Adjusted Net Earnings Attributable to CDK. ASC 605 adjusted net earnings attributable to CDK for the three months ended December 31, 2018 increased $7.8 million as compared to the three months ended December 31, 2017. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
Adjusted Earnings before Income Taxes. ASC 605 adjusted earnings before income taxes for the six months ended December 31, 2018 increased $17.8 million as compared to the six months ended December 31, 2017. ASC 605 adjusted margin increased from 28.3% to 28.9%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $2.3 million. ASC 605 adjusted earnings before income taxes were favorably impacted by operating efficiencies obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, and costs to implement the new revenue recognition standard in prior year; partially offset by increased interest expense.
Adjusted Provision for Income Taxes. The ASC 605 adjusted effective tax rate for the six months ended December 31, 2018 was 25.0% impacted by a lower federal statutory tax rate as compared to 29.1% for the six months ended December 31, 2017.
Adjusted Net Earnings Attributable to CDK. ASC 605 adjusted net earnings attributable to CDK for the six months ended December 31, 2018 increased $26.6 million as compared to the six months ended December 31, 2017. The increased in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA on an ASC 606 and an ASC 605 basis.

	Three Months Ended					Six Months Ended
	December 31,			Change		December 31,			Change
	2018		2017	ASC 605		2018		2017	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Net earnings attributable to CDK	$89.0	$93.9	$104.0	$(10.1)	(10)%	$179.3	$186.0	$185.3	$0.7	—%
Margin %	15.1%	15.6%	18.5%			15.7%	15.9%	16.4%
Net earnings attributable to noncontrolling interest (1)	1.9	1.9	2.2	(0.3)		3.9	3.9	4.0	(0.1)
Provision for income taxes (2)	30.4	32.0	14.1	17.9		65.9	68.2	50.8	17.4
Interest expense (3)	34.3	34.3	23.2	11.1		66.5	66.5	46.5	20.0
Depreciation and amortization (4)	25.6	25.6	19.5	6.1		45.3	45.3	39.0	6.3
Impairment of intangible assets (5)	14.9	14.9	—	14.9		14.9	14.9	—	14.9
Total stock-based compensation (6)	3.5	3.5	12.9	(9.4)		6.8	6.8	21.0	(14.2)
Restructuring expenses (7)	3.8	3.8	7.6	(3.8)		21.0	21.0	14.1	6.9
Other business transformation expenses (7)	3.7	3.7	14.4	(10.7)		8.9	8.9	29.6	(20.7)
Acquisition and integration-related costs (8)	2.3	2.3	3.1	(0.8)		4.1	4.1	3.7	0.4
Officer transition expense (9)	5.2	5.2	0.6	4.6		5.2	5.2	0.6	4.6
Legal and regulatory expenses related to competition matters (10)	7.6	7.6	2.1	5.5		9.3	9.3	3.0	6.3
Tax matters indemnification loss/(gain)(11)	—	—	0.4	(0.4)		$—	$—	$(0.4)	$0.4
Adjusted EBITDA	$222.2	$228.7	$204.1	$24.6	12%	$431.1	$440.1	$397.2	$42.9	11%
Adjusted margin %	37.6%	38.1%	36.3%			37.7%	37.7%	35.2%
(1) Net earnings attributable to noncontrolling interest included within the financial statements.
(2) Provision for income taxes included within the financial statements.
(3) Interest expense included within the financial statements.
(4) Depreciation and amortization included within the financial statements.
(5) Impairment of intangible assets consists of the write-off of certain intangible assets within the RSNA segment and is reported within cost of revenues.
(6) Total stock-based compensation expense recognized.
(7) Restructuring expense recognized in connection with our business transformation plan. Other business transformation expenses incurred in connection with our business transformation plan and included within cost of revenues and selling, general and administrative expenses. Other business transformation expenses excluded $0.1 million of accelerated depreciation expense for the six months ended December 31, 2017.
(8) Transaction and integration-related expenses include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, reported within selling, general and administrative expenses.
(9) Officer transition expense includes severance expense in connection with officer departure included within selling, general and administrative expenses.
(10) Legal and regulatory expenses related to competition matters included within selling, general and administrative expenses.
(11) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
Adjusted EBITDA. ASC 605 adjusted EBITDA for the three months ended December 31, 2018 increased $24.6 million as compared to the three months ended December 31, 2017. ASC 605 adjusted margin increased from 36.3% to 38.1%. Adjusted EBITDA was favorably impacted by operating efficiencies obtained from our business transformation plan, primarily related to lower headcount and geographic labor mix, costs to implement the new revenue recognition standard in prior year, revenue growth and higher foreign transaction gain.
Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
Adjusted EBITDA. ASC 605 adjusted EBITDA for the six months ended December 31, 2018 increased $42.9 million as compared the six months ended December 31, 2017. ASC 605 adjusted margin increased from 35.2% to 37.7%. Adjusted EBITDA was favorably impacted by operating efficiencies obtained from our business transformation plan, primarily related to lower headcount and geographic labor mix, costs to implement the new revenue recognition standard in prior year, and revenue growth.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three and six months ended December 31, 2018 and 2017. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
Retail Solutions North America Segment
In the first quarter of fiscal 2019, the Company revised segment reporting to reclassify the operating results of the April 2018 acquisition of Progressus to the RSNA segment. The results were previously reported in the ANA segment.

	Three Months Ended					Six Months Ended
	December 31,			Change		December 31,			Change
	2018		2017	ASC 605		2018		2017	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Revenues	$447.9	$445.0	$398.1	$46.9	12%	$858.0	$858.2	$799.7	$58.5	7%
Impact of exchange rates	1.1	1.1	—	1.1		2.1	2.2	—	2.2
Constant currency revenues	$449.0	$446.1	$398.1	$48.0	12%	$860.1	$860.4	$799.7	$60.7	8%

Earnings before income taxes	$162.5	$156.0	$162.3	$(6.3)	(4)%	$338.1	$330.0	$318.5	$11.5	4%
Margin %	36.3%	35.1%	40.8%			39.4%	38.5%	39.8%
Transaction and integration-related costs	1.1	1.1	3.1	(2.0)		2.4	2.4	3.7	(1.3)
Amortization of acquired intangible assets	5.2	5.2	2.4	2.8		7.6	7.6	4.6	3.0
Impairment of intangible assets	14.9	14.9	—	14.9		14.9	14.9	—	14.9
Legal and regulatory expenses related to competition matters	7.6	7.6	2.1	5.5		9.3	9.3	3.0	6.3
Adjusted earnings before income taxes	$191.3	$184.8	$169.9	$14.9	9%	$372.3	$364.2	$329.8	$34.4	10%
Adjusted Margin %	42.7%	41.5%	42.7%			43.4%	42.4%	41.2%
Impact of exchange rates	0.8	0.6	—	0.6		1.4	1.2	—	1.2
Constant currency adjusted earnings before income taxes	$192.1	$185.4	$169.9	$15.5	9%	$373.7	$365.4	$329.8	$35.6	11%

The table below presents revenue disaggregation for the RSNA segment for ASC 606 and ASC 605 for the three and six months ended December 31, 2018 and ASC 605 for the three and six months ended December 31, 2017. In connection with the adoption of ASC 606, we revised the presentation of certain sources of revenue as on-site license and installation and other. Prior period data has not been restated to reflect this new presentation.

	Three Months Ended					Six Months Ended
	December 31,			Change		December 31,			Change
	2018		2017	ASC 605		2018		2017	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Subscription	$362.5	$359.3	$326.4	$32.9	10%	$696.8	$694.6	$653.0	$41.6	6.4%
On-site license and installation	2.8	—	—	—	—	4.2		—	—	—%
Transaction	38.3	38.4	39.1	(0.7)	(2)%	79.3	79.6	82.8	(3.2)	(3.9)%
Other	44.3	47.3	32.6	14.7	45%	77.7	84.0	63.9	20.1	31.5%
Revenues	$447.9	$445.0	$398.1	$46.9	12%	$858.0	$858.2	$799.7	$58.5	7.3%
Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
Revenues. RSNA ASC 606 revenues were $2.9 million higher than ASC 605 revenues for the three months ended December 31, 2018 due to the change in timing of recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
RSNA ASC 605 revenues increased by $46.9 million for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 and includes an unfavorable currency impact of $1.1 million.
Subscription revenues grew due to the ELEAD1ONE acquisition and an increase in average revenue per DMS customer site, primarily due to pricing, despite a decrease in DMS customer site count from 14,606 sites as of December 31, 2017 to 14,553 sites as of December 31, 2018. Other revenue increased due to the Progressus and ELEAD1ONE acquisitions partially offset by lower hardware and consulting revenues. Transaction revenues declined due to lower revenues generated from processing credit reports and automotive equity mining, partially offset by increased vehicle registration revenues.
Earnings before Income Taxes. RSNA ASC 606 earnings before income taxes were $6.5 million higher than ASC 605 earnings before income taxes for the three months ended December 31, 2018 primarily due to additional costs to fulfill that are now deferred.
RSNA ASC 605 earnings before income taxes decreased by $6.3 million for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. Margin decreased from 40.8% to 35.1%
RSNA ASC 605 earnings before income taxes for the three months ended December 31, 2018 were unfavorably impacted by a $14.9 million impairment charge related to the write-off of certain intangible assets, higher legal and regulatory expenses related to competition matters and a $1.9 million benefit from recovery of a non-operating receivable in prior year. Partially offsetting these items were operating efficiencies driven by our business transformation plan, contribution from our recent acquisitions and a net benefit to true-up the contingent consideration liabilities related to prior acquisitions.
Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
Revenues. RSNA ASC 606 revenues were $0.2 million less than ASC 605 revenues for the six months ended December 31, 2018 related to the change in timing of recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
RSNA ASC 605 revenues increased by $58.5 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 and includes an unfavorable currency impact of $2.2 million.
Subscription revenues grew due to the ELEAD1ONE acquisition and increase in average revenue per DMS customer site, primarily due to pricing, despite a decrease in DMS customer site count from 14,606 sites as of December 31, 2017 to 14,553 sites as of December 31, 2018. Other revenue increased due to the Progressus and ELEAD1ONE acquisitions partially offset by lower consulting and hardware revenues. Transaction revenues decreased due to decline in revenues generated from processing credit reports and automotive equity mining.
Earnings before Income Taxes. RSNA ASC 606 earnings before income taxes were $8.1 million higher ASC 605 earnings before income taxes for the six months ended December 31, 2018 primarily due to additional costs to fulfill that are now deferred.
RSNA ASC 605 earnings before income taxes increased by $11.5 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. Margin decreased from 39.8% to 38.5%.
RSNA ASC 605 earnings before income taxes for the six months ended December 31, 2018 were favorably impacted by operating efficiencies driven by our business transformation plan, contribution from our recent acquisitions and a net benefit to true-up the contingent consideration liabilities related to prior acquisitions. The favorable effects of these items were partially offset by a $14.9 million impairment charge related to the write-off of certain intangible assets, higher legal and regulatory expenses related to competition matters and a $1.9 million benefit from recovery of a non-operating receivable in prior year.
Advertising North America Segment
The table below presents the reconciliation of revenues to revenues and earnings before income taxes to adjusted earnings before income taxes for the ANA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended					Six Months Ended
	December 31,			Change		December 31,			Change
	2018		2017	ASC 605		2018		2017	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Revenues	$70.5	$70.9	$76.8	$(5.9)	(8)%	$136.3	$136.8	$156.6	$(19.8)	(13)%

Earnings before income taxes	$8.8	$9.2	$9.4	$(0.2)	(2)%	$15.0	$15.5	$20.0	$(4.5)	(23)%
Margin %	12.5%	13.0%	12.2%			11.0%	11.3%	12.8%
Amortization of acquired intangible assets	0.5	0.5	0.7	(0.2)		1.1	1.1	1.5	(0.4)
Adjusted earnings before income taxes	$9.3	$9.7	$10.1	$(0.4)	(4)%	$16.1	$16.6	$21.5	$(4.9)	(23)%
Adjusted Margin %	13.2%	13.7%	13.2%			11.8%	12.1%	13.7%
Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
Revenues. ANA ASC 606 revenues were $0.4 million lower than ASC 605 revenues for the three months ended December 31, 2018 due to the change in timing of revenue recognition.
ANA ASC 605 revenues decreased by $5.9 million to $70.9 million for the three months ended December 31, 2018 as compared to $76.8 million for the three months ended December 31, 2017. The decrease was mainly due to a reduction in OEM funded advertising placements, local marketing association internet advertising placements, and dealer spend.
Earnings before Income Taxes. ANA ASC 606 earnings before income taxes were $0.4 million lower than ASC 605 earnings before income taxes for the three months ended December 31, 2018 due to the timing of revenue recognition.
ANA ASC 605 earnings before income taxes decreased by $0.2 million to $9.2 million for the three months ended December 31, 2018 as compared to $9.4 million for the three months ended December 31, 2017 primarily due to the reduction in revenues discussed above partially offset by operating efficiencies obtained from our ongoing business transformation plan. Margin increased from 12.2% to 13.0%.

Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
Revenues. ANA ASC 606 revenues were $0.5 million lower than ASC 605 revenues for the six months ended December 31, 2018 due to the change in timing of revenue recognition.
ANA ASC 605 revenues decreased by $19.8 million to 136.8 million for the six months ended December 31, 2018 as compared to $156.6 million for the six months ended December 31, 2017. The overall decrease was due to a reduction in OEM funded advertising placements, local marketing association internet advertising placements, and dealer spend.
Earnings before Income Taxes. ANA ASC 606 earnings before income taxes were $0.5 million lower than ASC 605 earnings before income taxes for the six months ended December 31, 2018 due to the timing of revenue recognition.
ANA ASC 605 earnings before income taxes decreased by $4.5 million to 15.5 million for the six months ended December 31, 2018 as compared to $20.0 million for the six months ended December 31, 2017 primarily due to the reduction in revenues discussed above partially offset by operating efficiencies obtained from our ongoing business transformation plan. ASC 605 margin decreased from 12.8% to 11.3%.
CDK International Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKI segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended					Six Months Ended
	December 31,			Change		December 31,			Change
	2018		2017	ASC 605		2018		2017	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Revenues	$72.0	$84.6	$86.8	$(2.2)	(3)%	$150.6	$171.4	$171.1	$0.3	—%
Impact of exchange rates	2.4	2.8	—	2.8		3.3	3.9	—	3.9
Constant currency revenues	$74.4	$87.4	$86.8	$0.6	1%	$153.9	$175.3	$171.1	$4.2	2%

Earnings before income taxes	$9.5	$22.1	$22.6	$(0.5)	(2)%	$28.3	$44.9	$44.0	$0.9	2%
Margin %	13.2%	26.1%	26.0%			18.8%	26.2%	25.7%
Amortization of acquired intangible assets	0.2	0.2	0.9	(0.7)		0.3	0.3	1.7	(1.4)
Adjusted earnings before income taxes	9.7	22.3	23.5	(1.2)	(5)%	28.6	45.2	45.7	(0.5)	(1)%
Adjusted Margin %	13.5%	26.4%	27.1%			19.0%	26.4%	26.7%
Impact of exchange rates	0.3	0.7	—	0.7		0.5	1.1	—	1.1
Constant currency adjusted earnings before income taxes	$10.0	$23.0	$23.5	$(0.5)	(2)%	$29.1	$46.3	$45.7	$0.6	1%

The table below presents revenue disaggregation for the CDKI segment for ASC 606 and ASC 605 for the three and six months ended December 31, 2018 and ASC 605 for the three and six months ended December 31, 2017. In connection with the adoption of ASC 606, we revised the presentation of certain sources of revenue as on-site license and installation and other. Prior period data has not been restated to reflect this new presentation.

	Three Months Ended					Six Months Ended
	December 31,			Change		December 31,			Change
	2018		2017	ASC 605		2018		2017	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Subscription	$61.2	$84.6	$86.8	$(2.2)	(3)%	$127.8	$171.4	$171.1	$0.3	—%
On-site license and installation	7.5	—	—	—	—	15.5	—	—	—	—%
Other	3.3	—	—	—	—%	7.3	—	—	—	—%
Revenues	$72.0	$84.6	$86.8	$(2.2)	(3)%	$150.6	$171.4	$171.1	$0.3	—%
Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
Revenues. CDKI ASC 606 revenues were $12.6 million less than ASC 605 revenues for the three months ended December 31, 2018 primarily related to changes in the timing of revenue recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
CDKI ASC 605 revenues decreased by $2.2 million for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. CDKI ASC 605 revenues were impacted by the strength of the Euro and British pound against the U.S. dollar, which contributed to a decrease of $2.8 million, or 4 percentage points.
CDKI experienced growth in ASC 605 revenues on a constant currency basis primarily due to increased average revenue per customer site despite a decrease in DMS customer site count from 13,559 sites as of December 31, 2017 to 13,167 sites as of December 31, 2018, partially offset by acceleration of deferred revenue due to an early contract termination during the three months ended December 31, 2017.
Earnings before Income Taxes. ASC 606 earnings before income taxes were $12.6 million less than ASC 605 due to timing of revenues discussed above including the related change in deferred cost to fulfill and obtain contracts.
CDKI ASC 605 earnings before income taxes decreased by $0.5 million for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 and margin increased from 26.0% to 26.1%. CDKI ASC 605 earnings before income taxes were impacted by the strength of the Euro and British pound against the U.S. dollar which contributed to a decrease of $0.7 million.
CDKI ASC 605 earnings before income taxes on a constant currency basis decreased due to investments related to strategic growth initiatives, partially offset by operating efficiencies from ongoing initiatives under our business transformation plan and lower amortization of acquired intangible assets.
Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
Revenues. CDKI ASC 606 revenues were $20.8 million less than ASC 605 revenues for the six months ended December 31, 2018 primarily related to changes in the timing of revenue recognition under ASC 606 where to on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
CDKI ASC 605 revenues increased by $0.3 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. CDKI ASC 605 revenues were impacted by the strength of the Euro and British pound against the U.S. dollar, which contributed to a decrease of $3.9 million, or 2% percentage points.

CDKI's growth in ASC 605 revenues on a constant currency basis was primarily due to increased average revenue per customer site despite a decrease in DMS customer site count from 13,559 sites as of December 31, 2017 to 13,167 sites as of December 31, 2018, partially offset by acceleration of deferred revenue due to an early contract termination during the six months ended December 31, 2017.
Earnings before Income Taxes. ASC 606 earnings before income taxes were $16.6 million less than ASC 605 due to timing of revenues discussed above including the related change in deferred cost to fulfill and obtain contracts.
CDKI ASC 605 earnings before income taxes increased $0.9 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 and margin increased from 25.7% to 26.2%. The impact of foreign exchanges rates on earnings before income taxes, due to the strength of the Euro and British pound against U.S. dollar, was a decrease of $1.1 million.
CDKI ASC 605 earnings before income taxes on a constant currency basis increased primarily due to operating efficiencies associated with our business transformation plan, partially offset by investments related to strategic growth initiatives and lower amortization of acquired intangible assets.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. There was no impact of adopting ASC 606 on the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2018	2017	$	%	2018	2017	$	%
Loss before income taxes	$(59.5)	$(74.0)	$14.5	(20)%	$(132.3)	$(142.4)	$10.1	7%
Restructuring expenses	3.8	7.6	(3.8)		21.0	14.1	6.9
Other business transformation expenses	3.7	14.4	(10.7)		8.9	29.6	(20.7)
Total stock-based compensation	3.5	12.9	(9.4)		6.8	21.0	(14.2)
Transaction and integration-related costs	1.2	—	1.2		1.7	—	1.7
Officer transition expense	5.2	0.6	4.6		5.2	0.6	4.6
Tax matters indemnification loss/(gain)	—	0.4	(0.4)		—	(0.4)	0.4
Adjusted loss before income taxes	$(42.1)	$(38.1)	$(4.0)	10%	$(88.7)	$(77.5)	$(11.2)	(14)%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
Loss before Income Taxes. The Other loss before income taxes decreased by $14.5 million for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The Other loss before income taxes was favorably impacted by lower restructuring, other business transformation and stock-based compensation expenses, costs to implement new revenue recognition standard in prior year and higher foreign currency transaction gain, partially offset by increased interest expense largely due to borrowings under our 2026 notes in June 2018, higher officer transition and transaction and integration-related expenses.
Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
Loss before Income Taxes. The Other loss before income taxes decreased by $10.1 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. The Other loss before income taxes was favorably impacted by lower other business transformation and stock-based compensation expenses, costs to implement the new revenue recognition standard in prior year, partially offset by increased interest expense largely due to borrowings under our 2026 notes in June 2018, and higher restructuring, officer transition and transaction and integration-related expenses.

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
As of December 31, 2018, cash and cash equivalents were $228.7 million, total CDK stockholders' deficit was $513.3 million, and total debt was $2,860.0 million, which is net of unamortized financing costs of $23.5 million. Working capital at December 31, 2018 was $324.4 million, as compared to $864.1 million as of June 30, 2018. Working capital as presented herein excludes current maturities of long-term debt and capital lease obligation.
Our borrowings consist of two term loan facilities with an aggregate initial principal of $600.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, and 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, of which $430.0 million was drawn as of December 31, 2018.
Of the $228.7 million of cash and cash equivalents held as of December 31, 2018, $181.6 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding taxes. Foreign earnings after December 31, 2017 are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S. business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.
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
Dividends to Common Stockholders
The Board of Directors most recently declared a quarterly cash dividend of $0.15 per share payable on March 29, 2019 to shareholders of record at the close of business on March 1, 2019. We paid dividends of $38.0 million during the six months ended December 31, 2018 and $40.2 million during the six months ended December 31, 2017, respectively.

Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the six months ended December 31, 2018 and 2017, are summarized as follows:

	Six Months Ended
	December 31,
	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$199.3	$151.3	$48.0
Investing activities	(564.5)	(58.1)	(506.4)
Financing activities	(208.6)	(386.9)	178.3
Effect of exchange rate changes on cash and cash equivalents	(6.5)	10.5	(17.0)
Net change in cash and cash equivalents	$(580.3)	$(283.2)	$(297.1)
Net cash flows provided by operating activities were $199.3 million for the six months ended December 31, 2018 as compared to $151.3 million for the six months ended December 31, 2017. This $48.0 million increase was due to an improvement of $27.8 million in net working capital components, which was due primarily due to timing of cash payments made to our vendors, timing of cash payments made to tax authorities and cash received from our customers in the normal course of business, and higher net earnings, adjusted for non-cash charges.
Net cash flows used in investing activities were $564.5 million for the six months ended December 31, 2018 as compared to net cash flows used in investing activities of $58.1 million for the six months ended December 31, 2017. This $506.4 million increase in cash used in investing activities was largely due to the ELEAD1ONE acquisition in September 2018.
Net cash flows used in financing activities were $208.6 million for the six months ended December 31, 2018 as compared to $386.9 million for the six months ended December 31, 2017. This $178.3 million decrease in cash used in financing activities was mainly due to increased borrowings, net of repayments, under our debt facilities primarily to fund the ELEAD1ONE acquisition.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of December 31, 2018, $430.0 million of our revolving credit facility was drawn and the interest rate per annum was 3.795%. The interest rate per annum on the three year term loan facility and five year term loan facility as of December 31, 2018 was 3.75% and 3.875%, respectively. A hypothetical increase in this interest rate of 40 basis points would have resulted in an immaterial impact on earnings before income taxes for the six months ended December 31, 2018.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of December 31, 2018, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $6.2 million for the six months ended December 31, 2018.
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
In the second quarter of fiscal 2019, there were no events or changes in circumstances that would indicate a potential decline in the ANA reporting unit's fair value. Therefore, the Company did not evaluate ANA's goodwill for impairment at December 31, 2018. The Company will continue to monitor ANA's operating results and cash flow projections for indicators of impairment.
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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
The adoption of ASU 2014-09, "Revenue from Contracts with Customers," and the related ASUs ("ASC 606"), required the implementation of a new financial system and new accounting processes, which changed the Company's internal controls over revenue recognition, capture of cost to obtain and fulfill contracts, and financial reporting. In the first quarter of fiscal 2019, the Company implemented new and modified existing internal controls for the adoption of ASC 606. There were no additional changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the six months ended December 31, 2018, we generated 17% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
October 1 - 31, 2018	2,448	$62.27	—	$912,348,981
November 1 - 30, 2018 (3)	4,112,600	$50.60	4,110,566	$704,348,981
December 1 - 31, 2018	959	$47.70	—	$704,348,981
Total	4,116,007		4,110,566
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
(3) In November 2018, the Company entered into an accelerated share repurchase agreement ("November 2018 ASR") to purchase $260.0 million of the Company's common stock and received an initial delivery of approximately 4.1 million share of our common stock.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	Form of Performance Based Stock Option Award Agreement (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.5	11/7/18
10.3	Form of Performance Based Stock Option Award Agreement (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.6	11/7/18
10.4	CDK Global, Inc., Amended and Restated Deferred Compensation Plan, effective November 6, 2018 (Management Compensatory Plan)	10-Q	1-36486	10.7	11/7/18
10.5	CDK Global, Inc., Amended and Restated Retirement and Savings Restoration Plan, effective November 6, 2018 (Management Compensatory Plan)	10-Q	1-36486	10.8	11/7/18
10.6	Employment Agreement, dated as of November 5, 2018, by and between the Company and Brian Krzanich	10-Q	1-36486	10.9	11/7/18
10.7	Transition and Release Agreement, dated as of November 5, 2018, by and between the Company and Brian P. MacDonald	10-Q	1-36486	10.10	11/7/18
31.1	Certification by Brian Krzanich pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Joseph A. Tautges pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian Krzanich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Joseph A. Tautges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	February 5, 2019	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	February 5, 2019	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)