Form 10-Q
period 2019-03-31
CDK Global, Inc.
filed 2019-04-30
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2019 was 121,633,569.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues	$602.1	$576.6	$1,747.0	$1,704.0

Expenses:
Cost of revenues	305.8	295.0	897.3	893.5
Selling, general and administrative expenses	123.8	121.7	344.8	357.6
Restructuring expenses	0.6	2.5	21.6	16.6
Total expenses	430.2	419.2	1,263.7	1,267.7
Operating earnings	171.9	157.4	483.3	436.3

Interest expense	(35.4)	(24.1)	(101.9)	(70.6)
Other income, net	1.0	1.7	5.2	9.4

Earnings before income taxes	137.5	135.0	386.6	375.1

Provision for income taxes	(35.8)	(37.2)	(101.7)	(88.0)

Net earnings	101.7	97.8	284.9	287.1
Less: net earnings attributable to noncontrolling interest	1.9	1.7	5.8	5.7
Net earnings attributable to CDK	$99.8	$96.1	$279.1	$281.4

Net earnings attributable to CDK per common share:
Basic	$0.80	$0.71	$2.20	$2.05
Diluted	$0.80	$0.71	$2.19	$2.03

Weighted-average common shares outstanding:
Basic	124.0	134.6	126.8	137.2
Diluted	124.8	135.8	127.7	138.5

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net earnings	$101.7	$97.8	$284.9	$287.1
Other comprehensive income (loss):
Currency translation adjustments	4.6	13.5	(13.5)	37.6
Other comprehensive income (loss)	4.6	13.5	(13.5)	37.6
Comprehensive income	106.3	111.3	271.4	324.7
Less: comprehensive income attributable to noncontrolling interest	1.9	1.7	5.8	5.7
Comprehensive income attributable to CDK	$104.4	$109.6	$265.6	$319.0

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	March 31,	June 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$306.8	$804.4
Accounts receivable, net of allowances of $7.1 and $7.4, respectively	436.3	374.6
Other current assets	155.7	188.3
Total current assets	898.8	1,367.3
Property, plant and equipment, net	133.3	131.9
Other assets	280.5	165.5
Goodwill	1,588.4	1,217.2
Intangible assets, net	264.8	126.5
Total assets	$3,165.8	$3,008.4

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$268.5	$45.2
Accounts payable	50.3	50.5
Accrued expenses and other current liabilities	219.0	198.0
Accrued payroll and payroll-related expenses	84.3	85.7
Short-term deferred revenues	132.8	169.0
Total current liabilities	754.9	548.4
Long-term debt and capital lease obligations	2,649.3	2,575.5
Long-term deferred revenues	68.7	110.4
Deferred income taxes	98.4	56.7
Other liabilities	69.9	64.7
Total liabilities	3,641.2	3,355.7

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
Preferred stock, $0.01 par value: Authorized, 50.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 160.3 and 160.3 shares, respectively; outstanding, 122.4 and 130.1 shares, respectively	1.6	1.6
Additional paid-in-capital	673.5	679.8
Retained earnings	1,084.9	753.0
Treasury stock, at cost: 37.9 and 30.2 shares, respectively	(2,248.1)	(1,810.7)
Accumulated other comprehensive income (loss)	(2.4)	11.5
Total CDK stockholders' deficit	(490.5)	(364.8)
Noncontrolling interest	15.1	17.5
Total stockholders' deficit	(475.4)	(347.3)
Total liabilities and stockholders' deficit	$3,165.8	$3,008.4

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net earnings	$284.9	$287.1
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	71.4	58.6
Impairment of intangible and long-lived assets	18.2	—
Deferred income taxes	20.5	(8.8)
Stock-based compensation expense	15.0	27.9
Other	7.4	2.7
Changes in operating assets and liabilities, net of effect from acquisitions of businesses:
Increase in accounts receivable	(45.5)	(20.1)
(Increase) decrease in other assets	(31.6)	10.1
Decrease in accounts payable	(3.6)	(13.6)
Increase in accrued expenses and other liabilities	2.5	2.9
Net cash flows provided by operating activities	339.2	346.8

Cash Flows from Investing Activities:
Capital expenditures	(39.2)	(36.9)
Proceeds from sale of property, plant and equipment	7.4	—
Capitalized software	(32.7)	(27.3)
Acquisitions of businesses, net of cash acquired	(513.0)	(12.8)
Contributions to investments	(10.0)	—
Proceeds from investments	0.4	0.8
Net cash flows used in investing activities	(587.1)	(76.2)

Cash Flows from Financing Activities:
Proceeds from long-term debt	1,090.0	—
Repayments of long-term debt and capital lease obligations	(801.7)	(34.8)
Dividends paid to stockholders	(56.6)	(60.4)
Repurchases of common stock	(444.3)	(438.3)
Proceeds from exercises of stock options	3.0	8.2
Withholding tax payments for stock-based compensation awards	(15.8)	(10.3)
Dividend payments to noncontrolling owners	(8.2)	(7.4)
Payments of deferred financing costs	(4.4)	(0.4)
Acquisition-related payments	(6.9)	(3.0)
Net cash flows used in financing activities	(244.9)	(546.4)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7.3)	15.4

Net change in cash, cash equivalents, and restricted cash	(500.1)	(260.4)

Cash, cash equivalents, and restricted cash, beginning of period	817.1	734.0

Cash, cash equivalents, and restricted cash end of period	$317.0	$473.6

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$306.8	$461.4
Restricted cash in funds held for clients included in other current assets	10.2	12.2
Total cash, cash equivalents, and restricted cash	$317.0	$473.6

Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds	$109.6	$78.9
Interest	73.6	53.2

See notes to the condensed consolidated financial statements.

CDK Global, Inc.
Condensed Consolidated Statements of (Deficit) Equity
(In millions)
(Unaudited)

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares	Amount
Balance as of December 31, 2018	160.3	$1.6	$604.8	$1,003.8	$(2,116.5)	$(7.0)	$(513.3)	$13.2	$(500.1)
Net earnings	—	—	—	99.8	—	—	99.8	1.9	101.7
Foreign currency translation adjustments	—	—	—	—	—	4.6	4.6	—	4.6
Stock-based compensation expense and related dividend equivalents	—	—	6.3	(0.1)	—	—	6.2	—	6.2
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(2.6)	—	3.6	—	1.0	—	1.0
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.6)	—	—	(18.6)	—	(18.6)
Repurchases of common stock	—	—	65.0	—	(135.2)	—	(70.2)	—	(70.2)
Balance as of March 31, 2019	160.3	$1.6	$673.5	$1,084.9	$(2,248.1)	$(2.4)	$(490.5)	$15.1	$(475.4)

Three Months Ended March 31, 2018

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares	Amount
Balance as of December 31, 2017	160.3	$1.6	$671.7	$597.7	$(1,512.1)	$32.1	$(209.0)	$21.0	$(188.0)
Net earnings	—	—	—	96.1	—	—	96.1	1.7	97.8
Foreign currency translation adjustments	—	—	—	—	—	13.5	13.5	—	13.5
Stock-based compensation expense and related dividend equivalents	—	—	6.7	(0.2)	—	—	6.5	—	6.5
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(4.4)	—	8.1	—	3.7	—	3.7
Dividends paid to stockholders ($0.15 per share)	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Repurchases of common stock	—	—	—	—	(122.9)	—	(122.9)	—	(122.9)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(7.4)	(7.4)
Balance as of March 31, 2018	160.3	$1.6	$674.0	$673.4	$(1,626.9)	$45.6	$(232.3)	$15.3	$(217.0)

CDK Global, Inc.
Condensed Consolidated Statements of (Deficit) Equity
(In millions)
(Unaudited)

Nine Months Ended March 31, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2018	160.3	$1.6	$679.8	$753.0	$(1,810.7)	$11.5	$(364.8)	$17.5	$(347.3)
Net earnings	—	—	—	279.1	—	—	279.1	5.8	284.9
Foreign currency translation adjustments	—	—	—	—	—	(13.5)	(13.5)	—	(13.5)
Stock-based compensation expense and related dividend equivalents	—	—	13.4	(0.3)	—	—	13.1	—	13.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(32.7)	—	19.9	—	(12.8)	—	(12.8)
Dividends paid to stockholders ($0.45 per share)	—	—	—	(56.6)	—	—	(56.6)	—	(56.6)
Repurchases of common stock	—	—	13.0	—	(457.3)	—	(444.3)	—	(444.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(8.2)	(8.2)
Cumulative impact of adopting ASC 606 (Note 5)	—	—	—	109.7	—	(0.4)	109.3	—	109.3
Balance as of March 31, 2019	160.3	$1.6	$673.5	$1,084.9	$(2,248.1)	$(2.4)	$(490.5)	$15.1	$(475.4)

Nine Months Ended March 31, 2018

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2017	160.3	$1.6	$608.6	$452.7	$(1,144.7)	$8.0	$(73.8)	$17.0	$(56.8)
Net earnings	—	—	—	281.4	—	—	281.4	5.7	287.1
Foreign currency translation adjustments	—	—	—	—	—	37.6	37.6	—	37.6
Stock-based compensation expense and related dividend equivalents	—	—	23.6	(0.3)	—	—	23.3	—	23.3
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(25.1)	—	23.0	—	(2.1)	—	(2.1)
Dividends paid to stockholders ($0.44 per share)	—	—	—	(60.4)	—	—	(60.4)	—	(60.4)
Repurchases of common stock	—	—	66.9	—	(505.2)	—	(438.3)	—	(438.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(7.4)	(7.4)
Balance as of March 31, 2018	160.3	$1.6	$674.0	$673.4	$(1,626.9)	$45.6	$(232.3)	$15.3	$(217.0)
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
The Company is organized into two main operating groups. The Company's first operating group is CDK North America which comprises two reportable segments, Retail Solutions North America ("RSNA") and Advertising North America ("ANA"). The second operating group, which is also a reportable segment, is CDK International ("CDKI"). In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 16 for further information.
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
B. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the condensed consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets. Funds receivable was $33.2 million and $33.1 million, and funds held for clients was $10.2 million and $12.7 million as of March 31, 2019 and June 30, 2018, respectively. Client fund obligation was $43.4 million and $45.8 million as of March 31, 2019 and June 30, 2018, respectively.

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
Pursuant to this policy, the Company recognized expenses of $19.5 million and $31.1 million for the three months ended March 31, 2019 and 2018, respectively, and $66.5 million and $103.8 million for the nine months ended March 31, 2019 and 2018, respectively. These expenses were classified within cost of revenues on the condensed consolidated statements of operations. Additionally, we had cash flows used for qualifying capitalized software development cost of $32.7 million and $27.3 million for the nine months ended March 31, 2019 and 2018, respectively.
D. Fair Value of Financial Instruments
The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the condensed consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility and term loan facilities (as described in Note 10), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of March 31, 2019 was $1,890.0 million based on quoted market prices for the same or similar instruments and the carrying value was $1,850.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
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
As a result of the adoption, the Company adjusted the condensed consolidated statements of cash flows from previously reported amounts as follows:

	Nine Months Ended March 31, 2018
	Originally Reported	Adjustments due to ASU 2016-18	As Adjusted
Cash, cash equivalents, and restricted cash, beginning of period	$726.1	$7.9	$734.0
Net cash flows provided by operating activities	342.5	4.3	346.8
Cash, cash equivalents, and restricted cash end of period	461.4	12.2	473.6

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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or an operating lease that is not considered short-term. The accounting applied by lessors is largely consistent with the existing lease standard but updated to align with certain changes to the lessee model (e.g. certain definitions, such as substantive substitution rights, have been updated) and the new revenue recognition guidance issued in 2014. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. Entities are required to adopt this standard using a modified retrospective transition approach. Under this approach, the standard is implemented either (1) as of the earliest period presented and through the comparative periods in the entity's financial statements or (2) as of the effective date of ASC 842, with a cumulative-effect adjustment to equity.
The Company plans to elect the transition method which will allow for a cumulative-effect adjustment to stockholders' deficit when the standard is adopted on July 1, 2019, and prior periods will not be restated. In addition, the Company plans to elect the package of practical expedients permitted under the transition guidance for all leases (where the Company is a lessee or a lessor), which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As a policy election for lessee accounting, the Company will exclude all short-term leases (term of 12 months or less) from the balance sheet presentation. The impact of applying other practical expedients and policy elections for lessor and lessee accounting are being evaluated.
From a lessee standpoint, the Company has obligations under lease arrangements for facilities, vehicles and equipment, which are classified as operating leases under the existing lease standard. The Company is currently implementing third-party lease management software and continues to review existing lease arrangements and update business processes and controls related to this new guidance. The Company continues to evaluate the impact of adopting Topic 842 and expects that the adoption may result in a material increase in the assets and liabilities recorded on our consolidated balance sheets.

From a lessor standpoint, the Company is currently evaluating the impact of changes relating to the substantive substitution rights definition, mainly for hardware-as-a-service arrangements with customers.
Note 4. Acquisitions
Fiscal 2019 Acquisition
ELEAD1ONE
On September 14, 2018, the Company acquired the equity interests of ELEAD1ONE ("ELEAD"). ELEAD’s automotive customer relationship management ("CRM") software and call center solutions enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform. The acquisition was made pursuant to an equity purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The Company acquired all of the outstanding equity of ELEAD for an initial cash purchase price of $513.0 million, net of cash acquired of $7.0 million.
The acquisition of ELEAD has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of March 31, 2019, the Company has finalized the purchase price allocation. The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Cash and cash equivalents	$7.0
Accounts receivable	18.9
Other current assets	3.4
Property, plant and equipment	14.8
Intangible assets	132.0
Accrued expenses and other current liabilities	(21.6)
Short-term deferred revenues	(6.6)
Capital lease obligations	(7.3)
Total identifiable net assets	140.6
Goodwill	379.4
Net assets acquired	$520.0

The amounts in the table above are reflective of measurement period adjustments made during the nine months ended March 31, 2019, which mainly included an increase of $2.9 million to accrued expenses and other liabilities, $1.7 million to intangible assets, $1.4 million to property, plant and equipment, $1.2 million to capital leases, $1.1 million to goodwill, and $0.1 million to deferred revenue; and a decrease of $0.2 million to accounts receivable. The measurement period adjustments did not have a significant impact on our consolidated statement of operations, balance sheet or cash flows.
The intangible assets acquired primarily relate to customer lists, software, and trademarks, which will be amortized over a weighted-average useful life of 12 years. The goodwill resulting from this acquisition reflects expected synergies resulting from adding ELEAD products and processes to the Company's products and processes. The acquired goodwill is allocated to the RSNA reportable segment and is deductible for tax purposes.
In December 2018, the Company sold the airplane acquired as part of the ELEAD acquisition for cash less costs to sell of $6.7 million. Given the short time between the ELEAD acquisition and the sale of the acquired airplane, the final purchase price allocated to the airplane was adjusted to equal the cash less costs to sell in accordance with ASC 805, "Business Combinations" and ASC 360, "Property, Plant and Equipment." As such, there was no gain or loss recognized on the sale of the airplane.

The results of operations for ELEAD have been included in the condensed consolidated results of operations from the date of acquisition. The pro forma effects of this acquisition are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
In addition to the acquisition, the Company entered into a joint venture agreement with the sellers. Under the terms of the joint venture agreement, the Company contributed $10.0 million to the venture at the ELEAD acquisition closing and has an obligation to contribute an additional $10.0 million in the future based on defined milestones in the joint venture agreement and will own 50% of the joint venture. The Company’s contributions are expected to fund the initial operations of the joint venture. The Company does not have an obligation to fund the operations of the joint venture beyond this initial commitment. Under ASC 810 "Consolidation," the joint venture was determined to be a variable interest entity ("VIE"); however, the Company is not the primary beneficiary. As such, the joint venture will be accounted for as an equity method investment. The initial $10.0 million contribution was recorded as an investment and is included on the condensed consolidated balance sheets within other assets. The Company has assessed the maximum exposure to loss related to the joint venture to be the $20.0 million contributed and committed to be contributed. The Company has assessed the risk of loss equal to its maximum exposure to be remote and, accordingly, the Company has not recognized a liability associated with any portion of the maximum exposure to loss.
For the three months ended March 31, 2019, the Company incurred $1.7 million of costs in connection with the ELEAD acquisition and integration-related activities of which $0.7 million was recorded within cost of revenues and $1.0 million was recorded within selling, general and administrative expenses. For the nine months ended March 31, 2019, the Company incurred $4.6 million of costs in connection with the ELEAD acquisition and integration-related activities of which $1.2 million was recorded within cost of revenues and $3.4 million was recorded within selling, general and administrative expenses.
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
The fair value of acquired intangible assets and other net assets was $8.7 million and $2.2 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired net assets of $11.3 million was allocated to goodwill. The acquired net assets and goodwill are included in the RSNA segment. The intangible assets will be amortized over a weighted-average useful life of approximately 9 years. The goodwill recognized from this acquisition reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development. The acquired goodwill is deductible for tax purposes. For the holdback provision and contingent consideration as of March 31, 2019 and June 30, 2018, the Company recorded accrued expenses and other current liabilities of $2.5 million and $1.6 million, respectively; and other liabilities of $4.1 million and $4.4 million, respectively. During the nine months ended March 31, 2019, the Company recorded a $0.4 million charge in selling, general and administrative expenses to true-up the contingent consideration liability. The contingent consideration payments will be classified as financing activities on the statement of cash flows as the payments will occur more than three months after the acquisition date.
Dashboard Dealership Enterprises
On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises ("DDE"), a provider of executive reporting solutions for auto dealers. The acquisition was made pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $21.3 million, which consists primarily of an initial cash price of $12.8 million, the fair value of the holdback provision of $1.9 million, and the fair value of contingent consideration of $6.6 million, which is payable upon achievement of certain milestones and metrics if achieved by December 31, 2019. For the holdback provision and contingent consideration as of March 31, 2019, and June 30, 2018, the Company recorded accrued expenses and other current liabilities of $3.7 million and $7.6 million, respectively; and other liabilities of $0.9 million, as of June 30, 2018. During the nine months ended March 31, 2019, the Company paid contingent consideration of $2.5 million which is included in the financing activities on the condensed consolidated statements of cash flows. During the nine months ended March 31, 2019, the Company recorded a benefit of $1.4 million in selling, general and administrative expenses to true-up the contingent consideration liability.
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

	Balance at June 30, 2018	Adjustments due to ASC 606	Balance at July 1, 2018
Assets
Accounts receivable	$374.6	$2.6	$377.2
Other current assets	188.3	(61.8)	126.5
Other assets	165.5	112.8	278.3
Liabilities
Accrued expenses and other current liabilities	198.0	0.4	198.4
Short-term deferred revenues	169.0	(38.4)	130.6
Long-term deferred revenues	110.4	(41.0)	69.4
Deferred income taxes	56.7	23.2	79.9
Other liabilities	64.7	0.1	64.8
Stockholders' Deficit
Retained earnings	753.0	109.7	862.7
Accumulated other comprehensive income	11.5	(0.4)	11.1

Impact on Consolidated Financial Statements
The following table summarizes the effects of ASC 606 on selected unaudited line items within our condensed consolidated statement of operations:

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As Reported ASC 606	Impact of ASC 606	ASC 605	As Reported ASC 606	Impact of ASC 606	ASC 605
Revenues	$602.1	$1.4	$600.7	$1,747.0	$(20.1)	$1,767.1
Cost of revenues	305.8	(2.9)	308.7	897.3	(15.4)	912.7
Selling, general and administrative expenses	123.8	0.1	123.7	344.8	0.1	344.7
Total expenses	430.2	(2.8)	433.0	1,263.7	(15.3)	1,279.0
Operating earnings	171.9	4.2	167.7	483.3	(4.8)	488.1
Earnings before income taxes	137.5	4.2	133.3	386.6	(4.8)	391.4
Provision for income taxes	(35.8)	(1.0)	(34.8)	(101.7)	1.3	(103.0)
Net earnings	101.7	3.2	98.5	284.9	(3.5)	288.4
Net earnings attributable to CDK	99.8	3.2	96.6	279.1	(3.5)	282.6
Net earnings attributable to CDK per common share:
Basic	0.80	0.02	0.78	2.20	(0.03)	2.23
Diluted	0.80	0.03	0.77	2.19	(0.02)	2.21
The following table summarizes the effects of ASC 606 on selected unaudited line items within our balance sheet:

	March 31, 2019
	As Reported ASC 606	Impact of ASC 606	ASC 605
Assets
Accounts receivable	$436.3	$(2.9)	$433.4
Other current assets	155.7	44.9	200.6
Other assets	280.5	(117.1)	163.4
Liabilities
Accrued expenses and other current liabilities	219.0	0.9	219.9
Short-term deferred revenues	132.8	30.3	163.1
Long-term deferred revenues	68.7	30.6	99.3
Deferred income taxes	98.4	(32.0)	66.4
Other liabilities	69.9	(0.1)	69.8
Stockholders' Deficit
Retained earnings	1,084.9	(106.2)	978.7
Accumulated other comprehensive loss	(2.4)	1.4	(1.0)

Adoption of ASC 606 had no impact to net cash provided by or (used in) operating, financing, or investing activities on the Company’s condensed consolidated statements of cash flows.

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
C. Disaggregation of Revenue
The following table presents segment revenues by revenue category:

	Three Months Ended March 31, 2019				Nine Months Ended March 31, 2019
	RSNA	ANA	CDKI	Total	RSNA	ANA	CDKI	Total
Revenue:
Subscription	$353.1	$—	$64.3	$417.4	$1,049.9	$—	$192.1	$1,242.0
On-site licenses and installation	1.9	—	21.7	23.6	6.1	—	37.2	43.3
Advertising	—	60.4	—	60.4	—	196.7	—	196.7
Transaction	39.2	—	—	39.2	118.5	—	—	118.5
Other	56.4	—	5.1	61.5	134.1	—	12.4	146.5
Total revenue	$450.6	$60.4	$91.1	$602.1	$1,308.6	$196.7	$241.7	$1,747.0

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
The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2019	July 1, 2018
Accounts receivable (including unbilled receivables)	$436.3	$377.2

Short-term contract assets (included in other current assets)	31.0	28.0
Long-term contract assets (included in other assets)	21.0	26.0
Short-term contract liabilities (included in short-term deferred revenue)	(132.8)	(130.6)
Long-term contract liabilities (included in long-term deferred revenue)	(68.7)	(69.4)
Net contract assets/(liabilities)	$(149.5)	$(146.0)

During the nine months ended March 31, 2019, the Company recognized $250.8 million of revenue upon satisfaction of performance obligations and invoiced and reclassified $257.0 million to accounts receivable. These amounts were included in the net contract assets or (liabilities) balance as of July 1, 2018. The Company had no asset impairment charges related to contract assets in the period.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to our assessment of whether an estimate of variable consideration is constrained. For the nine months ended March 31, 2019, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.

E. Remaining Performance Obligations
As of March 31, 2019, the Company had $3.0 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contracts original expected duration is one year or less. We expect to recognize approximately $430.0 million of the remaining performance obligation as revenue during the remainder of fiscal 2019, $990.0 million for the fiscal year ended June 30, 2020, $690.0 million for the fiscal year ended June 30, 2021, and $480.0 million for the fiscal year ended June 30, 2022. We expect to recognize the remaining $410.0 million as revenue thereafter. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
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
As of July 1, 2018 and March 31, 2019, the Company capitalized contract acquisition and fulfillment costs of $193.4 million and $194.7 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the three and nine months ended March 31, 2019, the Company recognized cost amortization of $20.6 million and $59.8 million, respectively, and there were no significant impairment losses.
Note 6. Restructuring
During the fiscal year ended June 30, 2015 ("fiscal 2015"), the Company initiated a business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations through its completion in fiscal 2019. The Company estimated the cost to execute the plan through fiscal 2019 to be approximately $100.0 million.
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefits practices and local statutory requirements, and contract termination costs, which include costs to terminate facility leases. The Company recognized $0.6 million and $2.5 million of restructuring expenses for the three months ended March 31, 2019 and 2018, respectively, and $21.6 million and $16.6 million for the nine months ended March 31, 2019 and 2018, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, the Company has recognized cumulative restructuring expenses of $83.5 million. Restructuring expenses are presented separately on the condensed consolidated statements of operations. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018. The following table summarizes the activity for the restructuring accrual for the nine months ended March 31, 2019:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2018	$4.4	$0.8	$5.2
Charges	23.8	(0.3)	23.5
Cash payments	(22.7)	(0.6)	(23.3)
Non-cash and other adjustments	(0.6)	0.4	(0.2)
Foreign exchange	(0.1)	—	(0.1)
Balance as of March 31, 2019	$4.8	$0.3	$5.1

During the three and nine months ended March 31, 2019, the Company recorded a non-cash benefit of $1.7 million associated with exiting certain facilities that is included in the Charges line with an offsetting amount in the Non-cash and other adjustments line in the table above.

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
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 11. Net earnings allocated to participating securities were not significant for the three and nine months ended March 31, 2019 and 2018.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net earnings attributable to CDK	$99.8	$96.1	$279.1	$281.4

Weighted-average shares outstanding:
Basic	124.0	134.6	126.8	137.2
Effect of employee stock options	0.2	0.4	0.2	0.4
Effect of employee restricted stock	0.6	0.8	0.7	0.9
Diluted	124.8	135.8	127.7	138.5

Basic earnings attributable to CDK per share	$0.80	$0.71	$2.20	$2.05
Diluted earnings attributable to CDK per share	$0.80	$0.71	$2.19	$2.03

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Stock-based awards	0.5	—	0.5	0.4

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
Changes in goodwill for the nine months ended March 31, 2019 were as follows:

	Retail Solutions North America	Advertising North America	CDK International	Total
Balance as of June 30, 2018	$634.6	$214.3	$368.3	$1,217.2
Additions (Note 4)	379.4	—	—	379.4
Currency translation adjustments	(0.4)	—	(7.8)	(8.2)
Balance as of March 31, 2019	$1,013.6	$214.3	$360.5	$1,588.4
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
During the second and third quarters of fiscal 2019, there were no events or changes in circumstances that would indicate a potential decline in the ANA reporting unit's fair value. Therefore, the Company did not evaluate ANA's goodwill for impairment at December 31, 2018 and March 31, 2019. The Company will continue to monitor ANA's operating results and cash flow projections for indicators of impairment.
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
Components of intangible assets, net were as follows:

	March 31, 2019			June 30, 2018
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$288.0	$(141.3)	$146.7	$208.6	$(124.3)	$84.3
Customer lists	263.1	(150.7)	112.4	181.3	(142.4)	38.9
Trademarks	29.9	(25.2)	4.7	25.0	(24.6)	0.4
Other intangibles	3.6	(2.6)	1.0	6.9	(4.0)	2.9
	$584.6	$(319.8)	$264.8	$421.8	$(295.3)	$126.5

Other intangibles primarily consist of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 7 years (4 years for software and software licenses, 12 years for customer lists, and 6 years for trademarks).
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
Amortization of intangible assets was $10.9 million and $7.4 million for the three months ended March 31, 2019 and 2018, respectively, and $43.5 million and $23.2 million for the nine months ended March 31, 2019 and 2018, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of March 31, 2019 were as follows:

Amount
Three months ending June 30, 2019	$11.4
Twelve months ending June 30, 2020	53.1
Twelve months ending June 30, 2021	50.1
Twelve months ending June 30, 2022	41.9
Twelve months ending June 30, 2023	21.5
Twelve months ending June 30, 2024	14.9
Thereafter	71.9
$264.8

Note 9. Long-Lived Asset Impairment
During the third quarter of fiscal 2019, the Company assessed the recoverability of certain long-lived assets upon exiting certain facilities and concluded that that the carrying amount of these assets were not recoverable. As a result, the Company recorded an impairment charge of $3.3 million within the Other segment, of which $2.6 million was included in cost of revenues and $0.7 million was recorded in selling, general and administrative expense within our condensed consolidated statement of operations.

Note 10. Debt
Debt was comprised of the following:

	March 31, 2019	June 30, 2018
Revolving credit facility	$490.0	$—
Three year term loan facility, due 2021	300.0	—
Five year term loan facility, due 2023	292.5	—
2019 term loan facility	—	203.1
2020 term loan facility	—	218.8
2021 term loan facility	—	370.0
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
Capital lease obligations	7.7	0.2
Unamortized debt financing costs	(22.4)	(21.4)
Total debt and capital lease obligations	2,917.8	2,620.7
Current maturities of long-term debt and capital lease obligations	268.5	45.2
Total long-term debt and capital lease obligations	$2,649.3	$2,575.5

Revolving Credit Facility
On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility. The credit facility replaced the previous unsecured revolving credit facility agreement, which was undrawn as of June 30, 2018. The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The Company drew $490.0 million of the $750.0 million as of March 31, 2019. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on August 17, 2023, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
The revolving credit facility is unsecured and loans thereunder bear interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.250% to 2.375% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group, Moody's Investors Services Inc., and Fitch Ratings (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of Bank of America, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000% plus (ii) margins varying from 0.250% to 1.375% per annum based on the Ratings. The unused portion of the revolving credit facility is subject to commitment fees ranging from 0.150% to 0.350% per annum based on the Ratings. The interest rate per annum on the revolving credit facility as of March 31, 2019 was 4.125%.
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
The three year term loan facility bears interest (i) at the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.125% to 2.250% per annum based on the Company’s ratings or (ii) the highest of (X) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, (Y) the prime rate of Bank of America, N.A. and (Z) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.000%, plus margins varying from 0.125% to 1.250% per annum based on the Ratings. The five year term loan facility bears interest (i) at the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.250% to 2.375% per annum based on the Company’s Ratings or (ii) the highest of (X) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, (Y) the prime rate of Bank of America, N.A. and (Z) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period, plus 1.000%, plus margins varying from 0.250% to 1.375% per annum based on the ratings. The interest rate per annum on the three year term loan facility and five year term loan facility as of March 31, 2019 was 4.00% and 4.13%, respectively.
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
Unamortized Debt Financing Costs
As of March 31, 2019 and June 30, 2018, gross debt issuance costs related to debt instruments were $34.0 million and $29.6 million, respectively. Accumulated amortization was $11.6 million and $8.2 million as of March 31, 2019 and June 30, 2018, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded within interest expense on the condensed consolidated statements of operations.
The Company's aggregate scheduled maturities of the long-term debt and capital lease obligations as of March 31, 2019 were as follows:

Amount
Twelve months ended March 31, 2020	$268.5
Twelve months ended March 31, 2021	17.9
Twelve months ended March 31, 2022	315.8
Twelve months ended March 31, 2023	15.1
Twelve months ended March 31, 2024	722.9
Thereafter	1,600.0
Total debt and capital lease obligations	2,940.2
Unamortized debt financing costs	(22.4)
Total debt and capital lease obligations, net of unamortized debt financing costs	$2,917.8

Note 11. Stock-Based Compensation
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
The Company recognizes stock-based compensation expense associated with employee equity awards in net earnings based on the fair value of the awards on the date of grant. The Company accounts for forfeitures as they occur. Stock-based compensation primarily consisted of the following for the three and nine months ended March 31, 2019 and 2018:
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
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units generally vest over a 2 to 5-year period. Upon termination of employment, unvested time-based restricted stock and restricted stock units are evaluated for forfeiture or modification, subject to the terms of the awards and Company policies.
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
Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a 3-year performance period. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 260% of the "target awards" plus any dividend equivalents, as described below. Certain performance-based restricted stock units are further subject to adjustment (increase or decrease) based on a market condition defined as the total shareholder return of the Company's common stock compared to a peer group of companies.
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
The following table represents stock-based compensation expense and the related income tax benefits for the three months ended and nine months ended March 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Cost of revenues	$1.2	$1.2	$2.2	$3.7
Selling, general and administrative expenses	7.0	5.7	12.8	24.2
Total stock-based compensation expense	$8.2	$6.9	$15.0	$27.9

Income tax benefit	$0.8	$2.1	$2.0	$8.2

Stock-based compensation expense for the three months ended March 31, 2019 consisted of $6.2 million of expense related to equity classified awards and $2.0 million of expense related to liability classified awards. Stock-based compensation expense for the nine months ended March 31, 2019 consisted of $13.2 million of expense related to equity classified awards and $1.8 million of income related to liability classified awards. Total stock based compensation expense during the three months ended March 31, 2019, was impacted by a $1.3 million charge for expense recognition that was accelerated relating to certain officer transitions, and changes in fair value of liability classified awards due to changes in the Company's stock price; partially offset by adjustments made based on management's assessment of the expected outcome of CDK's performance metrics for fiscal year ending June 30, 2019 ("fiscal 2019") associated with performance-based restricted stock units. Total stock-based compensation for the nine months ended March 31, 2019 was impacted by a net $2.6 million benefit for awards that were forfeited or expense recognition was accelerated relating to certain officer transitions.
Stock-based compensation expense for the three months ended March 31, 2018 consisted of $6.5 million of expense related to equity classified awards and $0.4 million of expense related to liability classified awards. Stock-based compensation for the nine months ended March 31, 2018 consisted of $23.3 million of expense related to equity classified awards and $4.6 million of expense related to liability classified awards. Total stock based compensation expense during the nine months ended March 31, 2018 included $1.5 million expense for awards that were modified or expense recognition was accelerated related to an officer transition.
As of March 31, 2019, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $3.4 million, $31.5 million, and $2.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years, 1.8 years, and 0.9 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2018 to March 31, 2019 consisted of the following:
Time-Based Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2018	957	$44.25
Options granted	147	50.77
Options exercised	(110)	28.56
Options canceled	(154)	58.29
Options outstanding as of March 31, 2019	840	$44.90

The Binomial model used to determine the grant date fair value of the time-based stock options granted in the second quarter of fiscal 2019 used an expected volatility based on the average of implied volatility and historical stock price volatility for the Company, the average of which was 23.21%, a risk-free interest rate of 3.07%, an expected dividend yield of 1.18%, and weighted average expected life of 6 years.
Performance -Based Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2018	—	$—
Options granted	152	50.77
Options outstanding as of March 31, 2019	152	$50.77

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

Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2018	379	142
Restricted shares/units granted	2	392
Restricted shares/units vested	(179)	(95)
Restricted shares/units forfeited	(56)	(35)
Non-vested restricted units/shares as of March 31, 2019	146	404

Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2018	411
Restricted units granted	305
Restricted units vested	(40)
Restricted units forfeited	(104)
Non-vested restricted units as of March 31, 2019	572

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
Note 12. Income Taxes
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
Tax Matters Agreement
The Company and ADP entered into a tax matters agreement as part of the spin-off that governs the rights and obligations of both parties after the spin-off with respect to taxes for both pre and post spin-off periods. In accordance with the tax matters agreement, the Company recognized a net gain of $0.4 million in the nine months ended March 31, 2018 in other income, net in the condensed consolidated statements of operations associated with an indemnification receivable from ADP for pre spin-off tax periods.

Valuation Allowance
The Company had valuation allowances of $22.0 million and $21.6 million as of March 31, 2019 and June 30, 2018, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During the nine months ended March 31, 2019, the valuation allowance balance was increased primarily due to the generation of additional net operating loss carryforwards and accrued severance subject to limitations under the Tax Reform Act.
Unrecognized Income Tax Benefits
As of March 31, 2019 and June 30, 2018, the Company had unrecognized income tax benefits of $6.9 million and $6.2 million, respectively, of which $6.0 million and $5.3 million, respectively, would impact the effective tax rate if recognized. During the nine months ended March 31, 2019, the Company increased its unrecognized income tax benefits related to current tax positions by $0.7 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended March 31, 2019 and 2018 was 26.0% and 27.6%, respectively. The effective tax rate for the three months ended March 31, 2019 was impacted by $0.6 million benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 associated with the Tax Reform Act, and $0.4 million excess tax expense from stock-based compensation. The effective tax rate for the three months ended March 31, 2018 was impacted by $7.9 million benefit for the effect of a reduced corporate income tax rate, $1.4 million excess tax benefits from stock-based compensation, and $0.8 million benefit from the measurement period adjustment related to the Tax Reform Act to re-measure the net deferred tax liability, partially offset by $1.2 million return-to-provision adjustment.
The effective tax rate for the nine months ended March 31, 2019 and 2018 was 26.3% and 23.5%, respectively. The effective tax rate for the nine months ended March 31, 2019 was impacted by $3.4 million deferred tax charge associated with executive compensation limitations, $0.6 million benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 associated with the Tax Reform Act, and $1.1 million excess tax benefits from stock-based compensation. The effective tax rate for the nine months ended March 31, 2018 was impacted by $19.7 million benefit from the cumulative effect of reduced corporate income tax rate, $14.9 million estimated benefit from the one-time Tax Reform Act adjustments comprised of $23.4 million for the re-measurement of the Company's net deferred tax liability partially offset by one-time expense of $8.5 million associated with undistributed foreign earnings which included $3.7 million for the one-time transition tax, and $5.0 million excess tax benefits from stock-based compensation partially offset by $1.2 million return-to-provision adjustment.

Note 13. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is subject to various claims and is involved in various legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business activities, including those noted in this section.  Although management at present has no basis to conclude that the ultimate outcome of these proceedings, individually and in the aggregate, will materially harm our financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends. We might also conclude that settling one or more such matters is in the best interests of our stockholders, employees, and customers, and any such settlement could include substantial payments.
Competition Matters
The Company is involved in the following antitrust lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds and Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective DMS, and that seek, among other things, treble damages and injunctive relief. These lawsuits have been transferred to, or filed in, the U.S. District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings as part of a multi-district litigation proceeding (“MDL”).

•
Motor Vehicle Software Corporation (“MVSC”) brought a suit against the CDK Global LLC (after initially naming the Company), Reynolds and Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed in the U.S. District Court for the Central District of California on February 3, 2017. Defendants’ motions to dismiss MVSC’s second amended complaint were denied, and Defendants answered MVSC’s complaint on November 7, 2018.

•
Authenticom, Inc. brought a suit against CDK Global, LLC and Reynolds and Reynolds. Authenticom’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin on May 1, 2017. Defendants’ motions to dismiss were granted in part, and denied in part. Defendants filed answers to Authenticom’s complaint and counterclaims against Authenticom on June 30, 2018; Authenticom filed motions to dismiss those Counterclaims. Authenticom Inc.’s motion to dismiss CDK Global, LLC’s counterclaims were granted in part and denied in part; its motion to dismiss one of Reynolds and Reynolds’s Counterclaims was granted. On February 15, 2019, Authenticom filed an answer to both Defendants’ Counterclaims.

•
Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class-action suit against CDK Global, LLC and Reynolds and Reynolds. Teterboro’s suit was originally filed in the U.S. District Court for the District of New Jersey on October 19, 2017. Since that time, several more putative class actions have been filed in a variety of Federal District Courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a Consolidated Class Action Complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly purchased DMS and/or allegedly indirectly purchased DMS or data integration services from CDK or Reynolds and Reynolds (“Putative Dealership Class Plaintiffs”). CDK Global, LLC moved to dismiss the complaint, or in the alternative, compel arbitration of certain of the cases while staying the remainder pending the outcome of those arbitration proceedings; its motion to dismiss was granted in part and denied in part, while its motion to compel arbitration was denied. On February 22, 2019, CDK Global, LLC filed an answer to the remaining claims in Putative Dealership Class Plaintiffs’ complaint and counterclaims against the Putative Dealership Class Plaintiffs. The Putative Dealership Class Plaintiffs filed a motion to dismiss CDK Global, LLC’s counterclaims, and the briefing of that motion is ongoing.

On October 23, 2018, the Putative Dealership Class Plaintiffs and Reynolds and Reynolds filed a Motion for Preliminary Approval of Settlement and for Conditional Certification of the Proposed Settlement Class. The Court finally approved this settlement on January 22, 2019.

•
Cox Automotive, along with multiple subsidiaries (“Cox”), brought suit against CDK Global, LLC. Cox’s suit was originally filed in the U.S. District Court for the Western District of Wisconsin, on December 11, 2017. CDK Global, LLC’s motion to dismiss was granted in part and denied in part on January 25, 2019. CDK Global, LLC filed an Answer to the remainder of Cox’s complaint and counterclaims against Cox on February 15, 2019. Cox filed an Answer to CDK Global, LLC’s counterclaims on March 8, 2019.

•
Loop LLC d/b/a AutoLoop (“AutoLoop”) brought suit against CDK Global, LLC in the U.S. District Court for the Northern District of Illinois on April 9, 2018, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, AutoLoop amended its complaint as a putative class action on behalf of itself and all other automotive software vendors in the United States that purchased data integration services from CDK or Reynolds and Reynolds. CDK Global, LLC moved to compel arbitration of AutoLoop’s claims, or in the alternative, to dismiss those claims; that motion was denied on January 25, 2019. CDK Global, LLC filed an answer to Autoloop’s complaint and counterclaims against Autoloop on February 15, 2019. AutoLoop filed an Answer to CDK Global, LLC’s counterclaims on March 8, 2019.

•
i3 Brands, Inc. and PartProtection LLC (“i3 Brands”) brought suit against CDK Global, LLC and Reynolds and Reynolds. i3 Brand’s suit was originally filed in the U.S. District Court for the Southern District of California, on February 4, 2019. On April 1, 2019, Reynolds and Reynolds filed a motion to dismiss i3 Brands’ suit in favor of arbitration, or in the alternative, for failure to state a claim, and CDK Global, LLC filed a motion to stay this case pending the outcome of the proposed arbitration proceedings between

Reynolds and Reynolds with i3 Brands, or in the alternative, to dismiss certain of its claims for failure to state a claim. Briefing of these motions is ongoing.
The Company believes that these cases are without merit. The Company will continue to contest, the claims in these cases vigorously, but the legal and expert fees incurred to do so are significant. An adverse result in any of these cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity. However, at this point in the proceedings, the Company has not determined that a loss is probable and a reasonably possible estimate of any potential loss or ranges of loss cannot be determined for a variety of reasons typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, have yet to be determined pending the outcome of dispositive motions (e.g., motion for class certification and motion for summary judgment); (ii) discovery is ongoing and significant factual issues remain to be resolved; (iii) expert discovery with respect to, among other things, alleged antitrust injury and damages is not sufficiently advanced and opening merits expert reports are not due to the court until July 1, 2019; (iv) the absence of productive settlement discussions to date; and (v) the novel or uncertain nature of the legal issues presented.
On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of specifications calling for the production of documents relating to any agreements between the Company and Reynolds and Reynolds. Parallel document requests have been received from certain states' Attorneys General. Since 2017, the Company has engaged in continuing communication with and received subsequent requests from the FTC related to its investigation. The Company is responding to the requests and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between the Company and Reynolds and Reynolds or otherwise. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving, these investigations.

Other Commitments and Contingencies
In the normal course of business, the Company may enter into contracts in which the Company makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.
The Company has provided approximately $27.6 million of guarantees as of March 31, 2019 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $2.2 million in letters of credit outstanding as of March 31, 2019 primarily in connection with insurance programs and our foreign subsidiaries.
Note 14. Accumulated Other Comprehensive Income ("AOCI")
Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the condensed consolidated balance sheets in CDK stockholders' (deficit) equity. The Company's other comprehensive income (loss) for the three and nine months ended March 31, 2019 and 2018 and AOCI balances as of March 31, 2019 and June 30, 2018 were comprised solely of currency translation adjustments. Other comprehensive income (loss) was $4.6 million and $13.5 million for the three months ended March 31, 2019 and 2018, respectively, and $(13.5) million and $37.6 million for the nine months ended March 31, 2019 and 2018, respectively. The accumulated balances reported in AOCI on the condensed consolidated balance sheets for currency translation adjustments were $(2.4) million and $11.5 million as of March 31, 2019 and June 30, 2018, respectively.
Note 15. Share Repurchases
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
In November 2018, the Company entered into an accelerated share repurchase agreement ("November 2018 ASR") to purchase $260.0 million of the Company's common stock. Under the terms of the November 2018 ASR, the Company made a $260.0 million payment in November 2018 and received initial delivery of approximately 4.1 million of the Company's common stock. In February 2019, the Company received an additional 1.1 million shares of common stock in final settlement of the November 2018 ASR, for a total of 5.2 million shares. The value reflected in treasury stock upon completion of the November 2018 ASR represents the value of the shares received based on the closing price of the Company's stock on the respective settlement dates, which is higher than the $260.0 million cash paid by $13.0 million. Additionally, the Company made open market repurchases of approximately 3.0 million shares of the Company's common stock during the nine months ended March 31, 2019 for a total cost of $184.3 million.
Note 16. Financial Data by Segment
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
Revenue by segment was as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
CDK North America:
Retail Solutions North America	$450.6	$409.3	$1,308.6	$1,209.0
Advertising North America	60.4	74.2	196.7	230.8
CDK International	91.1	93.1	241.7	264.2
Total	$602.1	$576.6	$1,747.0	$1,704.0

Earnings before Income Taxes by segment was as follows:

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
CDK North America:
Retail Solutions North America	$181.0	$170.5	$519.1	$489.0
Advertising North America	3.9	9.5	18.9	29.5
CDK International	27.8	26.3	56.1	70.3
Other	(75.2)	(71.3)	(207.5)	(213.7)
Total	$137.5	$135.0	$386.6	$375.1

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
On September 14, 2018, the Company acquired the equity interests of ELEAD1ONE ("ELEAD"). ELEAD’s automotive customer relationship management ("CRM") software and call center solutions enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform.
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
Other

Restructuring expenses associated with the business transformation plan include employee-related costs, which represent severance and other termination-related benefits, and contract termination costs, which include costs to terminate facility leases. We recognized $0.6 million and $2.5 million of restructuring expenses for the three months ended March 31, 2019 and 2018, respectively, and $21.6 million and $16.6 million for the nine months ended March 31, 2019 and 2018. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative restructuring expenses of $83.5 million. Restructuring expenses are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2019 and June 30, 2018. The following table summarizes the activity for the restructuring accrual for the nine months ended March 31, 2019:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2018	$4.4	$0.8	$5.2
Charges	23.8	(0.3)	23.5
Cash payments	(22.7)	(0.6)	(23.3)
Non-cash and other adjustments	(0.6)	0.4	(0.2)
Foreign exchange	(0.1)	—	(0.1)
Balance as of March 31, 2019	$4.8	$0.3	$5.1
In addition to the restructuring expenses discussed above, we expect to incur additional costs to implement the business transformation plan, including consulting, training, and other transition costs. We may also incur accelerated depreciation and amortization expenses if the expected useful lives of our assets are adjusted, and impairment charges if the carrying value of our assets associated with exiting facilities are not recoverable. While these costs are directly attributable to our business transformation plan, they are not included in restructuring expenses on our condensed consolidated statements of operations. We recognized other business transformation expense of $6.2 million and $10.5 million for the three months ended March 31, 2019 and 2018, respectively, and $15.0 million and $40.9 million for the nine months ended March 31, 2019 and 2018, respectively. Since the inception of the business transformation plan in the fourth quarter of fiscal 2015, we have recognized cumulative other business transformation expenses of $188.3 million.
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

Results of Operations
The following is a discussion of the results of our consolidated operations for the three and nine months ended March 31, 2019 and 2018. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2019	2018	$	%	2019	2018	$	%
Revenues	$602.1	$576.6	$25.5	4%	$1,747.0	$1,704.0	$43.0	3%
Cost of revenues	305.8	295.0	10.8	4%	897.3	893.5	3.8	—%
Selling, general, and administrative expenses	123.8	121.7	2.1	2%	344.8	357.6	(12.8)	(4)%
Restructuring expenses	0.6	2.5	(1.9)	n/m	21.6	16.6	5.0	n/m
Total expenses	430.2	419.2	11.0	3%	1,263.7	1,267.7	(4.0)	—%
Operating earnings	171.9	157.4	14.5	9%	483.3	436.3	47.0	11%
Interest expense	(35.4)	(24.1)	(11.3)	47%	(101.9)	(70.6)	(31.3)	44%
Other income, net	1.0	1.7	(0.7)	(41)%	5.2	9.4	(4.2)	(45)%
Earnings before income taxes	137.5	135.0	2.5	2%	386.6	375.1	11.5	3%
Margin %	22.8%	23.4%			22.1%	22.0%
Provision for income taxes	(35.8)	(37.2)	1.4	(4)%	(101.7)	(88.0)	(13.7)	16%
Effective tax rate	26.0%	27.6%			26.3%	23.5%
Net earnings	101.7	97.8	3.9	4%	284.9	287.1	(2.2)	(1)%
Less: net earnings attributable to noncontrolling interest	1.9	1.7	0.2	12%	5.8	5.7	0.1	2%
Net earnings attributable to CDK	$99.8	$96.1	$3.7	4%	$279.1	$281.4	$(2.3)	(1)%
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. Revenues for the three months ended March 31, 2019 increased $25.5 million as compared to the three months ended March 31, 2018. RSNA segment revenue increased $41.3 million, partially offset by declines in ANA segment revenues of $13.8 million and CDKI segment revenues of $2.0 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $7.7 million. The foreign exchange rate impact was primarily due to the strength of the Euro, British pound, Canadian dollar, and South African rand against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2019 increased by $10.8 million as compared to the three months ended March 31, 2018 which includes the $2.9 million of costs to fulfill that were deferred and costs related to revenue that was recognized prior to July 1, 2018 upon adoption of ASC 606. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $3.5 million. Cost of revenues increased due to recent acquisitions, higher incentive compensation, and a $2.6 million impairment charge for certain long-lived assets associated with exiting facilities within the Other segment, partially offset by lower media cost resulting from decline in ANA segment revenues, lower other business transformation expenses, and operating efficiencies obtained from our ongoing business transformation plan. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $19.5 million and $31.1 million for the three months ended March 31, 2019 and 2018, respectively, representing 3.2% and 5.4% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2019 increased by $2.1 million compared to the three months ended March 31, 2018. ASC 606 did not have a significant impact on selling, general and administrative expenses in fiscal 2019. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $1.7 million. Selling, general and administrative expenses increased due recent acquisitions, higher expenses related to officer transitions, legal and other expenses related to regulatory and competition matters, incentive compensation, and a $0.7 million impairment charge for certain long-lived assets associated with exiting facilities within Other segment. These increases were partially offset by lower transaction and integration related costs, operating efficiencies obtained from our ongoing business transformation plan, and costs to implement the new revenue recognition standard in prior year.
Restructuring Expenses. Restructuring expenses for the three months ended March 31, 2019 decreased by $1.9 million as compared to the three months ended March 31, 2018 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the three months ended March 31, 2019 increased by $11.3 million as compared to the three months ended March 31, 2018 largely due to borrowings under our 2026 notes in June 2018.
Other Income, net. Other income, net for the three months ended March 31, 2019 decreased by $0.7 million compared to the three months ended March 31, 2018 primarily due to higher foreign exchange gains in fiscal 2018.
Provision for Income Taxes. The effective tax rate for three months ended March 31, 2019 and 2018 was 26.0% and 27.6%, respectively. The effective tax rate for the three months ended March 31, 2019 was impacted by $0.6 million benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 associated with the Tax Reform Act, and $0.4 million excess tax expense from stock-based compensation. The effective tax rate for the three months ended March 31, 2018 was impacted by $7.9 million benefit for the effect of a reduced corporate income tax rate, $1.4 million excess tax benefits from stock-based compensation, and $0.8 million benefit from the measurement period adjustment related to the Tax Reform Act to re-measure the net deferred tax liability, partially offset by $1.2 million return-to-provision adjustment.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended March 31, 2019 increased $3.7 million as compared to the three months ended March 31, 2018. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
Revenues. Revenues for the nine months ended March 31, 2019 increased $43.0 million as compared to the nine months ended March 31, 2018. RSNA segment revenue increased $99.6 million, partially offset by declines in ANA segment revenues of $34.1 million and CDKI segment revenues of $22.5 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $13.1 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Canadian dollar, British pound, and South African rand against the U.S. dollar.
Cost of Revenues. Cost of revenues for the nine months ended March 31, 2019 increased by $3.8 million as compared to the nine months ended March 31, 2018 which includes the $15.4 million of costs to fulfill that were deferred and costs related to revenue that was recognized prior to July 1, 2018 upon adoption of ASC 606. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $5.9 million. Cost of revenues increased due to recent acquisitions, a $14.9 million impairment charge related to the write-off of certain intangible assets within the RSNA segment, higher incentive compensation, and a $2.6 million impairment charge related to write-off of certain long-lived assets associated with exiting facility within the Other segment. These increases were partially offset by operating efficiencies obtained from our ongoing business transformation plan, lower other business transformation expenses and lower media costs due to decline in ANA segment revenues. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $66.5 million and $103.8 million for the nine months ended March 31, 2019 and 2018, respectively, representing 3.8% and 6.1% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2019 decreased by $12.8 million compared to the nine months ended March 31, 2018. ASC 606 did not have a significant impact on selling, general and administrative expenses in fiscal 2019. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $2.7 million. Selling, general and administrative expenses decreased due to operating efficiencies obtained from our ongoing business transformation plan, costs to implement the new revenue recognition standard in prior year, lower stock-based compensation, other business transformation and transaction and integration related expenses, and a net benefit to true-up contingent consideration liabilities related to prior acquisitions. These decreases were partially offset by higher expenses due to recent acquisitions, higher legal and other expenses related to regulatory and competition matters, higher expenses related to officer transitions and incentive compensation.
Restructuring Expenses. Restructuring expenses for the nine months ended March 31, 2019 increased by $5.0 million as compared to the nine months ended March 31, 2018 and relates to the business transformation plan we initiated in fiscal 2015.
Interest Expense. Interest expense for the nine months ended March 31, 2019 increased by $31.3 million as compared to the nine months ended March 31, 2018 largely due to borrowings under our 2026 notes in June 2018.
Other Income, net. Other income, net for the nine months ended March 31, 2019 decreased by $4.2 million as compared to the nine months ended March 31, 2018 due primarily to a recovery of an impaired non-operating receivable and higher interest income in fiscal 2018.
Provision for Income Taxes. The effective tax rate for the nine months ended March 31, 2019 and 2018 was 26.3% and 23.5%, respectively. The effective tax rate for the nine months ended March 31, 2019 was impacted by $3.4 million deferred tax charge associated with executive compensation limitations, $0.6 million benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 associated with the Tax Reform Act, and $1.1 million excess tax benefits from stock-based compensation. The effective tax rate for the nine months ended March 31, 2018 was impacted by $19.7 million benefit from the cumulative effect of reduced corporate income tax rate, $14.9 million estimated benefit from the one-time Tax Reform Act adjustments comprised of $23.4 million for the re-measurement of the Company's net deferred tax liability partially offset by one-time expense of $8.5 million associated with undistributed foreign earnings which included $3.7 million for the one-time transition tax, and $5.0 million excess tax benefits from stock-based compensation partially offset by $1.2 million return-to-provision adjustment.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the nine months ended March 31, 2019 decreased $2.3 million as compared to the nine months ended March 31, 2018. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
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

	Three Months Ended					Nine Months Ended
	March 31,			ASC 605 Change		March 31,			ASC 605 Change
	2019		2018			2019		2018
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Revenues	$602.1	$600.7	$576.6	$24.1	4%	$1,747.0	$1,767.1	$1,704.0	$63.1	4%
Impact of exchange rates	7.7	7.7	—	7.7		13.1	13.8	—	13.8
Constant currency revenues	$609.8	$608.4	$576.6	$31.8	6%	$1,760.1	$1,780.9	$1,704.0	$76.9	5%

Earnings before income taxes	$137.5	$133.3	$135.0	$(1.7)	(1)%	$386.6	$391.4	$375.1	$16.3	4%
Margin %	22.8%	22.2%	23.4%			22.1%	22.1%	22.0%
Impairment of intangible assets (1)	—	—	—	—		14.9	14.9	—	14.9
Restructuring expenses (2)	0.6	0.6	2.5	(1.9)		21.6	21.6	16.6	5.0
Other business transformation expenses (2)	6.1	6.1	10.5	(4.4)		15.0	15.0	40.1	(25.1)
Total stock-based compensation (3)	8.2	8.2	6.9	1.3		15.0	15.0	27.9	(12.9)
Amortization of acquired intangible assets (4)	5.4	5.4	4.0	1.4		14.4	14.4	11.8	2.6
Transaction and integration-related costs (5)	2.3	2.3	9.5	(7.2)		6.4	6.4	13.2	(6.8)
Legal and other expenses related to regulatory and competition matters(6)	5.1	5.1	2.4	2.7		14.4	14.4	5.4	9.0
Officer transition expense (7)	1.2	1.2	—	1.2		6.4	6.4	0.6	5.8

Tax matters indemnification loss/(gain) (8)	—	—	—	—		—	—	(0.4)	0.4
Adjusted earnings before income taxes	$166.4	$162.2	$170.8	$(8.6)	(5)%	$494.7	$499.5	$490.3	$9.2	2%
Adjusted margin %	27.6%	27.0%	29.6%			28.3%	28.3%	28.8%
Impact of exchange rates	2.1	1.9	—	1.9		4.1	4.2	—	4.2
Constant currency adjusted earnings before income taxes	$168.5	$164.1	$170.8	$(6.7)	(4)%	$498.8	$503.7	$490.3	$13.4	3%

	Three Months Ended					Nine Months Ended
	March 31,			ASC 605 Change		March 31,			ASC 605 Change
	2019		2018			2019		2018
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Provision for income taxes	$35.8	$34.8	$37.2	$(2.4)	(6)%	$101.7	$103.0	$88.0	$15.0	17%
Effective tax rate	26.0%	26.1%	27.6%			26.3%	26.3%	23.5%
Income tax effect of pre-tax adjustments (9)	5.9	5.9	11.1	(5.2)		24.7	24.7	35.3	(10.6)
Excess tax (expense)/benefit from stock-based compensation (10)	0.4	0.4	1.4	(1.0)		1.1	1.1	5.0	(3.9)
Pre spin-off filed return adjustment (11)	—	—	—	—		—	—	0.4	(0.4)
Impact of U.S tax reform (12)	0.6	0.6	0.8	(0.2)		(2.8)	(2.8)	14.9	(17.7)
Adjusted provision for income taxes	$42.7	$41.7	$50.5	$(8.8)	(17)%	$124.7	$126.0	$143.6	$(17.6)	(12)%
Adjusted effective tax rate	25.7%	25.7%	29.6%			25.2%	25.2%	29.3%

	Three Months Ended					Nine Months Ended
	March 31,			ASC 605 Change		March 31,			ASC 605 Change
	2019		2018			2019		2018
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Net earnings attributable to CDK	$99.8	$96.6	$96.1	$0.5	1%	$279.1	$282.6	$281.4	$1.2	—%
Impairment of intangible assets (1)	—	—	—	—		14.9	14.9	—	14.9
Restructuring expenses (2) (13)	0.6	0.6	2.4	(1.8)		21.5	21.5	16.3	5.2
Other business transformation expenses (2) (13)	6.1	6.1	10.4	(4.3)		15.0	15.0	39.9	(24.9)
Total stock-based compensation (3) (13)	8.2	8.2	6.8	1.4		15.0	15.0	27.8	(12.8)
Amortization of acquired intangible assets (4) (13)	5.4	5.4	3.9	1.5		14.2	14.2	11.6	2.6
Transaction and integration-related costs (5)	2.3	2.3	9.5	(7.2)		6.4	6.4	13.2	(6.8)
Legal and other expenses related to regulatory and competition matters(6) (13)	5.1	5.1	2.4	2.7		14.3	14.3	5.4	8.9
Officer transition expense (7)	1.2	1.2	—	1.2		6.4	6.4	0.6	5.8
Tax matters indemnification loss/(gain) (8)	—	—	—	—		—	—	(0.4)	0.4
Income tax effect of pre-tax adjustments (9)	(5.9)	(5.9)	(11.1)	5.2		(24.7)	(24.7)	(35.3)	10.6

Excess tax expense/(benefit) from stock-based compensation (10)	(0.4)	(0.4)	(1.4)	1.0		(1.1)	(1.1)	(5.0)	3.9
Pre spin-off filed tax return adjustment (11)	—	—	—	—		—	—	(0.4)	0.4
Impact of U.S tax reform (12)	(0.6)	(0.6)	(0.8)	0.2		2.8	2.8	(14.9)	17.7
Adjusted net earnings attributable to CDK	$121.8	$118.6	$118.2	$0.4	—%	$363.8	$367.3	$340.2	$27.1	8%

	Three Months Ended					Nine Months Ended
	March 31,			ASC 605 Change		March 31,			ASC 605 Change
	2019		2018			2019		2018
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Diluted earnings attributable to CDK per share	$0.80	$0.77	$0.71	$0.06	8%	$2.19	$2.21	$2.03	$0.18	9%
Impairment of intangible assets (1)	—	—	—	—		0.12	0.12	—	0.12
Restructuring expenses (2) (13)	—	—	0.02	(0.02)		0.17	0.17	0.12	0.05
Other business transformation expenses (2) (13)	0.05	0.05	0.08	(0.03)		0.12	0.12	0.29	(0.17)
Total stock-based compensation (3) (13)	0.07	0.07	0.05	0.02		0.12	0.12	0.20	(0.08)
Amortization of acquired intangible assets (4) (13)	0.04	0.04	0.03	0.01		0.11	0.11	0.08	0.03
Transaction and integration-related costs (5)	0.02	0.02	0.07	(0.05)		0.05	0.05	0.11	(0.06)
Legal and other expenses related to regulatory and competition matters(6) (13)	0.04	0.04	0.01	0.03		0.11	0.11	0.04	0.07
Officer transition expense (7)	0.01	0.01	—	0.01		0.05	0.05	—	0.05
Tax matters indemnification loss/(gain) (8)	—	—	—	—		—	—	—	—
Income tax effect of pre-tax adjustments (9)	(0.05)	(0.05)	(0.08)	0.03		(0.19)	(0.19)	(0.26)	0.07
Excess tax expense/(benefit) from stock-based compensation (10)	—	—	(0.01)	0.01		(0.01)	(0.01)	(0.04)	0.03
Pre spin-off filed tax return adjustment(11)	—	—	—	—		—	—	—	—
Impact of U.S tax reform (12)	—	—	(0.01)	0.01		0.02	0.02	(0.11)	0.13
Adjusted diluted earnings attributable to CDK per share	$0.98	$0.95	$0.87	$0.08	9%	$2.85	$2.88	$2.46	$0.42	17%

Weighted-average common shares outstanding:
Diluted	124.8	124.8	135.8			127.7	127.7	138.5
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
(6) Legal and other expenses related to regulatory and competition matters included within selling, general and administrative expenses.
(7) Officer transition expense includes severance expense in connection with officer departures included within selling, general and administrative expenses.
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
(12) As a result of the Tax Reform Act, a $0.6 million benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 for the three months ended March 31, 2019; a $3.4 million deferred tax charge associated with executive compensation limitations partially offset by $0.6 million benefit due to a true-up to the one-time transition tax mentioned above during the nine months ended March 31, 2019; a $0.8 million benefit from the measurement period adjustment to re-measure the net deferred tax liability during the three months ended March 31, 2018; and a $14.9 million estimated benefit comprised of $23.4 million for the re-measurement of the net deferred tax liability partially offset by one-time expense of $8.5 million associated with undistributed earnings which included $3.7 million for the one-time transition tax during the nine months ended March 31, 2018.
(13) There was no impact for expenses related to noncontrolling interest during the three months ended March 31, 2019. The portion of expense related to noncontrolling interest of $0.1 million, $0.2 million and $0.1 million has been removed from restructuring expenses, amortization of acquired intangible assets, and legal and other expenses related to regulatory and competition matters, respectively, during the nine months ended March 31, 2019. The portion of expense related to noncontrolling interest of $0.1 million, $0.1 million, $0.1 million and $0.1 million has been removed from restructuring expenses, amortization of acquired intangible assets, other business transformation expenses and stock-based compensation expenses, respectively, during the three months ended March 31, 2018; and $0.3 million, $0.2 million, $0.2 million and $0.1 million from restructuring expenses, amortization of acquired intangible assets, other business transformation expenses and stock-based compensation expenses, respectively, during the nine months ended March 31, 2018.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Adjusted Earnings before Income Taxes. ASC 605 adjusted earnings before income taxes for the three months ended March 31, 2019 decreased $8.6 million as compared to the three months ended March 31, 2018. ASC 605 adjusted margin decreased from 29.6% to 27.0%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $1.9 million. ASC 605 adjusted earnings before income taxes were unfavorably impacted by higher interest expense and incentive compensation, and decline in ANA segment revenues. These items were partially offset by contribution from recent acquisitions, costs to implement the new revenue recognition standard in prior year, and operating efficiencies obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix.
Adjusted Provision for Income Taxes. The ASC 605 adjusted effective tax rate for the three months ended March 31, 2019 was 25.7% as compared to 29.6% for the three months ended March 31, 2018.
Adjusted Net Earnings Attributable to CDK. ASC 605 adjusted net earnings attributable to CDK for the three months ended March 31, 2019 increased $0.4 million as compared to the three months ended March 31, 2018. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.

Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
Adjusted Earnings before Income Taxes. ASC 605 adjusted earnings before income taxes for the nine months ended March 31, 2019 increased $9.2 million as compared to the nine months ended March 31, 2018. ASC 605 adjusted margin decreased from 28.8% to 28.3%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $4.2 million. ASC 605 adjusted earnings before income taxes were favorably impacted by operating efficiencies obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, contribution from our recent acquisitions, and costs to implement the new revenue recognition standard in prior year; partially offset by higher interest expense and incentive compensation, and decline in ANA segment revenues.
Adjusted Provision for Income Taxes. The ASC 605 adjusted effective tax rate for the nine months ended March 31, 2019 was 25.2% impacted by a lower federal statutory tax rate as compared to 29.3% for the nine months ended March 31, 2018.
Adjusted Net Earnings Attributable to CDK. ASC 605 adjusted net earnings attributable to CDK for the nine months ended March 31, 2019 increased $27.1 million as compared to the nine months ended March 31, 2018. The increased in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA on an ASC 606 and an ASC 605 basis.

	Three Months Ended					Nine Months Ended
	March 31,			Change		March 31,			Change
	2019		2018	ASC 605		2019		2018	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Net earnings attributable to CDK	$99.8	$96.6	$96.1	$0.5	1%	$279.1	$282.6	$281.4	$1.2	—%
Margin %	16.6%	16.1%	16.7%			16.0%	16.0%	16.5%
Net earnings attributable to noncontrolling interest (1)	1.9	1.9	1.7	0.2		5.8	5.8	5.7	0.1
Provision for income taxes (2)	35.8	34.8	37.2	(2.4)		101.7	103.0	88.0	15.0
Interest expense (3)	35.4	35.4	24.1	11.3		101.9	101.9	70.6	31.3
Depreciation and amortization (4)	26.1	26.1	19.6	6.5		71.4	71.4	58.6	12.8
Impairment of intangible assets (5)	—	—	—	—		14.9	14.9	—	14.9
Total stock-based compensation (6)	8.2	8.2	6.9	1.3		15.0	15.0	27.9	(12.9)
Restructuring expenses (7)	0.6	0.6	2.5	(1.9)		21.6	21.6	16.6	5.0
Other business transformation expenses (7)	6.1	6.1	10.4	(4.3)		15.0	15.0	39.9	(24.9)
Acquisition and integration-related costs (8)	2.3	2.3	9.5	(7.2)		6.4	6.4	13.2	(6.8)
Officer transition expense (9)	1.2	1.2	—	1.2		6.4	6.4	0.6	5.8
Legal and other expenses related to regulatory and competition matters (10)	5.1	5.1	2.4	2.7		14.4	14.4	5.4	9.0
Tax matters indemnification loss/(gain)(11)	—	—	—	—		$—	$—	$(0.4)	$0.4
Adjusted EBITDA	$222.5	$218.3	$210.4	$7.9	4%	$653.6	$658.4	$607.5	$50.9	8%
Adjusted margin %	37.0%	36.3%	36.5%			37.4%	37.3%	35.7%
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
(7) Restructuring expense recognized in connection with our business transformation plan. Other business transformation expenses incurred in connection with our business transformation plan and included within cost of revenues and selling, general and administrative expenses. Other business transformation expenses excluded $0.1 million of accelerated depreciation expense for the nine months ended March 31, 2018.
(8) Transaction and integration-related expenses include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, reported within selling, general and administrative expenses.
(9) Officer transition expense includes severance expense in connection with officer departures included within selling, general and administrative expenses.
(10) Legal and other expenses related to regulatory and competition matters included within selling, general and administrative expenses.
(11) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Adjusted EBITDA. ASC 605 adjusted EBITDA for the three months ended March 31, 2019 increased $7.9 million as compared to the three months ended March 31, 2018. ASC 605 adjusted margin decreased from 36.5% to 36.3%. Adjusted EBITDA was favorably impacted by contribution from recent acquisitions, costs to implement the new revenue recognition standard in prior year, and operating efficiencies obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix; partially offset by decline in ANA segment revenues and higher incentive compensation.
Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
Adjusted EBITDA. ASC 605 adjusted EBITDA for the nine months ended March 31, 2019 increased $50.9 million as compared the nine months ended March 31, 2018. ASC 605 adjusted margin increased from 35.7% to 37.3%. Adjusted EBITDA was favorably impacted by operating efficiencies obtained from ongoing initiatives under our business transformation plan, primarily related to lower-headcount and geographic mix, contribution from our recent acquisitions, and costs to implement the new revenue recognition standard in prior year; partially offset by decline in ANA segment revenues and higher incentive compensation.
Analysis of Reportable Segments
The following is a discussion of the results of our operations by reportable segment for the three and nine months ended March 31, 2019 and 2018. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
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

	Three Months Ended					Nine Months Ended
	March 31,			Change		March 31,			Change
	2019		2018	ASC 605		2019		2018	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Revenues	$450.6	$452.4	$409.3	$43.1	11%	$1,308.6	$1,310.6	$1,209.0	$101.6	8%
Impact of exchange rates	1.3	1.3	—	1.3		3.4	3.5	—	3.5
Constant currency revenues	$451.9	$453.7	$409.3	$44.4	11%	$1,312	$1,314.1	$1,209.0	$105.1	9%

Earnings before income taxes	$181.0	$181.1	$170.5	$10.6	6%	$519.1	$511.1	$489.0	$22.1	5%
Margin %	40.2%	40.0%	41.7%			39.7%	39.0%	40.4%
Transaction and integration-related costs	2.1	2.1	9.5	(7.4)		4.5	4.5	13.2	(8.7)
Amortization of acquired intangible assets	4.7	4.7	2.3	2.4		12.3	12.3	6.9	5.4
Impairment of intangible assets	—	—	—	—		14.9	14.9	—	14.9
Legal and regulatory expenses related to competition matters	5.1	5.1	2.4	2.7		14.4	14.4	5.4	9.0
Adjusted earnings before income taxes	$192.9	$193.0	$184.7	$8.3	4%	$565.2	$557.2	$514.5	$42.7	8%
Adjusted Margin %	42.8%	42.7%	45.1%			43.2%	42.5%	42.6%
Impact of exchange rates	0.8	0.8	—	0.8		2.2	2.0	—	2.0
Constant currency adjusted earnings before income taxes	$193.7	$193.8	$184.7	$9.1	5%	$567.4	$559.2	$514.5	$44.7	9%
The table below presents revenue disaggregation for the RSNA segment for ASC 606 and ASC 605 for the three and nine months ended March 31, 2019 and ASC 605 for the three and nine months ended March 31, 2018. In connection with the adoption of ASC 606, we revised the presentation of certain sources of revenue as on-site license and installation and other. Prior period data has not been restated to reflect this new presentation.

	Three Months Ended					Nine Months Ended
	March 31,			Change		March 31,			Change
	2019		2018	ASC 605		2019		2018	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Subscription	$353.1	$355.0	$326.0	$29.0	9%	$1,049.9	$1,049.6	$979.0	$70.6	7%
On-site license and installation	1.9	—	—	—	—	6.1	—	—	—	—%
Transaction	39.2	39.3	39.0	0.3	1%	118.5	118.9	121.8	(2.9)	(2)%
Other	56.4	58.1	44.3	13.8	31%	134.1	142.1	108.2	33.9	31%
Revenues	$450.6	$452.4	$409.3	$43.1	11%	$1,308.6	$1,310.6	$1,209.0	$101.6	8%
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. RSNA ASC 606 revenues were $1.8 million less than ASC 605 revenues for the three months ended March 31, 2019 due to the change in timing of recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
RSNA ASC 605 revenues increased by $43.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and includes an unfavorable currency impact of $1.3 million.
Subscription revenues grew primarily due to the ELEAD acquisition, an increase in average revenue per DMS customer site primarily due to pricing, and a net increase in DMS customer site count which increased from 14,530 sites as of

March 31, 2018 to 14,649 sites as of March 31, 2019; partially offset by decline in our website business. Other revenue increased due to the Progressus and ELEAD acquisitions partially offset by lower consulting and hardware revenues.
Earnings before Income Taxes. RSNA ASC 606 earnings before income taxes were $0.1 million lower than ASC 605 earnings before income taxes for the three months ended March 31, 2019 primarily due to timing of revenues discussed above and additional costs to fulfill that are now deferred.
RSNA ASC 605 earnings before income taxes increased by $10.6 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and includes an unfavorable currency impact of $0.8 million. Margin decreased from 41.7% to 40.0%
RSNA ASC 605 earnings before income taxes for the three months ended March 31, 2019 were favorably impacted by operating efficiencies driven by our business transformation plan, contribution from our recent acquisitions and other subscription revenue growth noted above, and lower transaction and integration-related expenses. Partially offsetting these items were higher legal and other expenses related to regulatory and competition matters, incentive compensation, and amortization of acquired intangible assets.
Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
Revenues. RSNA ASC 606 revenues were $2.0 million less than ASC 605 revenues for the nine months ended March 31, 2019 related to the change in timing of recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
RSNA ASC 605 revenues increased by $101.6 million for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 and includes an unfavorable currency impact of $3.5 million.
Subscription revenues grew due to the ELEAD acquisition, an increase in average revenue per DMS customer site primarily due to pricing, and a net increase in DMS customer site count which increased from 14,530 sites as of March 31, 2018 to 14,649 sites as of March 31, 2019; partially offset by a decline in our website business. Other revenue increased due to the Progressus and ELEAD acquisitions partially offset by lower consulting and hardware revenues. Transaction revenues decreased due to decline in revenues generated from processing credit reports and automotive equity mining.
Earnings before Income Taxes. RSNA ASC 606 earnings before income taxes were $8.0 million higher ASC 605 earnings before income taxes for the nine months ended March 31, 2019 primarily due to timing of revenues discussed above and additional costs to fulfill that are now deferred.
RSNA ASC 605 earnings before income taxes increased by $22.1 million for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 and includes an unfavorable currency impact of $2.0 million. Margin decreased from 40.4% to 39.0%.
RSNA ASC 605 earnings before income taxes for the nine months ended March 31, 2019 were favorably impacted by operating efficiencies driven by our business transformation plan, contribution from our recent acquisitions and other subscription revenue growth noted above, lower transition and integration related expenses, and a net benefit to true-up the contingent consideration liabilities related to prior acquisitions. The favorable effects of these items were partially offset by a $14.9 million impairment charge related to the write-off of certain intangible assets, higher legal and other expenses related to regulatory and competition matters, incentive compensation and amortization of acquired intangibles, and a $1.9 million benefit from recovery of a non-operating receivable in prior year.

Advertising North America Segment
The table below presents the reconciliation of earnings before income taxes to adjusted earnings before income taxes for the ANA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended					Nine Months Ended
	March 31,			Change		March 31,			Change
	2019		2018	ASC 605		2019		2018	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Revenues	$60.4	$60.6	$74.2	$(13.6)	(18)%	$196.7	$197.4	$230.8	$(33.4)	(14)%

Earnings before income taxes	$3.9	$4.1	$9.5	$(5.4)	(57)%	$18.9	$19.6	$29.5	$(9.9)	(34)%
Margin %	6.5%	6.8%	12.8%			9.6%	9.9%	12.8%
Amortization of acquired intangible assets	0.5	0.5	0.8	(0.3)		1.6	1.6	2.3	(0.7)
Adjusted earnings before income taxes	$4.4	$4.6	$10.3	$(5.7)	(55)%	$20.5	$21.2	$31.8	$(10.6)	(33)%
Adjusted Margin %	7.3%	7.6%	13.9%			10.4%	10.7%	13.8%
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. ANA ASC 606 revenues were $0.2 million lower than ASC 605 revenues for the three months ended March 31, 2019 due to the change in timing of revenue recognition.
ANA ASC 605 revenues decreased by $13.6 million to $60.6 million for the three months ended March 31, 2019 as compared to $74.2 million for the three months ended March 31, 2018. The decrease was mainly due to a reduction in OEM funded advertising placements and dealer spend.
Earnings before Income Taxes. ANA ASC 606 earnings before income taxes were $0.2 million lower than ASC 605 earnings before income taxes for the three months ended March 31, 2019 due to the timing of revenue recognition.
ANA ASC 605 earnings before income taxes decreased by $5.4 million to $4.1 million for the three months ended March 31, 2019 as compared to $9.5 million for the three months ended March 31, 2018 primarily due to the reduction in revenues discussed above and lower volume-based benefits. Margin decreased from 12.8% to 6.8%.
Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
Revenues. ANA ASC 606 revenues were $0.7 million lower than ASC 605 revenues for the nine months ended March 31, 2019 due to the change in timing of revenue recognition.
ANA ASC 605 revenues decreased by $33.4 million to 197.4 million for the nine months ended March 31, 2019 as compared to $230.8 million for the nine months ended March 31, 2018. The overall decrease was due to a reduction in OEM funded advertising placements, local marketing association internet advertising placements, and dealer spend.
Earnings before Income Taxes. ANA ASC 606 earnings before income taxes were $0.7 million lower than ASC 605 earnings before income taxes for the nine months ended March 31, 2019 due to the timing of revenue recognition.
ANA ASC 605 earnings before income taxes decreased by $9.9 million to 19.6 million for the nine months ended March 31, 2019 as compared to $29.5 million for the nine months ended March 31, 2018 primarily due to the reduction in revenues discussed above and lower volume-based benefits partially offset by operating efficiencies obtained from our ongoing business transformation plan. ASC 605 margin decreased from 12.8% to 9.9%.

CDK International Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKI segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended					Nine Months Ended
	March 31,			Change		March 31,			Change
	2019		2018	ASC 605		2019		2018	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Revenues	$91.1	$87.7	$93.1	$(5.4)	(6)%	$241.7	$259.1	$264.2	$(5.1)	(2)%
Impact of exchange rates	6.4	6.4	—	6.4		9.7	10.3	—	10.3
Constant currency revenues	$97.5	$94.1	$93.1	$1.0	1%	$251.4	$269.4	$264.2	$5.2	2%

Earnings before income taxes	$27.8	$23.3	$26.3	$(3.0)	(11)%	$56.1	$68.2	$70.3	$(2.1)	(3)%
Margin %	30.5%	26.6%	28.2%			23.2%	26.3%	26.6%
Amortization of acquired intangible assets	0.2	0.2	0.9	(0.7)		0.5	0.5	2.6	(2.1)
Adjusted earnings before income taxes	28.0	23.5	27.2	(3.7)	(14)%	56.6	68.7	72.9	(4.2)	(6)%
Adjusted Margin %	30.7%	26.8%	29.2%			23.4%	26.5%	27.6%
Impact of exchange rates	1.8	1.6	—	1.6		2.4	2.7	—	2.7
Constant currency adjusted earnings before income taxes	$29.8	$25.1	$27.2	$(2.1)	(8)%	$59.0	$71.4	$72.9	$(1.5)	(2)%
The table below presents revenue disaggregation for the CDKI segment for ASC 606 and ASC 605 for the three and nine months ended March 31, 2019 and ASC 605 for the three and nine months ended March 31, 2018. In connection with the adoption of ASC 606, we revised the presentation of certain sources of revenue as on-site license and installation and other. Prior period data has not been restated to reflect this new presentation.

	Three Months Ended					Nine Months Ended
	March 31,			Change		March 31,			Change
	2019		2018	ASC 605		2019		2018	ASC 605
	ASC 606	ASC 605		$	%	ASC 606	ASC 605		$	%
Subscription	$64.3	$87.7	$93.1	$(5.4)	(6)%	$192.1	$259.1	$264.2	$(5.1)	(2)%
On-site license and installation	21.7	—	—	—	—	37.2	—	—	—	—%
Other	5.1	—	—	—	—%	12.4	—	—	—	—%
Revenues	$91.1	$87.7	$93.1	$(5.4)	(6)%	$241.7	$259.1	$264.2	$(5.1)	(2)%
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. CDKI ASC 606 revenues were $3.4 million more than ASC 605 revenues for the three months ended March 31, 2019 primarily related to changes in the timing of revenue recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
CDKI ASC 605 revenues decreased by $5.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. CDKI ASC 605 revenues were impacted by the strength of the Euro, British pound, and South African rand against the U.S. dollar, which contributed to a decrease of $6.4 million, or 7 percentage points.

CDKI experienced growth in ASC 605 revenues on a constant currency basis primarily due to increased average revenue per customer site despite a decrease in DMS customer site count from 13,537 sites as of March 31, 2018 to 12,988 sites as of March 31, 2019, partially offset by timing of certain other revenues.
Earnings before Income Taxes. ASC 606 earnings before income taxes were $4.5 million more than ASC 605 due to timing of revenues discussed above including the related change in deferred cost to fulfill and obtain contracts.
CDKI ASC 605 earnings before income taxes decreased by $3.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and margin decreased from 28.2% to 26.6%. CDKI ASC 605 earnings before income taxes were impacted by the strength of the Euro, British pound, and South African rand against the U.S. dollar which contributed to a decrease of $1.6 million.
CDKI ASC 605 earnings before income taxes on a constant currency basis decreased primarily due to investments related to strategic growth initiatives, partially offset by increase in revenues noted above, and lower amortization of acquired intangible assets.
Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
Revenues. CDKI ASC 606 revenues were $17.4 million less than ASC 605 revenues for the nine months ended March 31, 2019 primarily related to changes in the timing of revenue recognition under ASC 606 where on-site license and installation revenues are being recorded up-front upon installation instead of ratably over time.
CDKI ASC 605 revenues decreased by $5.1 million for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. CDKI ASC 605 revenues were impacted by the strength of the Euro, British pound, and South African rand against the U.S. dollar, which contributed to a decrease of $10.3 million, or 4% percentage points.
CDKI's growth in ASC 605 revenues on a constant currency basis was primarily due to increased average revenue per customer site despite a decrease in DMS customer site count from 13,537 sites as of March 31, 2018 to 12,988 sites as of March 31, 2019, partially offset by acceleration of deferred revenue due to an early contract termination during the nine months ended March 31, 2018 and timing of certain other revenues.
Earnings before Income Taxes. ASC 606 earnings before income taxes were $12.1 million less than ASC 605 due to timing of revenues discussed above including the related change in deferred cost to fulfill and obtain contracts.
CDKI ASC 605 earnings before income taxes decreased $2.1 million for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 and margin decreased from 26.6% to 26.3%. The impact of foreign exchanges rates on earnings before income taxes, due to the strength of the Euro, British pound, and South African rand against U.S. dollar, was a decrease of $2.7 million.
CDKI ASC 605 earnings before income taxes on a constant currency basis decreased primarily due to investments related to strategic growth initiatives, partially offset by increase in revenues noted above and lower amortization of acquired intangible assets.

Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. There was no impact of adopting ASC 606 on the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2019	2018	$	%	2019	2018	$	%
Loss before income taxes	$(75.2)	$(71.3)	$(3.9)	5%	$(207.5)	$(213.7)	$6.2	(3)%
Restructuring expenses	0.6	2.5	(1.9)		21.6	16.6	5.0
Other business transformation expenses	6.1	10.5	(4.4)		15.0	40.1	(25.1)
Total stock-based compensation	8.2	6.9	1.3		15.0	27.9	(12.9)
Transaction and integration-related costs	0.2	—	0.2		1.9	—	1.9
Officer transition expense	1.2	—	1.2		6.4	0.6	5.8
Tax matters indemnification loss/(gain)	—	—	—		—	(0.4)	0.4
Adjusted loss before income taxes	$(58.9)	$(51.4)	$(7.5)	15%	$(147.6)	$(128.9)	$(18.7)	15%
Impact of exchange rates	(0.5)	—	(0.5)		(0.5)	—	(0.5)
Constant currency loss before income taxes	$(59.4)	$(51.4)	$(8.0)	16%	$(148.1)	$(128.9)	$(19.2)	15%
The primary components of the Other loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, costs attributable to the business transformation plan, and certain unallocated expenses.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Loss before Income Taxes. The Other loss before income taxes increased by $3.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The Other loss before income taxes was unfavorably impacted by increased interest expense largely due to borrowings under our 2026 notes in June 2018, higher expense related to officer transitions and a $3.3 million impairment charge for certain long-lived assets associated with exiting certain facilities, partially offset by lower other business transformation expenses, and costs to implement new revenue recognition standard in prior year.
Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
Loss before Income Taxes. The Other loss before income taxes decreased by $6.2 million for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. The Other loss before income taxes was unfavorably impacted by by increased interest expense largely due to borrowings under our 2026 notes in June 2018, higher expenses related to officer transitions and restructuring expenses, and a $3.3 million impairment charge for certain long-lived assets associated with exiting certain facilities. These increases were partially offset by lower other business transformation and stock-based compensation expenses, and costs to implement the new revenue recognition standard in prior year.
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
As of March 31, 2019, cash and cash equivalents were $306.8 million, total CDK stockholders' deficit was $490.5 million, and total debt was $2,917.8 million, which is net of unamortized financing costs of $22.4 million. Working capital at March 31, 2019 was $412.4 million, as compared to $864.1 million as of June 30, 2018. Working capital as presented herein excludes current maturities of long-term debt and capital lease obligation.

Our borrowings consist of two term loan facilities with an aggregate initial principal of $600.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, and 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, of which $490.0 million was drawn as of March 31, 2019.
Of the $306.8 million of cash and cash equivalents held as of March 31, 2019, $273.5 million was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding taxes. Foreign earnings after December 31, 2017 are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations. In determining whether the undistributed earnings of our foreign subsidiaries are indefinitely reinvested, we consider the following: (i) cash flow forecasts and cash requirements of our U.S. business and our foreign subsidiaries, both for the short and long term; (ii) costs associated with permanent reinvestment plans, including cost of capital and tax consequences; and (iii) local country legal restrictions.
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
Dividends to Common Stockholders
The Board of Directors most recently declared a quarterly cash dividend of $0.15 per share payable on March 29, 2019 to shareholders of record at the close of business on March 1, 2019. We paid dividends of $56.6 million during the nine months ended March 31, 2019 and $60.4 million during the nine months ended March 31, 2018, respectively.

Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the nine months ended March 31, 2019 and 2018, are summarized as follows:

	Nine Months Ended
	March 31,
	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$339.2	$346.8	$(7.6)
Investing activities	(587.1)	(76.2)	(510.9)
Financing activities	(244.9)	(546.4)	301.5
Effect of exchange rate changes on cash and cash equivalents	(7.3)	15.4	(22.7)
Net change in cash and cash equivalents	$(500.1)	$(260.4)	$(239.7)
Net cash flows provided by operating activities were $339.2 million for the nine months ended March 31, 2019 as compared to $346.8 million for the nine months ended March 31, 2018. This $7.6 million decrease was due to an increase of $57.5 million in net working capital components, which was primarily due to timing of cash payments made to our vendors, timing of cash payments made to tax authorities and cash received from our customers in the normal course of business, partially offset by higher net earnings adjusted for non-cash charges.
Net cash flows used in investing activities were $587.1 million for the nine months ended March 31, 2019 as compared to net cash flows used in investing activities of $76.2 million for the nine months ended March 31, 2018. This $510.9 million increase in cash used in investing activities was largely due to the ELEAD acquisition in September 2018.
Net cash flows used in financing activities were $244.9 million for the nine months ended March 31, 2019 as compared to $546.4 million for the nine months ended March 31, 2018. This $301.5 million decrease in cash used in financing activities was mainly due to increased borrowings, net of repayments, under our debt facilities primarily to fund the ELEAD acquisition.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of March 31, 2019, $490.0 million of our revolving credit facility was drawn and the interest rate per annum was 4.125%. The interest rate per annum on the three year term loan facility and five year term loan facility as of March 31, 2019 was 4.00% and 4.125%, respectively. A hypothetical increase in this interest rate of 45 basis points would have resulted in an immaterial impact on earnings before income taxes for the nine months ended March 31, 2019.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of March 31, 2019, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $10.1 million for the nine months ended March 31, 2019.
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
During the second and third quarters of fiscal 2019, there were no events or changes in circumstances that would indicate a potential decline in the ANA reporting unit's fair value. Therefore, the Company did not evaluate ANA's goodwill for impairment at December 31, 2018 and March 31, 2019. The Company will continue to monitor ANA's operating results and cash flow projections for indicators of impairment.
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
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
The adoption of ASU 2014-09, "Revenue from Contracts with Customers," and the related ASUs ("ASC 606"), required the implementation of a new financial system and new accounting processes, which changed the Company's internal controls over revenue recognition, capture of cost to obtain and fulfill contracts, and financial reporting. In the first quarter of fiscal 2019, the Company implemented new and modified existing internal controls for the adoption of ASC 606. There were no additional changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1.  Legal Proceedings
For a description of our legal proceedings, see Note 13, Commitments and Contingencies, included in Part 1, Item 1, of the Notes to condensed consolidated financial statements, included in this Quarterly Report of From 10-Q.
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
During the nine months ended March 31, 2019, we generated 17% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.
We are subject to new regulations that restrict the manner and extent to which we can control access to our DMS and other software applications and limit what, if anything, we may charge for integration with those applications.

Revenue from the Partner Program in our RSNA segment is dependent on the business model of charging third party retail solution providers for integration to our DMS through program of robust and secure interfaces. Our ability to control the manner in which we provide this robust and secure access to information in our systems, and our pricing model for this service, has been, and will likely continue to be, challenged, dictated and constrained in certain jurisdictions. For example, in April 2019, Arizona passed legislation that would require us to provide access to our software, in order to copy, extract and modify any and all data within our systems, at cost and without markup, to any third party designated by a dealer licensee of our software. The Arizona legislation purports to impose such requirements regardless of whether the dealer licensee has rights or title to the data on our systems or the right under its software license to authorize non-licensee third parties access to our systems. Similar legislation has been proposed in Montana, North Carolina and Oregon, among other states. We believe that compliance with such legislation will impair our ability to provide our customers with robust and secure technology solutions and will increase our risk of data security and privacy breaches, system and data integrity problems, and associated adverse competitive, financial, operational, and reputational impacts.  We cannot predict whether other U.S. states will consider or pass similar legislation. We may incur significant legal and regulatory expenses in connection with assessing the applicability of this legislation to our products and offerings and while we seek legal, regulatory, or policy solutions to address concerns with respect to the validity of the legislation or our ability to comply with it. Ultimately, our failure to comply, or to provide solutions that allow our customers to comply, or any new investments of additional time and resources necessary to comply, or to provide solutions that allow our customers to comply, with this legislation will increase our operating costs and reduce our revenue, and could have a material adverse effect on our business, results of operations, and financial condition.
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
Some of our products, such as our advertising and website solutions, are primarily sold to or through OEMs and depend on us maintaining strong relationships with those OEMs. Our advertising and website solutions are primarily marketed and delivered through programs sponsored or endorsed by OEMs, the most significant of which is General Motors. We generated approximately 6% of our consolidated revenues from a combination of General Motors and General Motors automotive retailers during the nine months ended March 31, 2019, and as of March 31, 2019, General Motors accounted for 13% of our accounts receivable. OEM switching costs for advertising and website solutions are generally low and our agreements with such customers generally may be terminated by each OEM on short notice, with or without cause, do not automatically renew upon expiration and have no minimum volume or payment requirements. In addition, certain exclusive OEM agreements, including some of our agreements with General Motors, will be renewed as multi-vendor agreements. Finally, advertising budget allocations by our customers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can have a material negative impact on consumer shopping activity and the demand for advertising that may cause our advertisers to reduce their advertising budget allocations. The termination, or renewal on less beneficial terms, of one or more of these relationships, changes in our customers’ advertising budget allocations or marketing strategies, or a change in the economy could result in a decline in the level of advertising and website services that they purchase from us, which in turn could have a material adverse effect on our business, results of operations, and financial condition.
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

In addition, we are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits from regulatory authorities, particularly in the area of competition. On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of specifications calling for the production of documents relating to any agreements between the Company and Reynolds and Reynolds. Parallel document requests have been received from certain states' Attorneys General. Since 2017, the Company has engaged in continuing communication with and received subsequent requests from the FTC related to its investigation. The Company is responding to the requests and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between the Company and Reynolds and Reynolds or otherwise. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving, these investigations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
January 1 - 31, 2019	10,705	$48.13	—	$704,348,981
February 1 - 28, 2019 (3)	1,479,064	$49.23	1,479,064	$631,542,002
March 1 - 31, 2019	854,542	$57.84	854,388	$582,125,510
Total	2,344,311		2,333,452
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
(3) In November 2018, the Company entered into an accelerated share repurchase agreement ("November 2018 ASR") to purchase $260.0 million of the Company's common stock and received an initial delivery of approximately 4.1 million share of our common stock. In February 2019, the Company received an additional 1.1 million shares of common stock in final settlement of the November 2018 ASR, for a total of 5.2 million shares.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification by Brian Krzanich pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Joseph A. Tautges pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian Krzanich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Joseph A. Tautges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	April 30, 2019	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	April 30, 2019	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)