Form 10-Q
period 2019-09-30
CDK Global, Inc.
filed 2019-11-06
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-36486

CDK Global, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-5743146
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1950 Hassell Road,	Hoffman Estates,	IL	60169
Address of Principal Executive Offices			Zip Code
(847) 397-1700
Registrant’s Telephone Number, Including Area Code

__________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	CDK	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2019 was 121,398,182.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Revenues	$494.6	$446.3

Expenses:
Cost of revenues	247.3	203.3
Selling, general and administrative expenses	107.9	91.1
Restructuring expenses	—	15.8
Total expenses	355.2	310.2
Operating earnings	139.4	136.1

Interest expense	(37.7)	(32.2)
Other income, net	2.3	2.6

Earnings before income taxes	104.0	106.5

Provision for income taxes	(25.6)	(30.0)

Net earnings from continuing operations	78.4	76.5
Net earnings from discontinued operations	5.7	15.8
Net earnings	84.1	92.3
Less: net earnings attributable to noncontrolling interest	2.1	2.0
Net earnings attributable to CDK	$82.0	$90.3

Net earnings attributable to CDK per share - basic:
Continuing operations	$0.63	$0.58
Discontinued operations	0.05	0.12
Total net earnings attributable to CDK per share - basic	$0.68	$0.70

Net earnings attributable to CDK per share - diluted:
Continuing operations	$0.62	$0.57
Discontinued operations	0.05	0.12
Total net earnings attributable to CDK per share - diluted	$0.67	$0.69

Weighted-average common shares outstanding:
Basic	121.4	129.6
Diluted	122.0	130.4

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net earnings	$84.1	$92.3
Other comprehensive loss:
Currency translation adjustments	(19.9)	(6.0)
Other comprehensive loss	(19.9)	(6.0)
Comprehensive income	64.2	86.3
Less: comprehensive income attributable to noncontrolling interest	2.1	2.0
Comprehensive income attributable to CDK	$62.1	$84.3

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except par values)
(Unaudited)

	September 30,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$313.1	$311.4
Accounts receivable, net of allowances of $11.4 and $9.5, respectively	410.4	412.3
Current assets held for sale	103.8	98.6
Other current assets	175.5	164.8
Total current assets	1,002.8	987.1
Property, plant and equipment, net of accumulated depreciation of $254.5 and $250.8, respectively	131.4	144.8
Other assets	352.6	284.9
Goodwill	1,344.1	1,356.3
Intangible assets, net	228.0	225.9
Total assets	$3,058.9	$2,999.0

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$271.3	$270.8
Accounts payable	45.9	57.4
Accrued expenses and other current liabilities	246.3	203.8
Litigation liability	65.0	90.0
Accrued payroll and payroll-related expenses	59.1	89.2
Current liabilities held for sale	7.1	1.9
Short-term deferred revenues	111.2	124.8
Total current liabilities	805.9	837.9
Long-term debt and finance lease liabilities	2,655.2	2,659.4
Long-term deferred revenues	74.2	68.4
Deferred income taxes	82.3	80.5
Other liabilities	112.9	67.3
Total liabilities	3,730.5	3,713.5

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 121.4 and 121.1 shares outstanding, respectively	1.6	1.6
Additional paid-in-capital	677.7	688.5
Retained earnings	975.3	911.6
Treasury stock, at cost: 38.9 and 39.2 shares, respectively	(2,312.4)	(2,324.6)
Accumulated other comprehensive income (loss)	(26.6)	(6.7)
Total CDK stockholders' deficit	(684.4)	(729.6)
Noncontrolling interest	12.8	15.1
Total stockholders' deficit	(671.6)	(714.5)
Total liabilities and stockholders' deficit	$3,058.9	$2,999.0

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net earnings	$84.1	$92.3
Less: net earnings from discontinued operations	5.7	15.8
Net earnings from continuing operations	78.4	76.5
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	23.5	17.8
Deferred income taxes	—	7.8
Stock-based compensation expense	2.9	3.0
Other	6.4	1.4
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Change in accounts receivable	(8.1)	11.7
Change in other assets	(4.5)	14.3
Change in accounts payable	(5.5)	(3.6)
Change in accrued expenses and other liabilities	(28.7)	(5.3)
Net cash flows provided by operating activities, continuing operations	64.4	123.6
Net cash flows provided by operating activities, discontinued operations	7.8	16.4
Net cash flows provided by operating activities	72.2	140.0

Cash Flows from Investing Activities:
Capital expenditures	(3.1)	(8.8)
Capitalized software	(10.3)	(7.7)
Acquisitions of businesses, net of cash acquired	—	(513.2)
Investment in certificates of deposit	(12.0)	—
Investment in joint venture	—	(10.0)
Net cash flows used in investing activities, continuing operations	(25.4)	(539.7)
Net cash flows used in investing activities, discontinued operations	(2.5)	(2.4)
Net cash flows used in investing activities	(27.9)	(542.1)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	860.0
Repayments of long-term debt and lease liabilities	(5.2)	(792.3)
Dividends paid to stockholders	(18.2)	(19.3)
Repurchases of common stock	—	(114.1)
Proceeds from exercises of stock options	2.7	1.0
Withholding tax payments for stock-based compensation awards	(5.2)	(14.9)
Dividend payments to noncontrolling owners	(4.4)	(4.4)
Payments of deferred financing costs	—	(4.4)
Acquisition-related payments	(3.6)	(1.1)
Net cash flows used in financing activities, continuing operations	(33.9)	(89.5)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7.4)	(3.5)

Net change in cash, cash equivalents, and restricted cash	3.0	(495.1)
Cash, cash equivalents, and restricted cash, beginning of period	321.1	817.1
Cash, cash equivalents, and restricted cash end of period	$324.1	$322.0

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$313.1	$312.8
Restricted cash in funds held for clients included in other current assets	11.0	9.2
Total cash, cash equivalents, and restricted cash	$324.1	$322.0

CDK Global, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Supplemental Disclosures:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$11.9	$10.1
Interest	15.4	6.8

Non-cash investing and financing activities:
Capitalized property and equipment obtained under lease	12.0	—
Lease liabilities incurred	1.0	0.2
Intangible assets purchased, not paid	1.5	—

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions)
(Unaudited)

Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2019	160.3	$1.6	$688.5	$911.6	$(2,324.6)	$(6.7)	$(729.6)	$15.1	$(714.5)
Net earnings	—	—	—	82.0	—	—	82.0	2.1	84.1
Foreign currency translation adjustments	—	—	—	—	—	(19.9)	(19.9)	—	(19.9)
Stock-based compensation expense and related dividend equivalents	—	—	3.9	(0.1)	—	—	3.8	—	3.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(14.7)	—	12.2	—	(2.5)	—	(2.5)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.2)	—	—	(18.2)	—	(18.2)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(4.4)	(4.4)
Balance as of September 30, 2019	160.3	$1.6	$677.7	$975.3	$(2,312.4)	$(26.6)	$(684.4)	$12.8	$(671.6)

Three Months Ended September 30, 2018

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2018	160.3	$1.6	$679.8	$753.0	$(1,810.7)	$11.5	$(364.8)	$17.5	$(347.3)
Net earnings	—	—	—	90.3	—	—	90.3	2.0	92.3
Foreign currency translation adjustments	—	—	—	—	—	(6.0)	(6.0)	—	(6.0)
Stock-based compensation expense and related dividend equivalents	—	—	3.9	(0.1)	—	—	3.8	—	3.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(29.1)	—	15.2	—	(13.9)	—	(13.9)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(19.3)	—	—	(19.3)	—	(19.3)
Repurchases of common stock	—	—		—	(114.1)	—	(114.1)	—	(114.1)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(4.4)	(4.4)
Cumulative impact of adopting ASC 606	—	—	—	109.7	—	(0.4)	109.3	—	109.3
Balance as of September 30, 2018	160.3	$1.6	$654.6	$933.6	$(1,909.6)	$5.1	$(314.7)	$15.1	$(299.6)
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
The Company is organized into two main operating groups, CDK North America ("CDKNA") and CDK International ("CDKI"), which are also the two reportable segments. In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. For additional information refer to Note 14, Financial Data by Segment.
The Company has committed to a plan to divest its Digital Marketing Business. The Digital Marketing Business is presented as discontinued operations. For additional information refer to Note 4, Discontinued Operations.
B. Basis of Preparation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenues, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.
The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Certain prior year amounts have been reclassified to conform to the current year presentation. See the discussion in Note 4, Discontinued Operations for the impact of presenting the Digital Marketing Business as held for sale and discontinued operations.
Effective July 1, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification , "Leases," as amended ("ASC 842"). The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. For additional information, refer to Note 10, Leases for a discussion of the Company's policy related to leases.
Note 2. Summary of Significant Accounting Policies
A. Funds Receivable and Funds Held for Clients and Client Fund Obligations
Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the consolidated balance sheets. Funds receivable was $27.8 million and $32.3 million, and funds held for clients was $11.0 million and $9.7 million as of September 30, 2019 and June 30, 2019, respectively. Client fund obligations were $38.8 million and $42.0 million as of September 30, 2019 and June 30, 2019, respectively.

B. Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed
The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company’s policy also provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with the internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impracticable to separate these costs from normal maintenance activities. The Company amortizes internal use software typically over a three to five year life.
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
Pursuant to these policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $22.1 million and $16.7 million for the three months ended September 30, 2019 and 2018, respectively. These expenses were classified within cost of revenues on the consolidated statements of operations. Additionally, the Company had cash flows used for qualifying capitalized software development cost of $10.3 million and $7.7 million for the three months ended September 30, 2019 and 2018, respectively.
C. Fair Value of Financial Instruments
The Company determines the fair value of financial instruments in accordance with accounting standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility and term loan facilities (as described in Note 9), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of September 30, 2019 was $2,463.0 million, based on quoted market prices for the same or similar instruments compared to a carrying value of $2,350.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the accounting for implementation cost incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for fiscal years, and interim periods beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. Early adoption is permitted. The Company early adopted this standard on July 1, 2019, using the prospective approach and applied this guidance to all implementation costs incurred after the date of adoption.
In February 2016, the FASB issued ASC 842. Refer to Note 10, Leases, for the required disclosures related to the adoption of this standard.
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
Note 4. Discontinued Operations
In June 2019, the Company committed to a plan to divest the Digital Marketing Business which comprises: (a) all of the assets of ANA; and (b) certain assets of CDKNA related to mobile advertising solutions and website services, in order to focus on its core suite of SaaS software and technology solutions for the markets it serves through the CDKNA and CDKI segments.
The Company's decision to divest the Digital Marketing Business was the result of a comprehensive strategic review of the Company’s business, undertaken during the fiscal quarter ended June 30, 2019. The Company intends to complete its divestiture of the Digital Marketing Business during the current fiscal year. This action resulted in the reclassification of the assets and liabilities comprising the Digital Marketing Business as assets and liabilities held for sale in the accompanying consolidated balance sheets, and a corresponding adjustment to consolidated statements of operations and cash flows to reflect discontinued operations, for all periods presented. The net of assets and liabilities held-for-sale related to discontinued operations are required to be recorded at the lower of carrying value or fair value less costs to sell.
The following table summarizes the comparative financial results of discontinued operations which are presented as Net earnings from discontinued operations on the Consolidated Statements of Operations:

	Three months Ended September 30,
	2019	2018
Revenues	$85.7	$108.2

Expenses:
Cost of revenues	67.0	78.4
Selling, general and administrative expenses	11.1	7.1
Restructuring expenses	—	1.4
Total expenses	78.1	86.9
Earnings before income taxes	7.6	21.3

Provision for income taxes	(1.9)	(5.5)

Net earnings from discontinued operations	$5.7	$15.8

The total assets and liabilities held for sale related to discontinued operations are stated separately in the consolidated balance sheets and comprised the following items:

	September 30, 2019	June 30, 2019
Assets:
Prepaid and other current assets	$1.0	$1.1
Property, plant and equipment, net	2.3	2.3
Goodwill	59.4	59.4
Intangible assets, net	38.1	35.6
Other assets	3.0	0.2
Total current assets held for sale	$103.8	$98.6

Liabilities:
Deferred revenues	$1.6	$0.8
Accrued expenses and other current liabilities	4.7	0.7
Other liabilities	0.8	0.4
Total current liabilities held for sale	$7.1	$1.9

All assets and liabilities held for sale were classified as current in the September 30, 2019 and June 30, 2019 Consolidated Balance Sheets as it was probable that the sale would occur within one year.
Note 5. Revenue
Contract Balances
The Company receives payments from customers based upon contractual billing schedules. Payment terms can vary by contract but the period between invoicing and when payments are due is not significant. The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets, or contract liabilities, on the Company’s consolidated balance sheets. Unbilled receivables are recorded when the right to consideration becomes unconditional based only on the passage of time. Contract assets include amounts related to the Company's contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance. Contract assets and contract liabilities are recognized at the contract level.
The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2019	June 30, 2019
Accounts receivable (including unbilled receivables)	$410.4	$412.3

Short-term contract assets (included in other current assets)	29.8	29.9
Long-term contract assets (included in other assets)	24.0	20.2
Short-term contract liabilities (included in short-term deferred revenue)	(111.2)	(124.8)
Long-term contract liabilities (included in long-term deferred revenue)	(74.2)	(68.4)
Net contract assets/(liabilities)	$(131.6)	$(143.1)

During the three months ended September 30, 2019, the Company recognized $119.8 million of revenue upon satisfaction of performance obligations and invoiced and reclassified $22.5 million to accounts receivable. These amounts were included in the net contract assets or liabilities balance as of June 30, 2019. The Company had no asset impairment charges related to contract assets in the period presented.

The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company's assessment of whether an estimate of variable consideration is constrained. For the three months ended September 30, 2019, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.
Remaining Performance Obligations
As of September 30, 2019, the Company had $2.9 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize approximately $860.0 million of the remaining performance obligation as revenue during the remainder of fiscal year ending June 30, 2020 ("fiscal 2020"), $810.0 million for the fiscal year ended June 30, 2021, $600.0 million for the fiscal year ended June 30, 2022, and $360.0 million for the fiscal year ended June 30, 2023. The Company expect to recognize the remaining $250.0 million as revenue thereafter. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
Costs to Obtain and Fulfill a Contract
The Company capitalizes certain contract acquisition costs consisting primarily of commissions incurred when contracts are signed. The Company does not capitalize commissions related to contracts with a duration of less than one year; such commissions are expensed within selling, general and administrative expenses when incurred. Costs to fulfill contracts are capitalized when such costs are direct, incremental, and related to transition or installation activities for hosted software solutions. Capitalized costs to fulfill primarily include travel and employee compensation and benefit related costs for the Company's implementation and training teams. Capitalized costs to obtain a contract and most costs to fulfill a contract are amortized over a period of five years which represents the expected period of benefit of these costs. In instances where the contract term is significantly less than five years, costs to fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.
As of September 30, 2019 and June 30, 2019, the Company capitalized contract acquisition and fulfillment costs from continuing operations of $202.3 million and $200.4 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the three months ended September 30, 2019 and 2018, the Company recognized cost amortization of $20.1 million and $19.5 million, respectively, and there were no significant impairment losses.
Note 6. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a three-year business transformation plan intended to increase operating efficiency and improve the Company's cost structure within its global operations. The business transformation plan was completed at the end of the fiscal 2019. Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2019 and June 30, 2019. The following table summarizes the activity for the restructuring accrual for the three months ended September 30, 2019:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2019	$9.4	$0.1	$9.5
Cash payments	(3.1)	—	(3.1)
Non-cash and other adjustments	(0.4)	(0.1)	(0.5)
Foreign exchange	(0.2)	—	(0.2)
Balance as of September 30, 2019	$5.7	$—	$5.7

Note 7. Earnings per Share
The numerator for basic and diluted earnings per share is net earnings attributable to CDK. The denominator for basic and diluted earnings per share is based upon the weighted-average number of shares of the Company's common stock outstanding during the reporting periods. Diluted earnings per share also reflects the dilutive effect of unexercised in-the-money stock options and unvested restricted stock.
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 11. Net earnings allocated to participating securities were not significant for the three months ended September 30, 2019 and 2018.
The following table summarizes the components of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2019	2018
Net earnings from continuing operations attributable to CDK	$76.3	$74.5
Net earnings from discontinued operations	5.7	15.8
Net earnings attributable to CDK	$82.0	$90.3

Weighted-average shares outstanding:
Basic	121.4	129.6
Effect of employee stock options	0.1	0.3
Effect of employee restricted stock	0.5	0.5
Diluted	122.0	130.4

Net earnings attributable to CDK per share - basic:
Continuing operations	$0.63	$0.58
Discontinued operations	0.05	0.12
Total net earnings attributable to CDK per share - basic	$0.68	$0.70

Net earnings attributable to CDK per share - diluted:
Continuing operations	$0.62	$0.57
Discontinued operations	0.05	0.12
Total net earnings attributable to CDK per share - diluted	$0.67	$0.69

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended
	September 30,
	2019	2018
Stock-based awards	0.7	0.2

Note 8. Goodwill and Intangible Assets, Net
Changes in goodwill for the three months ended September 30, 2019 were as follows:

	CDKNA	CDKI	Total
Balance as of June 30, 2019	$1,000.3	$356.0	$1,356.3
Currency translation adjustments	(0.3)	(11.9)	(12.2)
Balance as of September 30, 2019	$1,000.0	$344.1	$1,344.1

The Company performs its annual impairment testing for goodwill balances as of April 1 each year; however, the Company may test for impairment between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may fall below its carrying amount. During the first quarter of fiscal 2020, there were no events or changes in circumstances that indicated a need to reassess impairment before the annual test date.
Components of intangible assets, net from continuing operations were as follows:

	September 30, 2019			June 30, 2019
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$261.9	$(133.1)	$128.8	$250.8	$(126.7)	$124.1
Customer lists	195.3	(101.2)	94.1	196.6	(100.2)	96.4
Trademarks	7.5	(3.2)	4.3	7.5	(3.1)	4.4
Other intangibles	3.2	(2.4)	0.8	3.2	(2.2)	1.0
	$467.9	$(239.9)	$228.0	$458.1	$(232.2)	$225.9

Other intangibles primarily consist of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 7 years (3 years for software and software licenses, 13 years for customer lists, and 6 years for trademarks).
Amortization of intangible assets was $9.4 million and $5.6 million for the three months ended September 30, 2019 and 2018, respectively.
Estimated amortization expenses of the Company's existing intangible assets as of September 30, 2019 were as follows:

Amount
Nine months ending June 30, 2020	$54.6
Twelve months ending June 30, 2021	41.7
Twelve months ending June 30, 2022	27.4
Twelve months ending June 30, 2023	20.2
Twelve months ending June 30, 2024	15.6
Twelve months ending June 30, 2025	12.9
Thereafter	55.6
$228.0

Note 9. Debt
Debt was comprised of the following:

	September 30, 2019	June 30, 2019
Revolving credit facility	$—	$—
Three year term loan facility, due 2021	300.0	300.0
Five year term loan facility, due 2023	285.0	288.8
3.30% senior notes, due 2019	250.0	250.0
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
5.250% senior notes due 2029	500.0	500.0
Finance lease liabilities	18.7	19.9
Unamortized debt financing costs	(27.2)	(28.5)
Total debt and finance lease liabilities	$2,926.5	$2,930.2
Current maturities of long-term debt and finance lease liabilities	271.3	270.8
Total long-term debt and finance lease liabilities	$2,655.2	$2,659.4

Revolving Credit Facility
On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility (the "revolving credit facility") which was undrawn as of September 30, 2019 and June 30, 2019. The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on August 17, 2023, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
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
Term Loan Facilities
On August 17, 2018, the Company entered into a term loan agreement which provided the Company with an aggregate of $600.0 million of term loans comprised of a $300.0 million term loan that will mature on August 17, 2021 (the "three year term loan facility") and a $300.0 million term loan that will mature on August 17, 2023 (the "five year term loan facility"). The aggregate principal amount of the three year term loan facility will be repayable in full on the maturity date. The five year term loan facility is subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount made on the closing date, with any unpaid principal amount to be due and payable on the maturity date. The three year term loan facility and the five year term loan facility are together referred to as the "term loan facilities." The interest rate per annum on the three year term loan facility and the five year term loan facility was 3.55% and 3.68%, respectively, as of September 30, 2019.
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
London Interbank Market (“LIBOR”) Transition
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of the revolving credit facility and the five year term loan. If LIBOR is no longer widely available, the Company will pursue alternative interest rate calculations in its revolving credit facility and five year term loan agreements. However, if no alternative rate can be determined, the LIBOR rate component will no longer be utilized in determining the rates. As of September 30, 2019 and June 30, 2019, the hypothetical impact to the Company’s interest rates without utilizing the LIBOR rate component would not have had a material effect on either rate, thus the Company does not believe the discontinuation of LIBOR will have a material impact on itsfinancial position and results of operations.

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
Senior Notes
On October 14, 2014, the Company completed an offering of 3.30% unsecured senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% unsecured senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes"). The issuance price of the 2019 and 2024 notes was equal to the stated value. Interest is payable semi-annually on April 15 and October 15 of each year, and payment commenced on April 15, 2015. The interest rate payable on each applicable series of 2019 and 2024 notes is subject to adjustment from time to time if the credit ratings assigned to any series of 2019 and 2024 notes by the rating agencies is downgraded (or subsequently upgraded). The 2019 notes matured on October 15, 2019, and the 2024 notes will mature on October 15, 2024. The 2024 notes are redeemable at the Company's option prior to July 15, 2024 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2024 notes to be redeemed, and (ii) the sum of the present value of the remaining scheduled payments (as defined in the agreement), plus accrued and unpaid interest thereon. Subsequent to July 15, 2024, the redemption price for the 2024 notes will equal 100% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest thereon.
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
In November 2016, Moody's and S&P lowered their credit ratings on the senior notes to Ba1 (Stable Outlook) from Baa3 (Negative Outlook) and to BB+ (Stable Outlook) from BBB- (Negative Outlook), respectively. The downgrades triggered interest rate adjustments for the 2019 and 2024 notes. Interest rates for the 2019 and 2024 notes increased to 3.80% from 3.30% and to 5.00% from 4.50%, respectively, effective October 15, 2016. On August 13, 2019, S&P affirmed their rating at BB+ but revised their outlook to Negative from Stable.
Finance Lease Liabilities
The Company has lease agreements for equipment, which are classified as finance lease liabilities. Refer to Note 10, Leases for scheduled maturities and additional information relating to finance lease liabilities.
Unamortized Debt Financing Costs
As of September 30, 2019 and June 30, 2019, gross debt issuance costs related to debt instruments were $41.3 million and $41.3 million, respectively. Accumulated amortization was $14.1 million and $12.8 million as of September 30, 2019 and June 30, 2019, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded within interest expense on the consolidated statements of operations.

The Company's aggregate scheduled maturities of the long-term debt as of September 30, 2019 were as follows:

Amount
Twelve months ending September 30, 2020	$265.0
Twelve months ending September 30, 2021	315.0
Twelve months ending September 30, 2022	15.0
Twelve months ending September 30, 2023	240.0
Twelve months ending September 30, 2024	—
Thereafter	2,100.0
Total debt	2,935.0
Unamortized debt financing costs	(27.2)
Total debt, net of unamortized debt financing costs	$2,907.8

Note 10. Leases
Adoption of ASC 842
On July 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method whereby prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for the prior period. The Company elected the package of practical expedients permitted under the transition guidance for all leases (where the Company is a lessee or a lessor), which allowed the Company to adopt ASC 842 without reassessing whether arrangements contain leases, the lease classification, and the determination of initial direct cost.
Upon adoption on July 1, 2019, the Company recognized right-of-use ("ROU") assets inclusive of finance leases, net of prepaids, incentives and impairments, of $68.2 million, and lease liabilities of $76.8 million in the Company's consolidated balance sheets. At adoption, there was no impact on the Company’s statements of operations, cash flows, and stockholders' deficit.
Significant judgments
The Company has lease arrangements where the Company acts as either a lessee or a lessor. The Company applies significant judgment in order to determine if an arrangement contains a lease, to assess which party retains a material amount of economic benefit from the underlying asset, and to determine which party holds control over the direction and use of the asset. The Company also applies significant judgment to determine whether the Company will exercise renewal options, to identify substantive substitution rights over the asset, to determine the incremental borrowing rate, and to estimate the fair value of the leased asset.
CDK as a Lessee
The Company has obligations under lease arrangements mainly for facilities, equipment, data centers, and vehicles. These leases have original lease periods expiring between 2019 and 2027. The Company classifies leases as finance leases when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that the Company is reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. When none of these criteria are met, the Company classifies leases as operating leases.
Several of the Company's leases include one or more options to renew. The Company does not assume renewal periods in its determination of lease term unless it is reasonably certain that the Company will exercise the renewal option. The Company considers leases with an initial term of 12 months or less as short-term in nature and does not record such leases on the balance sheet. The Company records all other leases on the balance sheet with ROU assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.
The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term. The ROU asset is adjusted for prepaid or deferred rent, lease incentives and impairments. The Company uses the incremental borrowing rate at the lease commencement date to determine the present value of the lease payments as the implicit rate within the leases is generally not readily determinable. The incremental borrowing rate is generally determined using factors such as treasury yields, the Company's credit rating and lease term, and may differ for individual leases.

In addition to fixed lease payments, several lease arrangements contain provisions for variable lease payments relating to utilities and maintenance costs or rental increases not scheduled in the lease. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. The Company has elected to combine lease and non-lease components, such as fixed maintenance costs, as a single lease component in calculating ROU assets and lease liabilities.
For the three months ended September 30, 2019, the Company recorded lease expense of $4.6 million within cost of revenues, $5.1 million within selling, general and administrative expenses, and $0.2 million within interest expense on the consolidated statements of operations. The following table summarizes the components of net lease expense:

Three months ended September 30, 2019
Leases classified as finance:
Amortization of ROU assets	$1.7
Interest on lease liabilities	0.2
Leases classified as operating:
Lease expense	4.7
Sublease income (gross basis)	(0.1)
Unclassified leases:
Short-term lease expense (including lease term of one month or less)	1.2
Variable lease expense	2.2
Total net lease expense	$9.9

For the three months ended September 30, 2018, rent expense related to operating leases under previous accounting guidance was $9.6 million. The following table presents supplemental information related to leases:

Three months ended September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows paid for operating leases	$4.5
Operating cash flows paid for interest portion of finance leases	0.2
Finance cash flows paid for principal portion of finance leases	1.5
ROU assets obtained in exchange for new operating lease liabilities	11.9
ROU assets obtained in exchange for new finance lease liabilities	0.1

As of September 30, 2019, the weighted-average remaining lease term was 6 years for operating leases and 3 years for finance leases; and the weighted-average discount rate was 3.6% for operating leases and 4.6% for finance leases. The following table presents supplemental balance sheet information related to leases as of September 30, 2019:

	Operating Leases	Finance Leases
ROU assets, net (1)	$56.2	$17.7

Lease liabilities, current (2)	8.3	6.3
Lease liabilities, non-current (3)	54.9	12.4
Total lease liabilities	$63.2	$18.7
(1) Included in other assets for operating leases and property, plant and equipment, net for finance leases on the consolidated balance sheets.
(2) Included in accrued expenses and other current liabilities for operating leases and current maturities of long-term debt and finance lease liabilities for finance leases on the consolidated balance sheets.
(3) Included in other liabilities for operating leases and long-term debt and finance lease liabilities for finance leases on the consolidated balance sheets.

The following table presents maturity analysis of lease liabilities as of September 30, 2019:

	Operating Leases	Finance Leases
Nine months ending June 30, 2020	$13.8	$5.4
Twelve months ending June 30, 2021	15.9	6.1
Twelve months ending June 30, 2022	13.8	5.1
Twelve months ending June 30, 2023	9.8	3.5
Twelve months ending June 30, 2024	7.9	0.1
Twelve months ending June 30, 2025	7.2	—
Thereafter	10.4	—
Total undiscounted lease payments	$78.8	$20.2
Less: imputed interest	(7.6)	(1.5)
Less: Lease incentive receivable	(8.0)	—
Total lease liabilities	$63.2	$18.7

The Company did not have any material minimum lease payments for executed leases that have not yet commenced as of September 30, 2019.
Minimum operating lease commitments as of June 30, 2019 and accounted for under previous lease guidance were as follows:

Amount
Twelve months ending June 30, 2020	$16.7
Twelve months ending June 30, 2021	13.9
Twelve months ending June 30, 2022	12.5
Twelve months ending June 30, 2023	8.9
Twelve months ending June 30, 2024	6.9
Thereafter	15.8
$74.7

CDK as a Lessor
The Company’s hardware-as-a-service arrangements, in which the Company provides customer continuous access to CDK owned hardware, such as networking and telephony equipment and laser printers, are accounted for as a sales-type lease under ASC 842, primarily because they do not contain substantive substitution rights. Since the Company elected to not reassess prior conclusions related to arrangements containing leases, the lease classification, and the initial direct costs, only hardware leases that commenced or are modified subsequent to July 1, 2019, are accounted for under ASC 842. Historically, the Company has accounted for these arrangements as a distinct performance obligation under the revenue recognition guidance and recognized revenue over the term of the arrangement. Sales-type lease arrangements follow the Company’s customary contracting practices and, generally, include a fixed monthly fee for the lease and non-lease components for the duration of the contract term. The Company does not typically provide renewal, termination or purchase options to its customers.
The Company recognizes net investment in sales-type leases based on the present value of lease receivable when collectibility is probable. The Company accounts for lease and non-lease components such as maintenance costs, separately. Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers.

The following summarizes components of net lease income reported within the consolidated statements of operations:

Three months ended September 30, 2019
Revenues (1)	$9.9
Cost of revenues	(7.8)
Interest income	—
Total lease income	$2.1
(1) Revenues from leases are included within Other revenue
As of September 30, 2019, the carrying value of the Company’s lease receivable reported in accounts receivable, net and other assets within the consolidated balance sheets was $2.3 million and $6.6 million, respectively. The following table presents maturity analysis of the lease payments the Company expects to receive as of September 30, 2019:

Amount
Nine months ending June 30, 2020	$1.9
Twelve months ending June 30, 2021	2.4
Twelve months ending June 30, 2022	2.2
Twelve months ending June 30, 2023	1.7
Twelve months ending June 30, 2024	1.5
Twelve months ending June 30, 2025	0.3
Thereafter	—
Total undiscounted cash flows to be received	$10.0
Less: imputed interest	1.1
Total lease receivable	$8.9

Note 11. Stock-Based Compensation
The following table represents stock-based compensation expense and the related income tax benefits for the three months ended and three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
Cost of revenues	$0.3	$0.3
Selling, general and administrative expenses	2.6	2.7
Total stock-based compensation expense	$2.9	$3.0

Income tax benefit	$0.5	$0.8

Stock-based compensation expense for the three months ended September 30, 2019, and 2018 consisted of $3.7 million, and $3.5 million of expense related to equity classified awards and $0.8 million, and $0.5 million of income related to liability classified awards, respectively.
As of September 30, 2019, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $6.2 million, $58.3 million, and $0.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.7 years, 2.1 years, and 0.9 years, respectively.

The activity related to the Company's incentive equity awards from June 30, 2019 to September 30, 2019 consisted of the following:
Time-Based Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2019	794	$46.47
Options granted	334	47.13
Options exercised	(68)	39.84
Options canceled	(89)	58.75
Options outstanding as of September 30, 2019	971	$46.03

The Binomial model used to determine the grant date fair value of the time-based stock options granted in the first quarter of fiscal 2020 used an expected volatility based on the average of implied volatility and historical stock price volatility for the Company, the average of which was 25.87%, a risk-free interest rate of 1.68%, an expected dividend yield of 1.27%, and weighted average expected life of 6 years.
Performance -Based Stock Options
There were no grants of performance-based stock options during the three months ended September 30, 2019.
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2019	145	408
Restricted shares/units granted	—	457
Restricted shares/units vested	(120)	(65)
Restricted shares/units forfeited	(2)	(16)
Non-vested restricted units/shares as of September 30, 2019	23	784

Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2019	414
Restricted units granted	359
Restricted units forfeited	(25)
Non-vested restricted units as of September 30, 2019	748

The Monte Carlo simulation model used to determine the grant date fair value of the 359 thousand units of the three-year performance based restricted stock units granted in the first quarter of fiscal 2020 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 24.69% and a risk-free interest rate of 1.67%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.

Note 12. Income Taxes
Valuation Allowance
The Company had valuation allowances of $10.3 million as of September 30, 2019 and June 30, 2019 because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets.
Unrecognized Income Tax Benefits
As of September 30, 2019 and June 30, 2019, the Company had unrecognized income tax benefits of $8.0 million and $7.8 million, respectively, of which $7.2 million and $7.0 million, respectively, would impact the effective tax rate if recognized. During the three months ended September 30, 2019, the Company increased its unrecognized income tax benefits related to current tax positions by $0.2 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.
Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2019 and 2018 was 24.6% and 28.2%, respectively. The effective tax rate for the three months ended September 30, 2019 was impacted by a $1.2 million tax benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Cuts and Job Act ("Tax Reform Act"), and $0.8 million excess tax expense from stock-based compensation. The effective tax rate for the three months ended September 30, 2018 was impacted by an estimated one-time tax expense of $3.4 million from a revaluation of deferred tax assets associated with executive compensation as a result of the Tax Reform Act, and $1.9 million of excess tax benefits from stock-based compensation. The effective tax rate reduction from September 30, 2018 to September 30, 2019 is also impacted by the mix of earnings by jurisdiction.

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
Competition Matters
The Company is currently involved in, or where indicated, has settled, the following antitrust lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective DMS, and that seek, among other things, treble damages and injunctive relief. These lawsuits have been transferred to, or filed in, the U.S. District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings as part of a multi-district litigation proceeding (“MDL”).

Active MDL Lawsuits

•
Authenticom, Inc. ("Authenticom") brought a suit against CDK Global, LLC and Reynolds. Authenticom’s suit was originally filed on May 1, 2017, in the U.S. District Court for the Western District of Wisconsin. Defendants’ motions to dismiss were granted in part, and denied in part. Defendants filed answers to Authenticom’s complaint and asserted counterclaims against Authenticom on June 30, 2018; Authenticom filed motions to dismiss those counterclaims. Authenticom's motion to dismiss CDK Global, LLC’s counterclaims were granted in part and denied in part; its motion to dismiss one of Reynolds’s counterclaims was granted. On February 15, 2019, Authenticom filed an answer to both defendants’ counterclaims.

•
Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class action suit on behalf of itself and all similarly situated automobile dealerships against CDK Global, LLC and Reynolds. Teterboro’s suit was originally filed on October 19, 2017, in the U.S. District Court for the District of New Jersey. Since that time, several more putative class actions were filed in a number of federal district courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a consolidated class action complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly purchased DMS and/or allegedly indirectly purchased DMS or data integration services from CDK Global, LLC or Reynolds (“Putative Dealership Class Plaintiffs”). CDK Global, LLC moved to dismiss the complaint, or in the alternative, compel arbitration of certain of the cases while staying the remainder pending the outcome of those arbitration proceedings; its motion to dismiss was granted in part and denied in part, while its motion to compel arbitration was denied. On February 22, 2019, CDK Global, LLC filed an answer to the remaining claims in Putative Dealership Class Plaintiffs’ complaint and asserted counterclaims against the Putative Dealership Class Plaintiffs. The Putative Dealership Class Plaintiffs filed a motion to dismiss CDK Global, LLC’s counterclaims; that motion has been fully briefed and remains pending before the court. On October 23, 2018, the Putative Dealership Class Plaintiffs and Reynolds filed a motion for preliminary approval of settlement and for conditional certification of the proposed settlement class. The court approved that settlement on January 22, 2019.

•
Loop LLC d/b/a AutoLoop (“AutoLoop”) brought suit against CDK Global, LLC on April 9, 2018, in the U.S. District Court for the Northern District of Illinois, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, AutoLoop amended its complaint to sue on behalf of itself and a putative class action of all other automotive software vendors in the United States that purchased data integration services from CDK Global, LLC or Reynolds. CDK Global, LLC moved to compel arbitration of AutoLoop’s claims, or in the alternative, to dismiss those claims; that motion was denied on January 25, 2019. CDK Global, LLC filed an answer to AutoLoop’s complaint and asserted counterclaims against AutoLoop on February 15, 2019. AutoLoop filed an answer to CDK Global, LLC’s counterclaims on March 8, 2019.

•
i3 Brands, Inc. and PartProtection LLC (“i3 Brands”) brought suit against CDK Global, LLC and Reynolds. i3 Brands' suit was originally filed on February 4, 2019, in the U.S. District Court for the Southern District of California; it was subsequently transferred to the U.S. District Court for the Northern District of Illinois and consolidated as part of the MDL. On April 1, 2019, Reynolds filed a motion to dismiss i3 Brands’ suit in favor of arbitration, or in the alternative, for failure to state a claim, and CDK Global, LLC filed a motion to stay this case pending the outcome of the proposed arbitration proceedings between Reynolds and i3 Brands, or in the alternative, to dismiss certain of its claims for failure to state a claim. These motions are fully briefed and remain pending before the court.

Settled MDL Lawsuits

•
Motor Vehicle Software Corporation (“MVSC”) brought a suit against the CDK Global, LLC (after initially naming the Company), Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed on February 3, 2017, in the U.S. District Court for the Central District of California. Defendants’ motions to dismiss MVSC’s second amended complaint were denied, and the defendants answered MVSC’s complaint on November 7, 2018. On October 10, 2019, CDK Global, LLC and MVSC entered into a settlement agreement that resulted in a dismissal of all claims brought by MVSC in the MDL, and CDK Global, LLC making a one-time cash payment to MVSC.

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

The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company’s settlement with Cox and MVSC, and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. In the fourth quarter of 2019, the Company recorded a litigation provision of $90 million. As of September 30, 2019, the litigation liability was $65 million which was comprised of the MVSC settlement and the remaining unsettled cases. This estimated loss is based upon currently available information and represents the Company’s best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) discovery is ongoing and significant factual issues remain to be resolved; (iii) expert discovery with respect to, among other things, alleged antitrust injury and damages is not sufficiently advanced; (iv) the absence of productive settlement discussions to date with plaintiffs other than Cox and MVSC; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company’s estimate does not incorporate or reflect the potential value of the Company’s counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of specifications calling for the production of documents relating to any agreements between the Company and Reynolds. Parallel document requests have been received from certain states' Attorneys General. Since 2017, the Company has engaged in continuing communication with and received subsequent requests from the FTC related to its investigation. The Company is responding to the requests and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between the Company and Reynolds or otherwise. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving, these investigations.
Other Commitments and Contingencies
In the normal course of business, the Company may enter into contracts in which the Company makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.
The Company has provided approximately $27.6 million of guarantees as of September 30, 2019 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $2.4 million in letters of credit outstanding as of September 30, 2019 primarily in connection with insurance programs and its foreign subsidiaries.
Note 14. Financial Data by Segment
The Company is organized into two main operating groups, CDK North America and CDK International, which are also reportable segments. The Company's previously reported Advertising North America segment has been classified as discontinued operations for all periods presented. Discontinued operations also includes the Company's mobile advertising and website services businesses, the results of which were previously reported within the CDKNA segment. For additional information refer to Note 4, Discontinued Operations.

The primary components of the Other segment are corporate allocations and other expenses not recorded in the segment results, such as stock-based compensation expense, corporate costs, interest expense, costs attributable to the business transformation plan, and certain unallocated expenses. Certain expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility.
Revenue by category by segment was as follows:

	Revenues
	Three Months Ended September 30, 2019
	CDKNA	CDKI	Total
Subscription	$332.4	$67.7	$400.1
On-site licenses and installation	2.1	4.5	6.6
Transaction	42.7	—	42.7
Other	40.5	4.7	45.2
Total revenue	$417.7	$76.9	$494.6

	Revenues
	Three Months Ended September 30, 2018
	CDKNA	CDKI	Total
Subscription	$300.9	$66.6	$367.5
On-site licenses and installation	1.4	8.0	9.4
Transaction	41.0	—	41.0
Other	24.4	4.0	28.4
Total revenue	$367.7	$78.6	$446.3

Earnings before income taxes by segment was as follows:

	Earnings before income taxes
	Three Months Ended
	September 30,
	2019	2018
CDKNA	$144.2	$158.5
CDKI	15.2	18.8
Other	(55.4)	(70.8)
Total earnings before income taxes	$104.0	$106.5

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

RESULTS OF OPERATIONS
Executive Overview
CDK enables end-to-end automotive commerce across the globe. For over 40 years, we have served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 30,000 retail locations and most OEMs.
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
The Digital Marketing Business is presented as discontinued operations and prior year amounts have been reclassified. Refer to Form 10-Q, Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 4 - Discontinued Operations" for more information.
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
Business Process Modernization Program

As of July 1, 2019, we initiated a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, process, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We estimate the investment to implement this holistic business reform, including the design and implementation of a new enterprise resource planning ("ERP") system, will require investment of approximately $30 million over a three-year time horizon.

Business Transformation Plan
During fiscal year ended June 30, 2015, we initiated a three-year business transformation plan designed to increase operating efficiency and improve the cost structure of our global operations. The business transformation plan was completed at the end of our fiscal year ended June 30, 2019 (“fiscal 2019”). It produced significant benefits in the our business performance. For additional information, refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 6, Restructuring."
Factors Affecting Comparability of Financial Results
On May 2, 2019, we completed an offering of 5.250% senior notes with a $500.0 million aggregate principal amount due in 2029 (the "2029 notes"). The net proceeds from the sale of the 2029 notes was primarily used to repay borrowings under our revolving credit facility and for general corporate purposes, which included share repurchases, dividends, acquisitions, working capital and capital expenditures.
On July 1, 2019, we adopted Accounting Standard Codification 842 "Leases," as amended ("ASC 842"). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or an operating lease that is not considered short-term. We adopted ASC 842 using the modified retrospective transition method whereby prior comparative periods have not been restated. As a result, there are year-over-year variances discussed in the sections below that result from the change in timing of revenue and cost recognition for our Hardware as a Service ("HaaS") arrangements beginning in fiscal 2020. For additional information, refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 10, Leases."
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

•
Prior to adoption of ASC 842, subscription revenue included technology solutions in which hardware was provided on a service basis. This revenue was previously classified as subscription revenue because, under lease accounting guidance in effect prior to ASC 842, substitution rights were considered substantive.

On-site licenses and installation: DMSs applications where the software is installed on-site at the customer's location and interrelated services such as installation.
Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.
Other: consulting and professional services, sales of hardware, and other miscellaneous revenues. After adoption of ASC 842, Other revenues also includes leasing revenue from hardware provided to customers on a service basis under ASC 842, hardware substitution rights are not considered substantive.
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
Results of Operations
The following is a discussion of the results of our consolidated operations for the three months ended September 30, 2019 and 2018. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Revenues	$494.6	$446.3	$48.3	11%
Cost of revenues	247.3	203.3	44.0	22%
Selling, general, and administrative expenses	107.9	91.1	16.8	18%
Restructuring expenses	—	15.8	(15.8)	n/m
Total expenses	355.2	310.2	45.0	15%
Operating earnings	139.4	136.1	3.3	2%
Interest expense	(37.7)	(32.2)	(5.5)	17%
Other income, net	2.3	2.6	(0.3)	(12)%
Earnings before income taxes	104.0	106.5	(2.5)	(2)%
Margin %	21.0%	23.9%
Provision for income taxes	(25.6)	(30.0)	4.4	(15)%
Effective tax rate	24.6%	28.2%
Net earnings from continuing operations	78.4	76.5	1.9	2%
Net earnings from discontinued operations	5.7	15.8	(10.1)	(64)%
Net earnings	84.1	92.3	(8.2)	(9)%
Less: net earnings attributable to noncontrolling interest	2.1	2.0	0.1	5%
Net earnings attributable to CDK	$82.0	$90.3	$(8.3)	(9)%

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues. Revenues for the three months ended September 30, 2019 increased $48.3 million as compared to the three months ended September 30, 2018. CDKNA segment revenues increased $50.0 million, partially offset by declines in CDKI segment revenues of $1.7 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $3.6 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Canadian dollar, British pound, and Danish Krone against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2019 increased by $44.0 million as compared to the three months ended September 30, 2018. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $1.8 million. Cost of revenues increased due to the ELEAD acquisition including higher amortization of acquired intangible assets, higher costs relating to investments in strategic growth initiatives, due to post-ASC 842 change in the timing of cost recognition for our HaaS arrangements, and higher transaction and integration-related costs. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $22.1 million and $16.7 million for the three months ended September 30, 2019 and 2018, respectively, representing 4.5% and 3.7% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2019 increased by $16.8 million compared to the three months ended September 30, 2018. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $1.0 million. Selling, general and administrative expenses increased due to the ELEAD acquisition, higher legal and other expenses related to regulatory and competition matters, and cost related to the business process modernization program that began during fiscal 2020; partially offset by the absence of expenses related to the business transformation plan which was completed at the end of the prior year.
Restructuring Expenses. Restructuring expenses for the three months ended September 30, 2019 decreased by $15.8 million as compared to the three months ended September 30, 2018 and relates to the business transformation plan we completed during the prior year.
Interest Expense. Interest expense for the three months ended September 30, 2019 increased by $5.5 million as compared to the three months ended September 30, 2018 largely due to higher average debt levels in fiscal 2020 compared to fiscal 2019.
Other Income, net. Other income, net for the three months ended September 30, 2019 decreased by $0.3 million as compared to the three months ended September 30, 2018 due primarily to fluctuations in foreign exchange gains and losses and to lower interest income in fiscal 2020.
Provision for Income Taxes. The effective tax rate for the three months ended  September 30, 2019 and 2018 was 24.6% and 28.2%, respectively. The effective tax rate for the three months ended September 30, 2019 was impacted by $1.2 million of one-time tax benefit from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act and $0.8 million excess tax expense from stock-based compensation. The effective tax rate for the three months ended September 30, 2018 was impacted by an estimated one-time tax expense of $3.4 million for a revaluation of deferred tax assets associated with executive compensation as a result of the Tax Reform Act and $1.9 million of excess tax benefits from stock-based compensation. The effective tax rate reduction from September 30, 2018 to September 30, 2019 is also impacted by the mix of earnings by jurisdiction.
Net earnings from Discontinued Operations. We committed to a plan to divest its Digital Marketing Business which is comprised of: (a) all of the assets of ANA and (b) certain assets of our CDKNA segment related to mobile advertising solutions and website services. Net earnings from discontinued operations reflect the results of the Digital Marketing Business.
The Digital Marketing Business generated lower earnings due to a decline in our advertising business revenues which were impacted by a reduction in OEM-funded advertising placements, dealer spend, and decline in our website business revenues.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended September 30, 2019 decreased $8.3 million as compared to the three months ended September 30, 2018. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.

Non-GAAP Measures
We disclose certain financial measures for our consolidated and operating segment results on a GAAP and a non-GAAP (adjusted) basis. The non-GAAP financial measures disclosed should be viewed in addition to, and not as an alternative to, results prepared in accordance with GAAP. Our use of each of the following non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures, or reconcile them to the comparable GAAP financial measures, in the same way.

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

Fiscal 2020 Modifications to Our Adjustments:

As of July 1, 2019, we initiated a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, process, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We estimate the investment to implement this holistic business reform, including the design and implementation of a new enterprise resource planning ("ERP") system, will require investment of approximately $30 million over a three-year time horizon. In connection with our initiation of the business process modernization program we have modified our presentations of adjusted net earnings attributable to CDK, adjusted diluted net earnings attributable to CDK per share, and adjusted EBITDA, because such costs do not directly reflect our underlying operations.

Consolidated Non-GAAP Results
The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Revenues (1)	$494.6	$446.3	$48.3	11%
Impact of exchange rates	3.6	—	3.6
Constant currency revenues	$498.2	$446.3	$51.9	12%

Earnings before income taxes (1)	$104.0	$106.5	$(2.5)	(2)%
Margin %	21.0%	23.9%
Total stock-based compensation (1) (2)	2.9	3.0	(0.1)
Amortization of acquired intangible assets (1) (3)	4.0	1.9	2.1
Transaction and integration-related expenses (1) (4)	8.5	1.8	6.7
Legal and other expenses related to regulatory and competition matters (5)	7.4	1.7	5.7
Business process modernization program (6)	4.3	—	4.3
Restructuring expenses (1) (7)	—	15.8	(15.8)
Other business transformation expenses (1) (7)	—	4.9	(4.9)
Adjusted earnings before income taxes	$131.1	$135.6	$(4.5)	(3)%
Adjusted margin %	26.5%	30.4%
Impact of exchange rates	0.8	—	0.8
Constant currency adjusted earnings before income taxes	$131.9	$135.6	$(3.7)	(3)%

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Provision for income taxes (1)	$25.6	$30.0	$(4.4)	(15)%
Effective tax rate	24.6%	28.2%
Income tax effect of pre-tax adjustments (8)	6.0	8.9	(2.9)
Impact of U.S tax reform (9)	1.2	(3.4)	4.6
Adjusted provision for income taxes (1)	$32.8	$35.5	$(2.7)	(8)%
Adjusted effective tax rate	25.0%	26.2%

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Net earnings	$84.1	$92.3	$(8.2)	(9)%
Less: net earnings attributable to noncontrolling interest	2.1	2.0
Net earnings attributable to CDK	$82.0	$90.3	$(8.3)	(9)%
Net earnings from discontinued operations (10)	(5.7)	(15.8)	10.1
Total stock-based compensation (1) (2)	2.9	3.0	(0.1)
Amortization of acquired intangible assets (1) (3) (11)	3.9	1.8	2.1
Transaction and integration-related expenses (1) (4)	8.5	1.8	6.7
Legal and other expenses related to regulatory and competition matters(5)	7.4	1.7	5.7
Business process modernization program (6)	4.3	—	4.3
Restructuring expenses (1) (7) (11)	—	15.7	(15.7)
Other business transformation expenses (1) (7)	—	4.9	(4.9)
Income tax effect of pre-tax adjustments (8)	(6.0)	(8.9)	2.9
Impact of U.S tax reform (9)	(1.2)	3.4	(4.6)
Adjusted net earnings attributable to CDK (1)	$96.1	$97.9	$(1.8)	(2)%

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Diluted earnings attributable to CDK per share	$0.67	$0.69	$(0.02)	(3)%
Net earnings from discontinued operations (10)	(0.05)	(0.12)	0.07
Total stock-based compensation (1) (2)	0.03	0.02	0.01
Amortization of acquired intangible assets (1) (3) (11)	0.03	0.01	0.02
Transaction and integration-related expenses (1) (4)	0.07	0.01	0.06
Legal and other expenses related to regulatory and competition matters (5)	0.06	0.01	0.05
Business process modernization program (6)	0.04	—	0.04
Restructuring expenses (1) (7) (11)	—	0.12	(0.12)
Other business transformation expenses (1) (7)	—	0.04	(0.04)
Income tax effect of pre-tax adjustments (8)	(0.05)	(0.06)	0.01
Impact of U.S tax reform (9)	(0.01)	0.03	(0.04)
Adjusted diluted earnings attributable to CDK per share	$0.79	$0.75	$0.04	5%

Weighted-average common shares outstanding:
Diluted	122.0	130.4
(1) Excludes amounts attributable to discontinued operations.
(2) Total stock-based compensation expense included within cost of revenues and selling, general and administrative expenses.
(3) Amortization of acquired intangible assets consists of non-cash amortization of intangible assets such as customer lists, purchased software, and trademarks acquired in connection with business combinations. We exclude the impact of amortization of acquired intangible assets because these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into our budgeting process, financial and operational decision making, target leverage calculations, and determination of incentive based pay. Furthermore, management believes that this adjustment enables better comparison of our segment and overall operating results as amortization of acquired intangibles will not recur in future periods once such intangible assets have been fully amortized. Although we exclude amortization of acquired intangible assets from our presentation of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted net earnings attributable to CDK per share, we believe that it is important for the users of the financial statements to understand that the associated intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
(4) Transaction and integration-related expenses include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, reported within cost of revenues and selling, general and administrative expenses.
(5) Legal and other expenses, including litigation provision, related to regulatory and competition matters included within selling, general and administrative expenses.
(6) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, process, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The investment to implement this holistic business reform, including the design and implementation of a new enterprise resource planning ("ERP") system will be completed over a three-year time horizon. The expense is included within cost of revenues and selling, general and administrative expenses.
(7) Restructuring expense recognized in connection with our business transformation plan. Other business transformation expenses incurred in connection with our business transformation plan and included within cost of revenues and selling, general and administrative expenses.
(8) Income tax effect of pre-tax adjustments calculated at the annual effective tax rate.
(9) A one-time tax benefit of $1.2 million for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings during the three months ended September 30, 2019 and a one-time tax expense of $3.4 million for a revaluation of deferred tax assets associated with executive compensation during the three months ended September 30, 2018, both of which are resulting from Tax Reform.
(10) Net earnings from discontinued operations associated with the our plan to divest the Digital Marketing Business.
(11) The portion of expense related to noncontrolling interest of $0.1 million has been removed from amortization of acquired intangible assets during the three months ended September 30, 2019. The portion of expense related to noncontrolling interest of $0.1 million and $0.1 million has been removed from restructuring expenses and amortization of acquired intangible assets, respectively, during the three months ended September 30, 2018.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended September 30, 2019 decreased $4.5 million as compared to the three months ended September 30, 2018. Adjusted margin decreased from 30.4% to 26.5%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $0.8 million. Adjusted earnings before income taxes were favorably impacted by growth in core business, contribution from the ELEAD acquisition, an increase due to a post-ASC 842 change in the timing of revenue recognition net of cost for our HaaS arrangements; partially offset by higher investments in strategic growth initiatives, and higher interest expense.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended September 30, 2019 was 25.0% as compared to 26.2% for the three months ended September 30, 2018. The effective tax rate reduction from September 30, 2018 to September 30, 2019 is impacted by the mix of earnings by jurisdiction.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended September 30, 2019 decreased $1.8 million as compared to the three months ended September 30, 2018. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA .

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Net earnings attributable to CDK	$82.0	$90.3	$(8.3)	(9)%
Margin %	16.6%	20.2%
Net earnings attributable to noncontrolling interest (2)	2.1	2.0	0.1
Net earnings from discontinued operations (3)	(5.7)	(15.8)	10.1
Provision for income taxes (1) (4)	25.6	30.0	(4.4)
Interest expense (5)	37.7	32.2	5.5
Depreciation and amortization (1) (6)	23.5	17.8	5.7
Total stock-based compensation (1) (7)	2.9	3.0	(0.1)
Transaction and integration-related costs (8)	8.5	1.8	6.7
Legal and other expenses related to regulatory and competition matters (9)	7.4	1.7	5.7
Business process modernization program (10)	4.3	—	4.3
Restructuring expenses (1) (11)	—	15.8	(15.8)
Other business transformation expenses (1) (11)	—	4.9	(4.9)
Adjusted EBITDA	$188.3	$183.7	$4.6	3%
Adjusted margin %	38.1%	41.2%
(1) Excludes amounts attributable to discontinued operations.
(2) Net earnings attributable to noncontrolling interest included within the financial statements.
(3) Net earnings from discontinued operations associated with our plan to divest the Digital Marketing Business.
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
(9) Legal and other expenses, including litigation provision, related to regulatory and competition matters included within selling, general and administrative expenses and litigation provision.
(10) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, process, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The investment to implement this holistic business reform, including the design and implementation of a new enterprise resource planning ("ERP") system will be completed over a three-year time horizon. The expense is included within cost of revenues and selling, general and administrative expenses.
(11) Restructuring expense recognized in connection with our business transformation plan. Other business transformation expenses incurred in connection with our business transformation plan and included within cost of revenues and selling, general and administrative expenses.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2019 increased $4.6 million as compared the three months ended September 30, 2018. Adjusted margin decreased from 41.2% to 38.1%. Adjusted EBITDA was favorably impacted by growth in the core business, contribution from the ELEAD acquisition, an increase due to a post-ASC 842 change in the timing of revenue recognition net of cost for our HaaS arrangements; partially offset by higher investments in strategic growth initiatives and certain customers transitioning from the Partner Program.

Analysis of Reportable Segments
The Digital Marketing Business is presented as discontinued operations and prior year amounts have been reclassified. Refer to Form 10-Q, Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 4, Discontinued Operations" for more information.
The following is a discussion of the results of our operations by reportable segment for the three months ended September 30, 2019 and 2018. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
CDK North America Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Revenues	$417.7	$367.7	$50.0	14%
Impact of exchange rates	0.3	—	0.3
Constant currency revenues	$418.0	$367.7	$50.3	14%

Earnings before income taxes	$144.2	$158.5	$(14.3)	(9)%
Margin %	34.5%	43.1%
Transaction and integration-related expenses	7.9	1.3	6.6
Amortization of acquired intangible assets	3.9	1.8	2.1
Legal and regulatory expenses related to competition matters	7.4	1.7	5.7
Business process modernization program	4.3	—	4.3
Adjusted earnings before income taxes	$167.7	$163.3	$4.4	3%
Adjusted Margin %	40.1%	44.4%
Impact of exchange rates	0.1	—	0.1
Constant currency adjusted earnings before income taxes	$167.8	$163.3	$4.5	3%
The table below presents revenue disaggregation for the CDKNA segment for the three months ended September 30, 2019 and three months ended September 30, 2018.

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Subscription	$332.4	$300.9	$31.5	10%
On-site license and installation	2.1	1.4	0.7	50.0%
Transaction	42.7	41.0	1.7	4%
Other	40.5	24.4	16.1	66%
Revenues	$417.7	$367.7	$50.0	14%
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues. CDKNA revenues increased by $50.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and includes an unfavorable currency impact of $0.3 million.

Subscription revenues grew due to the ELEAD acquisition, an increase in average revenue per DMS customer site primarily due to pricing and higher layered application sales, and a net increase in DMS customer site count which increased from 14,533 sites as of September 30, 2018 to 14,732 sites as of September 30, 2019; partially offset by a decrease in revenue due customers transitioning from the Partner Program. Transaction revenues increased primarily from higher rate charged for a credit check driven by the pass-through of a credit bureau initiated price increase. Other revenue increased due to a post-ASC 842 change in the timing of revenue recognition for our HaaS arrangements and contribution from the ELEAD acquisition.
Earnings before Income Taxes. CDKNA earnings before income taxes decreased by $14.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and includes an unfavorable currency impact of $0.1 million. Margin decreased from 43.1% to 34.5%.
CDKNA earnings before income taxes for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 primarily due to investments related to strategic growth initiatives, higher transaction and integration related costs, higher legal and other expenses related to regulatory and competition matters, and higher amortization of acquired intangibles; partially offset by contribution from the ELEAD acquisition and an increase due to a post-ASC 842 change in the timing of revenue recognition net of cost for our HaaS arrangements.
CDK International Segment
The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKI segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Revenues	$76.9	$78.6	$(1.7)	(2)%
Impact of exchange rates	3.3	—	3.3
Constant currency revenues	$80.2	$78.6	$1.6	2%

Earnings before income taxes	$15.2	$18.8	$(3.6)	(19)%
Margin %	19.8%	23.9%
Amortization of acquired intangible assets	0.1	0.1	—
Adjusted earnings before income taxes	15.3	18.9	(3.6)	(19)%
Adjusted Margin %	19.9%	24.0%
Impact of exchange rates	0.6	—	0.6
Constant currency adjusted earnings before income taxes	$15.9	$18.9	$(3.0)	(16)%
The table below presents revenue disaggregation for the CDKI segment three months ended September 30, 2019 and three months ended September 30, 2018.

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Subscription	$67.7	$66.6	$1.1	2%
On-site license and installation	4.5	8.0	(3.5)	(44)%
Other	4.7	4.0	0.7	18%
Revenues	$76.9	$78.6	$(1.7)	(2)%
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues. CDKI revenues decreased by $1.7 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. CDKI revenues were impacted by the strength of the Euro, British pound, and Danish krone against the U.S. dollar, which contributed to a decrease of $3.3 million, or 4% percentage points.
CDKI's growth in revenues on a constant currency basis was primarily due to increased average revenue per customer site despite a decrease in DMS customer site count from 13,187 sites as of September 30, 2018 to 12,973 sites as of September 30, 2019; partially offset by the net effect of timing of revenue recognition for on-site licenses and installations.
Earnings before Income Taxes. CDKI earnings before income taxes decreased $3.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and margin decreased from 23.9% to 19.8%. The impact of foreign exchanges rates on earnings before income taxes, due to the strength of the Euro, British pound, and Danish krone against U.S. dollar, was a decrease of $0.6 million.
CDKI earnings before income taxes on a constant currency basis decreased primarily due to timing of revenue recognition, partially offset by increased average revenue per customer site.
Other
The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
Loss before income taxes	$(55.4)	$(70.8)	$15.4	(22)%
Total stock-based compensation	2.9	3.0	(0.1)
Transaction and integration-related expenses	0.6	0.5	0.1
Restructuring expenses	—	15.8	(15.8)
Other business transformation expenses	—	4.9	(4.9)
Adjusted loss before income taxes	$(51.9)	$(46.6)	$(5.3)	11%
Impact of exchange rates	0.1	—	0.1
Constant currency loss before income taxes	$(51.8)	$(46.6)	$(5.2)	11%
The primary components of the Other segment loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, and certain unallocated expenses.
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Loss before Income Taxes. The Other segment loss before income taxes decreased by $15.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The Other segment loss before income taxes was favorably impacted by the absence of expenses related to the business transformation plan which was completed at the end of the prior year; partially offset by increased interest expense largely due to higher average debt levels during fiscal 2020.
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
As of September 30, 2019, cash and cash equivalents were $313.1 million, total CDK stockholders' deficit was $684.4 million, and total debt was $2,926.5 million, which is net of unamortized financing costs of $27.2 million. Working capital at

September 30, 2019 was $468.2 million, as compared to $420.0 million as of June 30, 2019. Working capital as presented herein excludes current maturities of long-term debt and capital lease obligation.
Our borrowings consist of two term loan facilities with an aggregate initial principal of $600.0 million, 3.30% senior notes with a $250.0 million aggregate principal amount due in 2019, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, and 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027. Interest rates for the 2019 notes and 2024 notes increased to 3.80% from 3.30%, and to 5.00% from 4.50%, respectively, effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, which was undrawn as of September 30, 2019.
Of the $313.1 million of cash and cash equivalents held as of September 30, 2019, $242.8 million was held by our foreign subsidiaries. As of September 30, 2019, approximately $352.3 million of undistributed foreign earnings are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations.  As a result of U.S. Tax Reform, future remittance of dividends from foreign subsidiaries to the U.S. parent will generally no longer be subject to U.S. tax when repatriated but may be subject to withholding taxes of the payor affiliate country.
Return of Capital Plan
Stock Repurchase Program
In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of a return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through September 30, 2019. For fiscal 2020, we expect shareholder returns, including dividends and share repurchase, of $75.0 million to $150.0 million. Our top priorities for capital allocation will continue to be a thoughtful balance between: (i) organic investments that will continue to accelerate the growth and performance of the business; (ii) inorganic opportunities that are synergistic with our portfolio and would meaningfully provide additional profitable revenue and increased long-term value; and (iii) return of capital to shareholders, while targeting a leverage ratio, measured as financial debt, net of cash, divided by adjusted EBITDA, at a range of 2.5x to 3.0x net debt to adjusted EBITDA. Our leverage ratio of 3.4x net debt to adjusted EBITDA as of September 30, 2019, is currently in excess of our target leverage ratio due to the loss of earnings attributable to the Digital Marketing Business.
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
Dividends to Common Stockholders
The Board of Directors most recently declared a quarterly cash dividend of $0.15 per share payable on September 30, 2019 to shareholders of record at the close of business on September 1, 2019. We paid dividends of $18.2 million during the three months ended September 30, 2019 and $19.3 million during the three months ended September 30, 2018, respectively.

Cash Flows
Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the three months ended September 30, 2019 and 2018, are summarized as follows:

	Three Months Ended
	September 30,
	2019	2018	$ Change
Cash provided by (used in):
Operating activities, continuing operations	$64.4	$123.6	$(59.2)
Operating activities, discontinued operations	7.8	16.4	(8.6)
Investing activities, continuing operations	(25.4)	(539.7)	514.3
Investing activities, discontinued operations	(2.5)	(2.4)	(0.1)
Financing activities, continuing operations	(33.9)	(89.5)	55.6
Effect of exchange rate changes on cash and cash equivalents	(7.4)	(3.5)	(3.9)
Net change in cash and cash equivalents	$3.0	$(495.1)	$498.1
Net cash flows provided by operating activities from continuing operations decreased by $59.2 million due to a decrease of $63.9 million in net working capital components, which was primarily due to timing of cash payments made to our vendors, timing of cash payments made to tax authorities and cash received from our customers in the normal course of business, partially offset by higher net earnings adjusted for non-cash charges.
Net cash flows provided by operating activities from discontinued operations decreased by $8.6 million due to lower earnings and decrease in cash used for working capital associated with the Digital Marketing Business.
Net cash flows used in investing activities from continuing operations decreased by $514.3 million largely due to the ELEAD acquisition in September 2018.
Net cash flows used in investing activities for discontinued operations were flat quarter over quarter.
Net cash flows used in financing activities decreased by $55.6 million primarily due to repurchase of common stock net of proceeds; partially offset by proceeds from issuance of term loans net of repayments during the three months ended September 30, 2018.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of September 30, 2019, our revolving credit facility was undrawn. The interest rate per annum on the three year term loan facility and five year term loan facility as of September 30, 2019 was 3.55% and 3.675%, respectively. A hypothetical increase in this interest rate of 40 basis points would have resulted in an immaterial impact on earnings before income taxes for the three months ended September 30, 2019.
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of the revolving credit facility and the five year term loan. If LIBOR is no longer widely available, we will pursue alternative interest rate calculations in our revolving credit facility and five year term loan agreements. However, if no alternative rate can be determined, the LIBOR rate component will no longer be utilized in determining the rates. As of September 30, 2019, the hypothetical impact to our interest rates without utilizing the LIBOR rate component would not have had a material effect on either rate, thus we do not believe the discontinuation of LIBOR will have a material impact on our financial position and results of operations.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of September 30, 2019, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $3.3 million for the three months ended September 30, 2019.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
Refer to Note 3, "New Accounting Pronouncements" to our consolidated financial statements under Item 1 of Part 1 of this Quarterly Report on Form 10-Q for financial information regarding recently issued and adopted accounting pronouncements including the effects on our results of operations, financial condition, and cash flows.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
As of July 1, 2019, the Company adopted ASC 842, Leases and implemented internal controls supporting the accounting for leases. There were no significant changes to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) due to adoption of the new standard. During the three months ended September 30, 2019, there were no other changes to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1.  Legal Proceedings
For a description of our legal proceedings, see Note 13, Commitments and Contingencies, included in Part 1, Item 1, of the Notes to consolidated financial statements, included in this Quarterly Report of From 10-Q.

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
During the three months ended September 30, 2019, we generated 20% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
July 1 - 31, 2019	704	$53.08	—	$502,297,495
August 1 - 31, 2019	75,338	$44.20	—	$502,297,495
September 1 - 30, 2019	40,999	$44.92	—	$502,297,495
Total	117,041	$44.51	—

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

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36486	10.1	9/11/2019
10.2	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36486	10.2	9/11/2019
31.1	Certification by Brian Krzanich pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Joseph A. Tautges pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian Krzanich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Joseph A. Tautges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X
104	The cover page from this Current Report on Form 10-Q, formatted as Inline XBRL.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK Global, Inc. (Registrant)

Date:	November 5, 2019	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	November 5, 2019	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)