Form 10-Q
period 2019-12-31
CDK Global, Inc.
filed 2020-02-05
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of January 30, 2020 was 121,491,859.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues	$499.6	$478.7	$994.2	$925.0

Expenses:
Cost of revenues	235.9	230.6	483.2	433.9
Selling, general and administrative expenses	115.6	115.1	223.5	206.2
Restructuring expenses	—	3.7	—	19.5
Total expenses	351.5	349.4	706.7	659.6
Operating earnings	148.1	129.3	287.5	265.4

Interest expense	(36.4)	(34.3)	(74.1)	(66.5)
Other income, net	1.3	1.6	3.6	4.2

Earnings before income taxes	113.0	96.6	217.0	203.1

Provision for income taxes	(43.2)	(24.0)	(68.8)	(54.0)

Net earnings from continuing operations	69.8	72.6	148.2	149.1
Net earnings (loss) from discontinued operations	(45.7)	18.3	(40.0)	34.1
Net earnings	24.1	90.9	108.2	183.2
Less: net earnings attributable to noncontrolling interest	1.8	1.9	3.9	3.9
Net earnings attributable to CDK	$22.3	$89.0	$104.3	$179.3

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.56	$0.56	$1.19	$1.13
Discontinued operations	(0.38)	0.14	(0.33)	0.27
Total net earnings attributable to CDK per share - basic	$0.18	$0.70	$0.86	$1.40

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.55	$0.56	$1.18	$1.13
Discontinued operations	(0.37)	0.14	(0.33)	0.26
Total net earnings attributable to CDK per share - diluted	$0.18	$0.70	$0.85	$1.39

Weighted-average common shares outstanding:
Basic	121.6	126.8	121.5	128.2
Diluted	122.1	127.5	122.1	129.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net earnings	$24.1	$90.9	$108.2	$183.2
Other comprehensive income (loss):
Currency translation adjustments	32.0	(12.1)	12.1	(18.1)
Total other comprehensive income (loss)	32.0	(12.1)	12.1	(18.1)
Comprehensive income	56.1	78.8	120.3	165.1
Less: comprehensive income attributable to noncontrolling interest	1.8	1.9	3.9	3.9
Comprehensive income attributable to CDK	$54.3	$76.9	$116.4	$161.2

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except par values)
(Unaudited)

	December 31,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$222.4	$311.4
Accounts receivable, net of allowances of $10.0 and $8.8, respectively	320.9	290.4
Current assets held for sale	146.2	220.5
Other current assets	162.3	164.8
Total current assets	851.8	987.1
Property, plant and equipment, net of accumulated depreciation of $266.5 and $250.8, respectively	126.6	144.8
Other assets	360.5	284.9
Goodwill	1,364.3	1,356.3
Intangible assets, net	232.7	225.9
Total assets	$2,935.9	$2,999.0

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$21.1	$270.8
Accounts payable	23.9	38.0
Accrued expenses and other current liabilities	205.8	178.5
Litigation liability	57.0	90.0
Accrued payroll and payroll-related expenses	60.3	89.2
Current liabilities held for sale	50.0	48.9
Short-term deferred revenues	119.7	124.8
Total current liabilities	537.8	840.2
Long-term debt and finance lease liabilities	2,741.2	2,659.4
Long-term deferred revenues	72.5	68.4
Deferred income taxes	97.1	80.5
Other liabilities	114.3	65.0
Total liabilities	3,562.9	3,713.5

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 121.5 and 121.1 shares outstanding, respectively	1.6	1.6
Additional paid-in-capital	683.0	688.5
Retained earnings	979.1	911.6
Treasury stock, at cost: 38.8 and 39.2 shares, respectively	(2,308.5)	(2,324.6)
Accumulated other comprehensive income (loss)	5.4	(6.7)
Total CDK stockholders' deficit	(639.4)	(729.6)
Noncontrolling interest	12.4	15.1
Total stockholders' deficit	(627.0)	(714.5)
Total liabilities and stockholders' deficit	$2,935.9	$2,999.0

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net earnings	$108.2	$183.2
Less: net earnings (loss) from discontinued operations	(40.0)	34.1
Net earnings from continuing operations	148.2	149.1
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	48.1	41.5
Asset impairment	—	14.9
Deferred income taxes	14.9	4.3
Stock-based compensation expense	11.5	6.2
Other	11.9	4.1
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Change in accounts receivable	(30.9)	(14.0)
Change in other assets	3.0	11.7
Change in accounts payable	(14.1)	(16.9)
Change in accrued expenses and other liabilities	(40.2)	(29.8)
Net cash flows provided by operating activities, continuing operations	152.4	171.1
Net cash flows provided by operating activities, discontinued operations	26.3	28.2
Net cash flows provided by operating activities	178.7	199.3

Cash Flows from Investing Activities
Capital expenditures	(12.3)	(27.1)
Proceeds from sale of property, plant and equipment	—	6.7
Capitalized software	(26.4)	(16.7)
Acquisitions of businesses, net of cash acquired	—	(513.2)
Investment in certificates of deposit	(12.0)	—
Proceeds from maturities of certificates of deposit	7.3	—
Investment in joint venture	—	(10.0)
Proceeds from investments	—	0.4
Net cash flows used in investing activities, continuing operations	(43.4)	(559.9)
Net cash flows used in investing activities, discontinued operations	(4.7)	(4.6)
Net cash flows used in investing activities	(48.1)	(564.5)

Cash Flows from Financing Activities
Proceeds from long-term debt	90.0	1,030.0
Repayments of long-term debt and lease liabilities	(260.4)	(796.9)
Dividends paid to stockholders	(36.5)	(38.0)
Repurchases of common stock	—	(374.1)
Proceeds from exercises of stock options	4.9	1.5
Withholding tax payments for stock-based compensation awards	(5.7)	(15.3)
Dividend payments to noncontrolling owners	(6.6)	(8.2)
Payments of deferred financing costs	—	(4.4)
Acquisition-related payments	(4.7)	(3.2)
Net cash flows used in financing activities, continuing operations	(219.0)	(208.6)
Net cash flows used in financing activities, discontinued operations	(1.1)	—
Net cash flows used in financing activities	(220.1)	(208.6)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1.3	(6.5)
Net change in cash, cash equivalents, and restricted cash	(88.2)	(580.3)
Cash, cash equivalents, and restricted cash, beginning of period	321.1	817.1
Cash, cash equivalents, and restricted cash end of period	$232.9	$236.8

CDK Global, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$222.4	$228.7
Restricted cash in funds held for clients included in other current assets	10.5	8.1
Total cash, cash equivalents, and restricted cash	$232.9	$236.8

Supplemental Disclosures
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$30.1	$67.8
Interest	68.7	62.9

Non-cash investing and financing activities:
Capitalized property and equipment obtained under lease	18.9	2.0
Lease liabilities incurred	(18.9)	(2.0)

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions)
(Unaudited)

Three Months Ended December 31, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares	Amount
Balance as of September 30, 2019	160.3	$1.6	$677.7	$975.3	$(2,312.4)	$(26.6)	$(684.4)	$12.8	$(671.6)
Net earnings	—	—	—	22.3	—	—	22.3	1.8	24.1
Foreign currency translation adjustments	—	—	—	—	—	32.0	32.0	—	32.0
Stock-based compensation expense and related dividend equivalents	—	—	7.5	(0.2)	—	—	7.3	—	7.3
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(2.2)	—	3.9	—	1.7	—	1.7
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance as of December 31, 2019	160.3	$1.6	$683.0	$979.1	$(2,308.5)	$5.4	$(639.4)	$12.4	$(627.0)

Three Months Ended December 31, 2018

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares	Amount
Balance as of September 30, 2018	160.3	$1.6	$654.6	$933.6	$(1,909.6)	$5.1	$(314.7)	$15.1	$(299.6)
Net earnings	—	—	—	89.0	—	—	89.0	1.9	90.9
Foreign currency translation adjustments	—	—	—	—	—	(12.1)	(12.1)	—	(12.1)
Stock-based compensation expense and related dividend equivalents	—	—	3.2	(0.1)	—	—	3.1	—	3.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(1.0)	—	1.1	—	0.1	—	0.1
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.7)	—	—	(18.7)	—	(18.7)
Repurchases of common stock	—	—	(52.0)	—	(208.0)	—	(260.0)	—	(260.0)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(3.8)	(3.8)
Balance as of December 31, 2018	160.3	$1.6	$604.8	$1,003.8	$(2,116.5)	$(7.0)	$(513.3)	$13.2	$(500.1)

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Deficit (continued)
(In millions)
(Unaudited)

Six Months Ended December 31, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2019	160.3	$1.6	$688.5	$911.6	$(2,324.6)	$(6.7)	$(729.6)	$15.1	$(714.5)
Net earnings	—	—	—	104.3	—	—	104.3	3.9	108.2
Foreign currency translation adjustments	—	—	—	—	—	12.1	12.1	—	12.1
Stock-based compensation expense and related dividend equivalents	—	—	11.4	(0.3)	—	—	11.1	—	11.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(16.9)	—	16.1	—	(0.8)	—	(0.8)
Dividends paid to stockholders ($0.30 per share)	—	—	—	(36.5)	—	—	(36.5)	—	(36.5)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance as of December 31, 2019	160.3	$1.6	$683.0	$979.1	$(2,308.5)	$5.4	$(639.4)	$12.4	$(627.0)

Six Months Ended December 31, 2018

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2018	160.3	$1.6	$679.8	$753.0	$(1,810.7)	$11.5	$(364.8)	$17.5	$(347.3)
Net earnings	—	—	—	179.3	—	—	179.3	3.9	183.2
Foreign currency translation adjustments	—	—	—	—	—	(18.1)	(18.1)	—	(18.1)
Stock-based compensation expense and related dividend equivalents	—	—	7.1	(0.2)	—	—	6.9	—	6.9
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(30.1)	—	16.3	—	(13.8)	—	(13.8)
Dividends paid to stockholders ($0.30 per share)	—	—	—	(38.0)	—	—	(38.0)	—	(38.0)
Repurchases of common stock	—	—	(52.0)	—	(322.1)	—	(374.1)	—	(374.1)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(8.2)	(8.2)
Cumulative impact of adopting ASC 606	—	—	—	109.7	—	(0.4)	109.3	—	109.3
Balance as of December 31, 2018	160.3	$1.6	$604.8	$1,003.8	$(2,116.5)	$(7.0)	$(513.3)	$13.2	$(500.1)

See notes to the consolidated financial statements.

CDK Global, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
(Unaudited)
Note 1. Basis of Presentation
Description of Business. CDK Global, Inc. (the "Company" or "CDK") enables end-to-end automotive commerce across the globe. For over 40 years, the Company has served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. The Company's solutions automate and integrate all parts of the buying process, including the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 30,000 retail locations and most OEMs.
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
Basis of Preparation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenues, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.
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
Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 4, Discontinued Operations for the impact of presenting the Digital Marketing Business as held for sale and discontinued operations.
Effective July 1, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification , "Leases," as amended ("ASC 842"). The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. For additional information, refer to Note 10, Leases for a discussion of the Company's lease accounting policy.
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are described in the aforementioned Annual Report. Included below are certain updates to those policies.
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the consolidated balance sheets. Funds receivable was $27.7 million and $32.3 million, and funds held for clients was $10.5 million and $9.7 million as of December 31, 2019 and June 30, 2019, respectively. Client fund obligations were $38.2 million and $42.0 million as of December 31, 2019 and June 30, 2019, respectively.

Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed. Pursuant to its software policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $15.7 million and $23.7 million for the three months ended December 31, 2019 and 2018, respectively, and $37.8 million and $40.4 million for the six months ended December 31, 2019 and 2018, respectively. These expenses were classified within cost of revenues on the consolidated statements of operations. Additionally, the Company had cash flows used for qualifying capitalized software development cost of $26.4 million and $16.7 million for the six months ended December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility and term loan facilities (as described in Note 9, Debt), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of December 31, 2019 was $2,252.0 million, based on quoted market prices for the same or similar instruments compared to a carrying value of $2,100.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements. In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The Company early adopted this standard as of July 1, 2019, using the prospective approach and applied this guidance to all implementation costs incurred after the date of adoption.
In February 2016, the FASB issued ASC 842. Refer to Note 10, Leases, for the required disclosures related to the adoption of this standard.
Recently Issued Accounting Pronouncements. In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" to resolve the diversity in practice concerning the manner in which entities account for transactions based on their assessment of the economics of a collaborative arrangement. For public business entities, ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company intends to adopt this standard as of July 1, 2020. Based on its evaluation, the Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”), which requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable), net investments in leases, and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Furthermore, the CECL model requires financial assets with similar risk characteristics to be analyzed on a collective basis. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company intends to adopt this standard as of July 1, 2020. The Company is evaluating the impact of adoption on its consolidated financial statements, including accounting policies, processes and systems.
In December 2019, the FASB issued ASU No. 2019-12 which modifies ASC 740 "Income Taxes" to simplify the accounting for income taxes in various areas. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is evaluating the impact of adoption on its consolidated financial statements, including accounting policies, processes and systems.
Note 4. Discontinued Operations
In June 2019, the Company committed to a plan to divest its Digital Marketing Business in order to focus on its core software-as-a-service and technology solutions for the markets it serves through the CDKNA and CDKI segments. The Digital Marketing Business is comprised of all of the assets of the former Advertising North America segment and certain assets of CDKNA related to mobile advertising solutions and websites services.
The Company's decision to divest its Digital Marketing Business was the result of a comprehensive strategic review of the Company’s business, undertaken during the fiscal quarter ended June 30, 2019. The Company intends to complete its divestiture of the Digital Marketing Business during the current fiscal year. This action resulted in the reclassification of the assets and liabilities comprising the Digital Marketing Business as assets and liabilities held for sale in the accompanying consolidated balance sheets, and a corresponding adjustment to consolidated statements of operations and cash flows to reflect discontinued operations, for all periods presented.
Net assets held-for-sale are recorded at the lower of carrying value or fair value less selling costs. The Company is required to reassess the carrying value on a quarterly basis. At December 31, 2019, the Company estimated fair value from a market participant perspective, which incorporates information obtained through ongoing negotiations with potential buyers, and determined that the carrying value was higher than the estimated fair value less selling costs.  As a result, the Company recorded a valuation allowance of $69.2 million at December 31, 2019. The valuation allowance is included in current assets held-for-sale in the consolidated balance sheets.
The following table summarizes the comparative financial results of discontinued operations which are presented as Net earnings from discontinued operations in the consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues	$84.8	$111.7	$170.5	$219.9

Expenses:
Cost of revenues	65.9	79.3	132.9	157.7
Selling, general and administrative expenses	10.5	7.6	21.6	14.7
Provision for valuation allowance	69.2	—	69.2	—
Restructuring expenses	—	0.1	—	1.5
Total expenses	145.6	87.0	223.7	173.9
Earnings (loss) before income taxes	(60.8)	24.7	(53.2)	46.0
Benefit from (provision for) income taxes	15.1	(6.4)	13.2	(11.9)
Net earnings (loss) from discontinued operations	$(45.7)	$18.3	$(40.0)	$34.1
The total assets and liabilities held for sale are stated separately in the consolidated balance sheets. Assets and liabilities held for sale were classified as current at December 31, 2019 and June 30, 2019 as it was probable that the sale would occur within one year as of those dates.

	December 31, 2019	June 30, 2019
Assets:
Current assets:
Accounts Receivable	$108.5	$121.9
Prepaid and other current assets	2.6	1.1
Total current assets	111.1	123.0
Property, plant and equipment, net	2.3	2.3
Goodwill	59.4	59.4
Intangible assets, net	39.7	35.6
Other assets	2.9	0.2
Total current assets held for sale	215.4	220.5

Liabilities:
Current liabilities:
Accounts payable	13.6	19.4
Deferred revenues	1.1	0.8
Accrued expenses and other current liabilities	34.9	26.0
Total current liabilities	49.6	46.2
Other liabilities	0.4	2.7
Total current liabilities held for sale	50.0	48.9

Net assets held for sale, at unadjusted carrying value(1)	165.4	171.6
Valuation allowance	(69.2)	—
Net assets held for sale, at fair value less selling costs	$96.2	$171.6

(1) Includes additional assets and liabilities that met the held-for-sale criteria at December 31, 2019.

Note 5. Revenue
Contract Balances. The Company receives payments from customers based upon contractual billing schedules. Payment terms can vary by contract but the period between invoicing and when payments are due is not significant. The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets, or contract liabilities, on the Company’s consolidated balance sheets. Unbilled receivables are recorded when the right to consideration becomes unconditional based only on the passage of time. Contract assets include amounts related to the Company's contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance. Contract assets and contract liabilities are recognized at the contract level.
The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2019	June 30, 2019
Accounts receivable (including unbilled receivables)	$320.9	$290.4

Short-term contract assets (included in other current assets)	30.3	29.9
Long-term contract assets (included in other assets)	22.3	20.2
Short-term contract liabilities (included in short-term deferred revenue)	(119.7)	(124.8)
Long-term contract liabilities (included in long-term deferred revenue)	(72.5)	(68.4)
Net contract assets/(liabilities)	$(139.6)	$(143.1)

During the six months ended December 31, 2019, the Company recognized $148.9 million of revenue upon satisfaction of performance obligations and invoiced and reclassified $26.7 million to accounts receivable. These amounts were included in the net contract assets or liabilities balance as of June 30, 2019. The Company had no asset impairment charges related to contract assets in the periods presented.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company's assessment of whether an estimate of variable consideration is constrained. For the six months ended December 31, 2019, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.
Remaining Performance Obligations. As of December 31, 2019, the Company had 3.0 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize remaining performance obligations as revenue as follows:

December 31, 2019
Six months ending June 30, 2020	$670.0
Twelve months ending June 30, 2021	940.0
Twelve months ending June 30, 2022	640.0
Twelve months ending June 30, 2023	410.0
Thereafter	360.0
Total remaining performance obligations	$3,020.0

The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
Costs to Obtain and Fulfill a Contract. The Company capitalizes certain contract acquisition costs consisting primarily of commissions incurred when contracts are signed. The Company does not capitalize commissions related to contracts with a duration of less than one year; such commissions are expensed within selling, general and administrative expenses when incurred. Costs to fulfill contracts are capitalized when such costs are direct, incremental, and related to transition or installation activities for hosted software solutions. Capitalized costs to fulfill primarily include travel and employee compensation and benefit related costs for the Company's implementation and training teams. Capitalized costs to obtain a contract and most costs to fulfill a contract are amortized over a period of five years which represents the expected period of benefit of these costs. In instances where the contract term is significantly less than five years, costs to fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.
As of December 31, 2019 and June 30, 2019, the Company capitalized contract acquisition and fulfillment costs from continuing operations of $205.9 million and $200.4 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the six months ended December 31, 2019 and 2018, the Company recognized cost amortization of $40.6 million and $39.2 million, respectively, and there were no significant impairment losses.
Note 6. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a business transformation plan that was completed at the end of fiscal 2019. Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2019 and June 30, 2019. The following table summarizes restructuring accrual activity for the six months ended December 31, 2019:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2019	$9.4	$0.1	$9.5
Cash payments	(4.6)	—	(4.6)
Non-cash and other adjustments	(0.3)	(0.1)	(0.4)
Foreign exchange	(0.1)	—	(0.1)
Balance as of December 31, 2019	$4.4	$—	$4.4

Note 7. Earnings per Share
The numerator for basic and diluted earnings per share is net earnings attributable to CDK. The denominator for basic and diluted earnings per share is based on the weighted-average number of shares of the Company's common stock outstanding during the applicable reporting periods. Diluted earnings per share also reflects the dilutive effect of unexercised in-the-money stock options and unvested restricted stock.
Net earnings allocated to participating securities were not significant for the three and six months ended December 31, 2019 and 2018.

The following table summarizes the components of earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net earnings from continuing operations attributable to CDK	$68.0	$70.7	$144.3	$145.2
Net earnings (loss) from discontinued operations	(45.7)	18.3	(40.0)	34.1
Net earnings attributable to CDK	$22.3	$89.0	$104.3	$179.3

Weighted-average shares outstanding:
Basic	121.6	126.8	121.5	128.2
Effect of employee stock options	0.1	0.2	0.1	0.2
Effect of employee restricted stock	0.4	0.5	0.5	0.7
Diluted	122.1	127.5	122.1	129.1

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.56	$0.56	$1.19	$1.13
Discontinued operations	(0.38)	0.14	(0.33)	0.27
Total net earnings attributable to CDK per share - basic	$0.18	$0.70	$0.86	$1.40

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.55	$0.56	$1.18	$1.13
Discontinued operations	(0.37)	0.14	(0.33)	0.26
Total net earnings attributable to CDK per share - diluted	$0.18	$0.70	$0.85	$1.39

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Stock-based awards	0.9	0.8	1.0	0.4

Note 8. Goodwill and Intangible Assets
Changes in goodwill for the six months ended December 31, 2019 were as follows:

	CDKNA	CDKI	Total
Balance as of June 30, 2019	$1,000.3	$356.0	$1,356.3
Currency translation adjustments	0.2	7.8	8.0
Balance as of December 31, 2019	$1,000.5	$363.8	$1,364.3
The Company performs its annual impairment testing for goodwill balances as of April 1 each year; however, the Company may test for impairment between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may fall below its carrying amount. During the first six month of fiscal 2020, there were no events or changes in circumstances that indicated a need to reassess impairment before the annual test date.

Components of intangible assets, net from continuing operations were as follows:

	December 31, 2019			June 30, 2019
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$277.4	$(141.5)	$135.9	$250.8	$(126.7)	$124.1
Customer lists	197.3	(105.3)	92.0	196.6	(100.2)	96.4
Trademarks	7.5	(3.4)	4.1	7.5	(3.1)	4.4
Other intangibles	3.2	(2.5)	0.7	3.2	(2.2)	1.0
	$485.4	$(252.7)	$232.7	$458.1	$(232.2)	$225.9

Other intangibles primarily consist of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 7 years (3 years for software and software licenses, 13 years for customer lists, and 6 years for trademarks).
Amortization of intangible assets was $10.7 million and $9.2 million for the three months ended December 31, 2019 and 2018, respectively, and $20.1 million and $14.8 million for the six months ended December 31, 2019 and 2018, respectively. During the six months ended December 31, 2018, in addition to the amortization of intangible assets, the Company recorded impairment charges of $14.9 million.
Estimated amortization expenses of the Company's intangible assets as of December 31, 2019 were as follows:

Amount
Six months ending June 30, 2020	$19.6
Twelve months ending June 30, 2021	44.8
Twelve months ending June 30, 2022	44.4
Twelve months ending June 30, 2023	31.6
Twelve months ending June 30, 2024	18.5
Twelve months ending June 30, 2025	13.2
Thereafter	60.6
$232.7

Note 9. Debt
Debt comprised of the following:

	December 31, 2019	June 30, 2019
Revolving credit facility, matures 2023	$90.0	$—
Three year term loan facility, due 2021	300.0	300.0
Five year term loan facility, due 2023	281.3	288.8
3.30% senior notes, due 2019	—	250.0
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
5.250% senior notes due 2029	500.0	500.0
Finance lease liabilities	17.1	19.9
Unamortized debt financing costs	(26.1)	(28.5)
Total debt and finance lease liabilities	$2,762.3	$2,930.2
Current maturities of long-term debt and finance lease liabilities	21.1	270.8
Total long-term debt and finance lease liabilities	$2,741.2	$2,659.4

The Company's aggregate scheduled maturities of the long-term debt as of December 31, 2019 were as follows:

Amount
Twelve months ending December 31, 2020	$15.0
Twelve months ending December 31, 2021	315.0
Twelve months ending December 31, 2022	15.0
Twelve months ending December 31, 2023	326.3
Twelve months ending December 31, 2024	500.0
Thereafter	1,600.0
Total debt	2,771.3
Unamortized debt financing costs	(26.1)
Total debt, net of unamortized debt financing costs	$2,745.2

Revolving Credit Facility. On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility (the "revolving credit facility"). The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were $150.0 million and $371.9 million for the three months ended December 31, 2019 and 2018, respectively, and $75.2 million and $211.2 million for the six months ended December 31, 2019 and 2018, respectively.
Term Loan Facilities. The three year term loan facility due 2021 and the five year term loan facility due 2023 had interest rates per annum of 3.30% and 3.43%, respectively, as of December 31, 2019.
London Interbank Market (“LIBOR”) Transition. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of the revolving credit facility and the five year term loan. If LIBOR is no longer widely available, the Company will pursue alternative interest rate calculations in its revolving credit facility and five year term loan agreements. However, if no alternative rate can be determined, the LIBOR rate component will no longer be utilized in determining the rates. As of December 31, 2019 and June 30, 2019, the hypothetical impact to the Company’s interest rates without utilizing the LIBOR rate component would not have had a material effect on either rate, thus the Company does not believe the discontinuation of LIBOR will have a material impact on its financial position and results of operations.

Restrictive Covenants and Other Matters. The revolving credit facility, the three year term loan facility, and the five year term loan facility are together referred to as the "credit facilities." The credit facilities contain various covenants and restrictive provisions that limit the Company's subsidiaries' ability to incur additional indebtedness, the Company's ability to consolidate or merge with other entities, and the Company's subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of the Company's subsidiaries to pay dividends. If the Company fails to perform the obligations under these and other covenants, the revolving credit facility could be terminated and any outstanding borrowings, together with accrued interest, under the credit facilities could be declared immediately due and payable. The credit facilities also have, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness the Company may have in an aggregate principal amount in excess of $75.0 million.
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

Finance Lease Liabilities. The Company has lease agreements for equipment, which are classified as finance lease liabilities. Refer to Note 10, Leases for scheduled maturities and additional information relating to finance lease liabilities.
Unamortized Debt Financing Costs. As of December 31, 2019 and June 30, 2019, gross debt issuance costs related to debt instruments were $41.3 million. Accumulated amortization was $15.2 million and $12.8 million as of December 31, 2019 and June 30, 2019, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded within interest expense on the consolidated statements of operations.
Note 10. Leases
Adoption of ASC 842. On July 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method whereby prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for the prior period. The Company elected the package of practical expedients permitted under the transition guidance for all leases (where the Company is a lessee or a lessor), which allowed the Company to adopt ASC 842 without reassessing whether arrangements contain leases, the lease classification, and the determination of initial direct cost.
Upon adoption on July 1, 2019, the Company recognized right-of-use ("ROU") assets inclusive of finance leases, net of prepaids, incentives and impairments, of $68.2 million, and lease liabilities of $76.8 million in the Company's consolidated balance sheets. At adoption, there was no impact on the Company’s statements of operations, cash flows, and stockholders' deficit.
Significant Judgments. The Company has lease arrangements where the Company acts as either a lessee or a lessor. The Company applies significant judgment in order to determine if an arrangement contains a lease, to assess which party retains a material amount of economic benefit from the underlying asset, and to determine which party holds control over the direction and use of the asset. The Company also applies significant judgment to determine whether the Company will exercise renewal options, to identify substantive substitution rights over the asset, to determine the incremental borrowing rate, and to estimate the fair value of the leased asset.
CDK as a Lessee. The Company has obligations under lease arrangements mainly for facilities, equipment, data centers, and vehicles. These leases have original lease periods expiring between 2019 and 2027. The Company classifies leases as finance leases when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that the Company is reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. When none of these criteria are met, the Company classifies leases as operating leases.
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
For the three and six months ended December 31, 2019, the Company recorded lease expense of $4.1 million and $9.4 million within cost of revenues, respectively, $4.4 million and $8.4 million within selling, general and administrative expenses, respectively, and $0.2 million and $0.4 million within interest expense, respectively, on the consolidated statements of operations. The following table summarizes the components of net lease expense:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Leases classified as finance:
Amortization of ROU assets	$1.3	$3.0
Interest on lease liabilities	0.2	0.4
Leases classified as operating:
Lease expense	4.0	8.7
Sublease income (gross basis)	(0.3)	(0.4)
Unclassified leases:
Short-term lease expense (including lease term of one month or less)	0.8	2.0
Variable lease expense	2.3	4.5
Total net lease expense	$8.3	$18.2

For the three and six months ended December 31, 2018, rent expense related to operating leases under previous accounting guidance was $7.6 million and $17.2 million, respectively. The following table presents supplemental information related to leases:

Six Months Ended December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows paid for operating leases	$9.1
Operating cash flows paid for interest portion of finance leases	0.4
Finance cash flows paid for principal portion of finance leases	3.0
ROU assets obtained in exchange for new operating lease liabilities	18.8
ROU assets obtained in exchange for new finance lease liabilities	0.1

As of December 31, 2019, the weighted-average remaining lease term was 5.4 years for operating leases and 3 years for finance leases; and the weighted-average discount rate was 3.7% for operating leases and 4.6% for finance leases. The following table presents supplemental balance sheet information related to leases as of December 31, 2019:

	Operating Leases	Finance Leases
ROU assets, net (1)	$59.3	$16.4

Lease liabilities, current (2)	9.3	6.1
Lease liabilities, non-current (3)	57.1	11.0
Total lease liabilities	$66.4	$17.1
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

The following table presents maturity analysis of lease liabilities as of December 31, 2019:

	Operating Leases	Finance Leases
Six months ending June 30, 2020	$10.0	$3.5
Twelve months ending June 30, 2021	17.8	6.1
Twelve months ending June 30, 2022	15.5	5.1
Twelve months ending June 30, 2023	11.4	3.5
Twelve months ending June 30, 2024	9.2	0.1
Twelve months ending June 30, 2025	7.7	—
Thereafter	10.5	—
Total undiscounted lease payments	$82.1	$18.3
Less: imputed interest	(7.8)	(1.2)
Less: lease incentive receivable	(7.9)	—
Total lease liabilities	$66.4	$17.1

The Company did not have any material minimum lease payments for executed leases that have not yet commenced as of December 31, 2019.
Minimum operating lease commitments as of June 30, 2019 and accounted for under previous lease guidance were as follows:

Amount
Twelve months ending June 30, 2020	$16.7
Twelve months ending June 30, 2021	13.9
Twelve months ending June 30, 2022	12.5
Twelve months ending June 30, 2023	8.9
Twelve months ending June 30, 2024	6.9
Thereafter	15.8
Total minimum operating lease liabilities	$74.7

CDK as a Lessor. The Company’s hardware-as-a-service arrangements, in which the Company provides customers continuous access to CDK owned hardware, such as networking and telephony equipment and laser printers, are accounted for as sales-type leases under ASC 842, primarily because they do not contain substantive substitution rights. Since the Company elected to not reassess prior conclusions related to arrangements containing leases, the lease classification, and the initial direct costs, only hardware leases that commenced or are modified on or subsequent to July 1, 2019, are accounted for under ASC 842. Historically, the Company has accounted for these arrangements as a distinct performance obligation under the revenue recognition guidance and recognized revenue over the term of the arrangement. Sales-type lease arrangements follow the Company’s customary contracting practices and, generally, include a fixed monthly fee for the lease and non-lease components for the duration of the contract term. The Company does not typically provide renewal, termination or purchase options to its customers.
The Company recognizes net investment in sales-type leases based on the present value of the lease receivable when collectibility is probable. The Company accounts for lease and non-lease components such as maintenance costs, separately. Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers.
The following summarizes components of net lease income reported within the consolidated statements of operations:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Revenues (1)	$5.9	$15.8
Cost of revenues	(7.4)	(15.2)
Interest income	0.2	0.2
Total lease income (loss)	$(1.3)	$0.8
(1) Revenues from lease components are included within Other revenue

As of December 31, 2019, the carrying value of the Company’s lease receivable reported in accounts receivable, net and other assets within the consolidated balance sheets was $4.1 million and $10.3 million, respectively. The following table presents maturity analysis of the lease payments the Company expects to receive as of December 31, 2019:

Amount
Six months ending June 30, 2020	$2.3
Twelve months ending June 30, 2021	4.2
Twelve months ending June 30, 2022	3.7
Twelve months ending June 30, 2023	2.8
Twelve months ending June 30, 2024	2.3
Twelve months ending June 30, 2025	0.6
Thereafter	—
Total undiscounted cash flows to be received	$15.9
Less: imputed interest	1.5
Total lease receivable	$14.4

Note 11. Stock-Based Compensation
The following table represents stock-based compensation expense and the related income tax benefits for the three months ended and six months ended December 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Cost of revenues	$0.6	$0.3	$0.9	$0.6
Selling, general and administrative expenses	8.0	2.9	10.6	5.6
Total stock-based compensation expense	$8.6	$3.2	$11.5	$6.2

Income tax benefit	$2.4	$0.5	$2.9	$1.3

Stock-based compensation expense for the three months ended December 31, 2019 and 2018 consisted of $6.7 million and $2.9 million of expense related to equity classified awards and $1.9 million and $0.3 million of expense related to liability classified awards, respectively. Stock-based compensation expense for the six months ended December 31, 2019 and 2018 consisted of $10.4 million and $6.4 million of expense related to equity classified awards and $1.1 million of expense and $0.2 million of income related to liability classified awards, respectively. Total stock based compensation expense during the three and six months ended December 31, 2019 was impacted by changes in fair value of liability classified awards due to Company's stock price fluctuations and $3.9 million benefit for awards that were forfeited related to an officer's transition during prior year.
As of December 31, 2019, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $5.2 million, $54.2 million, and $0.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.5 years, 2.0 years, and 0.7 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2019 to December 31, 2019 consisted of the following:
Time-Based Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2019	794	$46.47
Options granted	334	47.13
Options exercised	(136)	36.42
Options canceled	(103)	58.75
Options outstanding as of December 31, 2019	889	$46.85

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
Performance - Based Stock Options. There were no grants of performance-based stock options during the three and six months ended December 31, 2019.
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2019	145	408
Restricted shares/units granted	—	539
Restricted shares/units vested	(122)	(113)
Restricted shares/units forfeited	(4)	(41)
Non-vested restricted units/shares as of December 31, 2019	19	793

Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2019	414
Restricted units granted	378
Restricted units forfeited	(36)
Non-vested restricted units as of December 31, 2019	756

The Monte Carlo simulation model used to determine the grant date fair value of the 378 thousand three-year performance based restricted stock units granted in the six months ended December 31, 2019 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 24.69% and a risk-free interest rate of 1.67%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
Note 12. Income Taxes
Valuation Allowances. The Company had valuation allowances of $25.1 million and $10.3 million as of December 31, 2019 and June 30, 2019, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During three months ended December 31, 2019, the valuation allowance balance increase of $14.8 million is related to the capital gain the Company previously expected to recognize in conjunction with the sale of the assets of the Digital Marketing Business which are classified as held for sale in the fourth quarter of fiscal 2019. In the second quarter of fiscal 2020, the expected fair value of the asset group decreased and the mix of assets to be sold changed. As a result, a capital gain is no longer expected to be recognized.
Unrecognized Income Tax Benefits. As of December 31, 2019 and June 30, 2019, the Company had unrecognized income tax benefits of $8.5 million and $7.8 million, respectively, of which $7.7 million and $7.0 million, respectively, would impact the effective tax rate if recognized. During the six months ended December 31, 2019, the Company increased its unrecognized income tax benefits related to current tax positions by $0.7 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained.

Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2019 and 2018 was 38.2% and 24.8%, respectively. The effective tax rate for the three months ended December 31, 2019 was impacted by $14.8 million of tax expense from the increase in valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company does not expect to utilize and $0.1 million excess tax benefit from stock-based compensation. The effective tax rate for the three months ended December 31, 2018 was impacted by $1.2 million excess tax expense from stock-based compensation. The effective tax rate increase from December 31, 2018 to December 31, 2019 is also impacted by the mix of earnings by jurisdiction.
The effective tax rate for the six months ended December 31, 2019 and 2018 was 31.7% and 26.6%, respectively. The effective tax rate for the six months ended December 31, 2019 was impacted by $14.8 million of tax expense from the increase in valuation allowance as discussed above, $1.2 million of one-time tax benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Cuts and Job Act ("Tax Reform Act"), and $0.7 million excess tax expense from stock-based compensation. The effective tax rate for the six months ended December 31, 2018 was impacted by an estimated one-time tax expense of $3.4 million from a revaluation of deferred tax assets associated with executive compensation as a result of the Tax Reform Act and $0.7 million of excess tax benefits from stock-based compensation.
Note 13. Commitments and Contingencies
Legal Proceedings. From time to time, the Company is subject to various claims and is involved in various legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business activities, including those noted in this section. Although management at present has no basis to conclude that the ultimate outcome of these proceedings, individually and in the aggregate, will materially harm the Company's financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on the Company's business, results of operations, financial position, and overall trends. The Company might also conclude that settling one or more such matters is in the best interests of its stockholders, employees, and customers, and any such settlement could include substantial payments.
Competition Matters. The Company is currently involved in, or where indicated, has settled, the following antitrust lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective DMS, and that seek, among other things, treble damages and injunctive relief. These lawsuits have been transferred to, or filed in, the U.S. District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings as part of a multi-district litigation proceeding (“MDL”).
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

The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company’s settlement with Cox and MVSC, and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. In the fourth quarter of 2019, the Company recorded a litigation provision of $90 million. As of December 31, 2019, the litigation liability was $57 million related to the remaining unsettled cases. This estimated loss is based upon currently available information and represents the Company’s best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) discovery is ongoing and significant factual issues remain to be resolved; (iii) expert discovery with respect to, among other things, alleged antitrust injury and damages is not sufficiently advanced; (iv) the absence of productive settlement discussions to date with plaintiffs other than Cox and MVSC; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company’s estimate does not incorporate or reflect the potential value of the Company’s counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
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
Other Commitments and Contingencies. In the normal course of business, the Company may enter into contracts in which the Company makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.
The Company has provided approximately $27.8 million of guarantees as of December 31, 2019 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $2.4 million in letters of credit outstanding as of December 31, 2019 primarily in connection with insurance programs and its foreign subsidiaries.
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

Revenues by category by segment were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
CDKNA
Subscription	$336.8	$330.0	$669.2	$630.9
On-site license and installation	3.0	2.8	5.1	4.2
Transaction	39.8	38.3	82.5	79.3
Other	38.6	35.6	79.1	60.0
Total CDKNA	418.2	406.7	835.9	774.4
CDKI
Subscription	68.2	61.2	135.9	127.8
On-site license and installation	8.8	7.5	13.3	15.5
Other	4.4	3.3	9.1	7.3
Total CDKI	81.4	72.0	158.3	150.6
Total	$499.6	$478.7	$994.2	$925.0
Earnings (Loss) before income taxes by segment were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
CDKNA	$151.8	$147.4	$296.0	$305.9
CDKI	15.9	9.5	31.1	28.3
Other	(54.7)	(60.3)	(110.1)	(131.1)
Total earnings before income taxes	$113.0	$96.6	$217.0	$203.1

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

RESULTS OF OPERATIONS
Executive Overview. CDK enables end-to-end automotive commerce across the globe. For over 40 years, we have served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 30,000 retail locations and most OEMs.
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
CDK North America. Through our CDKNA segment, we provide technology-based solutions, including our DMS products, a broad portfolio of layered software applications and services, a robust and secure interface to the DMS through our Partner Program, data management and business intelligence solutions, a variety of professional services, and a full range of customer support solutions. These solutions help automotive retailers, OEMs, consumers and other industry participants manage the acquisition, sale, financing, insuring, parts supply, and repair and maintenance of vehicles. Our solutions help our customers streamline their operations, better target and serve their customers, and enhance the financial performance of their retail operations. In addition to providing solutions to automotive retailers and OEMs, we also provide solutions to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.

CDK International. Through our CDKI segment, we provide automotive retailers with core DMS solutions and we offer automotive retailers and OEMs a variety of professional services, custom programming, consulting, implementation and training solutions, as well as a full range of customer support solutions in approximately 100 countries outside of the United States ("U.S.") and Canada. The solutions that we provide within this segment allow our customers to streamline their business operations and enhance their financial performance within their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Customers of this segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.
Business Process Modernization Program. As of July 1, 2019, we initiated a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, process, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We estimate the investment to implement this holistic business reform, including the design and implementation of a new enterprise resource planning ("ERP") system, will require investment of approximately $30 million over a three-year time horizon.
Business Transformation Plan. During fiscal year ended June 30, 2015, we initiated a three-year business transformation plan designed to increase operating efficiency and improve the cost structure of our global operations. The business transformation plan was completed at the end of our fiscal year ended June 30, 2019 (“fiscal 2019”). It produced significant benefits in our business performance. For additional information, refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 6, Restructuring."
Factors Affecting Comparability of Financial Results. On July 1, 2019, we adopted Accounting Standard Codification 842 "Leases," as amended ("ASC 842") using the modified retrospective transition method whereby prior comparative periods have not been restated. As a result, there are year-over-year variances discussed in the sections below that result from the change in timing of revenue and cost recognition for our Hardware as a Service ("HaaS") arrangements beginning in fiscal 2020. For additional information, refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 10, Leases."
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

On-site licenses and installation: DMS applications where the software is installed on-site at the customer's location and interrelated services such as installation.
Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.
Other: consulting and professional services, sales of hardware, and other miscellaneous revenues. After the adoption of ASC 842, Other revenues also includes leasing revenue from hardware provided to customers on a service basis under ASC 842, as hardware substitution rights are not considered substantive.
CDKI revenues are generated primarily from Subscription revenue, On-site licenses and installation revenue, and other revenue, as described above.
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

Key Performance Measures. We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business, and making operating and strategic decisions:
Dealer Management System Customer Sites. We track the number of retail customer sites that have an active DMS and sell vehicles in automotive and adjacent markets. This metric is an indicator of our opportunity set for generating subscription revenue. We consider a DMS to be active if we have billed a subscription fee for that solution during the most recently ended calendar month. Adjacent markets include heavy truck dealerships that provide vehicles to the over-the-road trucking industry, recreation dealerships in the motorcycle, marine, and recreational vehicle industries, and heavy equipment dealerships in the agriculture and construction equipment industries.
Average Revenue Per DMS Customer Site. Average revenue per DMS customer site is an indicator of the scope of adoption of our solutions by DMS customers. We monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current customer base through upgrading and expanding solutions. We calculate average revenue per DMS customer site by dividing the revenue generated from our solutions, in an applicable period, by the average number of DMS customer sites in the same period. The metric excludes subscription revenue generated by customers not included in our DMS customer site count as well as subscription revenue related to certain installation and training activities that is deferred then recognized as revenue over the life of the contract. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per DMS customer site, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.
Results of Operations. The following is a discussion of the results of our consolidated operations for the three and six months ended December 31, 2019 and 2018. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Revenues	$499.6	$478.7	$20.9	4%	$994.2	$925.0	$69.2	7%
Cost of revenues	235.9	230.6	5.3	2%	483.2	433.9	49.3	11%
Selling, general, and administrative expenses	115.6	115.1	0.5	—%	223.5	206.2	17.3	8%
Restructuring expenses	—	3.7	(3.7)	n/m	—	19.5	(19.5)	n/m
Total expenses	351.5	349.4	2.1	1%	706.7	659.6	47.1	7%
Operating earnings	148.1	129.3	18.8	15%	287.5	265.4	22.1	8%
Interest expense	(36.4)	(34.3)	(2.1)	6%	(74.1)	(66.5)	(7.6)	11%
Other income, net	1.3	1.6	(0.3)	(19)%	3.6	4.2	(0.6)	(14)%
Earnings before income taxes	113.0	96.6	16.4	17%	217.0	203.1	13.9	7%
Margin %	22.6%	20.2%			21.8%	22.0%
Provision for income taxes	(43.2)	(24.0)	(19.2)	80%	(68.8)	(54.0)	(14.8)	27%
Effective tax rate	38.2%	24.8%			31.7%	26.6%
Net earnings from continuing operations	69.8	72.6	(2.8)	(4)%	148.2	149.1	(0.9)	(1)%
Net earnings from discontinued operations	(45.7)	18.3	(64.0)	n/m	(40.0)	34.1	(74.1)	n/m
Net earnings	24.1	90.9	(66.8)	(73)%	108.2	183.2	(75.0)	(41)%
Less: net earnings attributable to noncontrolling interest	1.8	1.9	(0.1)	(5)%	3.9	3.9	—	—%
Net earnings attributable to CDK	$22.3	$89.0	$(66.7)	(75)%	$104.3	$179.3	$(75.0)	(42)%

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
Revenues. Revenues for the three months ended December 31, 2019 increased $20.9 million as compared to the three months ended December 31, 2018. CDKNA segment revenue increased by $11.5 million and CDKI segment revenues increased by $9.4 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $1.0 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Danish krone, Chinese yuan, and South African rand against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended December 31, 2019 increased by $5.3 million as compared to the three months ended December 31, 2018. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $0.6 million. Cost of revenues increased due to higher costs relating to investments in strategic growth initiatives, due to post-ASC 842 change in the timing of cost recognition for our HaaS arrangements, an increase in employee-related costs, and an increase in depreciation and amortization resulted from capitalized software additions. These increases were partially offset by the impairment charge taken related to certain intangibles assets during second quarter of prior year. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $15.7 million and $23.7 million for the three months ended December 31, 2019 and 2018, respectively, representing 3.1% and 5.0% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2019 increased by $0.5 million compared to the three months ended December 31, 2018. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $0.3 million. Selling, general and administrative expenses increased due to higher stock-based compensation expense resulted from Company's stock price fluctuations and a benefit received for awards that were forfeited during prior year, and cost related to the business process modernization program that began during fiscal 2020; partially offset by the expenses incurred prior year related to the business transformation plan which was completed at the end of the prior year, officer transition expense, transaction and integration-related expenses, and lower legal and other expenses related to regulatory and competition matters.
Restructuring Expenses. Restructuring expenses for the three months ended December 31, 2019 decreased by $3.7 million as compared to the three months ended December 31, 2018 and relates to the business transformation plan we completed during the prior year.
Interest Expense. Interest expense for the three months ended December 31, 2019 increased by $2.1 million as compared to the three months ended December 31, 2018 largely due to higher average debt levels in fiscal 2020 compared to fiscal 2019.
Other Income, net. Other income, net for the three months ended December 31, 2019 decreased by $0.3 million compared to the three months ended December 31, 2018 due primarily to fluctuations in foreign exchange gains and losses.
Provision for Income Taxes. The effective tax rate for three months ended December 31, 2019 and 2018 was 38.2% and 24.8%, respectively. The effective tax rate for the three months ended December 31, 2019 was impacted by $14.8 million of tax expense from the increase in valuation allowance for capital loss carryforward credits which was triggered by a change in estimate of the expected capital gain associated with the sale of the assets of the Digital Marketing Business and $0.1 million excess tax benefit from stock-based compensation. The effective tax rate for the three months ended December 31, 2018 was impacted by $1.2 million excess tax expense from stock-based compensation. The effective tax rate increase from December 31, 2018 to December 31, 2019 is also impacted by the mix of earnings by jurisdiction.
Net earnings from Discontinued Operations. Net earnings from discontinued operations reflect the results of the Digital Marketing Business. During the three months ended December 31, 2019, the Digital Marketing Business was impacted by a $69.2 million increase in the valuation allowance for assets held-for-sale. In addition, the Digital Marketing Business generated lower earnings due to a decline in our advertising business revenues which were impacted by a reduction in OEM-funded advertising placements, dealer spend, and decline in our website business revenues. The unfavorable effects of these items were partially offset by a net tax benefit.
Net earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended December 31, 2019 decreased $66.7 million as compared to the three months ended December 31, 2018. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.

Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018
Revenues. Revenues for the six months ended December 31, 2019 increased $69.2 million as compared to the six months ended December 31, 2018. CDKNA segment revenues increased by $61.5 million and CDKI segment revenues increased by $7.7 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $4.6 million. The foreign exchange rate impact was primarily due to the strength of the Euro, Canadian dollar, British pound, Danish krone, and South African rand against the U.S. dollar.
Cost of Revenues. Cost of revenues for the six months ended December 31, 2019 increased by $49.3 million as compared to the six months ended December 31, 2018. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $2.4 million. Cost of revenues increased due to the Elead acquisition including higher amortization of acquired intangible assets, higher costs relating to investments in strategic growth initiatives, due to post-ASC 842 change in the timing of cost recognition for our HaaS arrangements, an increase in employee related costs, higher transaction and integration-related costs, and an increase in depreciation and amortization resulted from capitalized software additions. These increases were partially offset by the impairment charge taken related to certain intangibles assets during second quarter of prior year. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $37.8 million and $40.4 million for the six months ended December 31, 2019 and 2018, respectively, representing 3.8% and 4.4% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2019 increased by $17.3 million compared to the six months ended December 31, 2018. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $1.3 million. Selling, general and administrative expenses increased due to higher stock-based compensation expense resulted from Company's stock price fluctuations and a benefit received for awards that were forfeited during prior year, cost related to the business process modernization program that began during fiscal 2020, and higher legal and other expenses related to regulatory and competition matters; partially offset by the expenses incurred prior year related to the business transformation plan which was completed at the end of the prior year, and officer transition expense.
Restructuring Expenses. Restructuring expenses for the six months ended December 31, 2019 decreased by $19.5 million as compared to the six months ended December 31, 2018 and relates to the business transformation plan we completed during the prior year.
Interest Expense. Interest expense for the six months ended December 31, 2019 increased by $7.6 million as compared to the six months ended December 31, 2018 largely due to higher average debt levels in fiscal 2020 compared to fiscal 2019.
Other Income, net. Other income, net for the six months ended December 31, 2019 decreased by $0.6 million as compared to the six months ended December 31, 2018 due primarily to fluctuations in foreign exchange gains and losses.
Provision for Income Taxes. The effective tax rate for the six months ended  December 31, 2019 and 2018 was 31.7% and 26.6%, respectively. The effective tax rate for the six months ended December 31, 2019 was impacted by $14.8 million of tax expense from the increase in valuation allowance for capital loss carryforward credits which was triggered by a change in estimate of the expected capital gain associated with the sale of the assets of the Digital Marketing Business, $1.2 million of one-time tax benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act, and $0.7 million excess tax expense from stock-based compensation. The effective tax rate for the six months ended December 31, 2018 was impacted by an estimated one-time tax expense of $3.4 million for a revaluation of deferred tax assets associated with executive compensation as a result of the Tax Reform Act and $0.7 million of excess tax benefits from stock-based compensation.
Net Earnings from Discontinued Operations. Net earnings from discontinued operations reflect the results of the Digital Marketing Business. During the six months ended December 31, 2019, the Digital Marketing Business was impacted by a $69.2 million increase in the valuation allowance on assets held-for-sale. In addition, the Digital Marketing Business generated lower earnings due to a decline in our advertising business revenues which were impacted by a reduction in OEM-funded advertising placements, dealer spend, and decline in our website business revenues. The unfavorable effects of these items were partially offset by a net tax benefit.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the six months ended December 31, 2019 decreased $75.0 million as compared to the six months ended December 31, 2018. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.

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
We use adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, adjusted EBITDA and adjusted EBITDA margin internally to evaluate our performance on a consistent basis because the measures adjust for the impact of certain items that we believe do not directly reflect our underlying operations. By adjusting for these items, we believe we have more precise inputs for use as factors in (i) our budgeting process, (ii) financial and operational decisions, (iii) evaluations of ongoing segment and overall operating performance on a consistent period-to-period basis and relative to our competitors, (iv) target leverage calculations, (v) debt covenant calculations, and (vi) incentive-based compensation decisions.
We believe our non-GAAP financial measures are helpful to users of the financial statements because they (i) provide investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permit investors to view performance using the same tools that management uses, and (iii) provide supplemental information that may be useful to investors in evaluating our ongoing operating results on a consistent basis. We believe that the presentation of these non-GAAP financial measures, when considered in addition to the corresponding GAAP financial measures and the reconciliations to those measures disclosed below, provides investors with a better understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
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
We incorporated additional adjustments within our calculations of non-GAAP financial measures where management has deemed it appropriate to better reflect our underlying operations. These adjustments are inconsistent in amount and frequency and do not directly reflect our underlying operations. Therefore, management believes that excluding such information provides us with a better understanding of our ongoing operating performance across periods. Prior period information has been revised to conform to the current presentation.
Fiscal 2020 Modifications to Our Adjustments. As of July 1, 2019, we initiated a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, process, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We estimate the investment to implement this holistic business reform, including the design and implementation of a new ERP system, will require investment of approximately $30 million over a three-year time horizon. In connection with our initiation of the business process modernization program, we have modified our presentations of adjusted net earnings attributable to CDK, adjusted diluted net earnings attributable to CDK per share, and adjusted EBITDA because such costs do not directly reflect our underlying operations.
Consolidated Non-GAAP Results. The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Revenues (1)	$499.6	$478.7	$20.9	4%	$994.2	$925.0	$69.2	7%
Impact of exchange rates	1.0	—	1.0		4.6	—	4.6
Constant currency revenues	$500.6	$478.7	$21.9	5%	$998.8	$925.0	$73.8	8%

Earnings before income taxes (1)	$113.0	$96.6	$16.4	17%	$217.0	$203.1	$13.9	7%
Margin %	22.6%	20.2%			21.8%	22.0%
Total stock-based compensation (1) (2)	8.6	3.2	5.4		11.5	6.2	5.3
Amortization of acquired intangible assets (1) (3)	3.9	4.9	(1.0)		7.9	6.8	1.1
Transaction and integration-related expenses (1) (4)	—	1.9	(1.9)		8.5	3.7	4.8
Legal and other expenses related to regulatory and competition matters (5)	4.8	7.6	(2.8)		12.2	9.3	2.9
Business process modernization program (6)	3.3	—	3.3		7.6	—	7.6
Restructuring expenses (1) (7)	—	3.7	(3.7)		—	19.5	(19.5)
Other business transformation expenses (1) (7)	—	3.7	(3.7)		—	8.6	(8.6)
Impairment of intangible assets (8)	—	14.9	(14.9)		—	14.9	(14.9)
Officer transition expense (9)	—	5.2	(5.2)		—	5.2	(5.2)
Adjusted earnings before income taxes	$133.6	$141.7	$(8.1)	(6)%	$264.7	$277.3	$(12.6)	(5)%
Adjusted margin %	26.7%	29.6%			26.6%	30%
Impact of exchange rates	0.1	—	0.1		0.9	—	0.9
Constant currency adjusted earnings before income taxes	$133.7	$141.7	$(8.0)	(6)%	$265.6	$277.3	$(11.7)	(4)%

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Provision for income taxes (1)	$43.2	$24.0	$19.2	80%	$68.8	$54.0	$14.8	27%
Effective tax rate	38.2%	24.8%			31.7%	26.6%
Income tax effect of pre-tax adjustments (10)	5.3	9.4	(4.1)		11.3	18.3	(7.0)
Increase in valuation allowance(11)	(14.8)	—	(14.8)		(14.8)	—	(14.8)
Impact of U.S tax reform (12)	—	—	—		1.2	(3.4)	4.6
Adjusted provision for income taxes (1)	$33.7	$33.4	$0.3	1%	$66.5	$68.9	$(2.4)	(3)%
Adjusted effective tax rate	25.2%	23.6%			25.1%	24.8%

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Net earnings	$24.1	$90.9	$(66.8)	(73)%	$108.2	$183.2	$(75.0)	(41)%
Less: net earnings attributable to noncontrolling interest	1.8	1.9			3.9	3.9
Net earnings attributable to CDK	$22.3	$89.0	$(66.7)	(75)%	$104.3	$179.3	$(75.0)	(42)%
Net earnings from discontinued operations (13)	45.7	(18.3)	64.0		40.0	(34.1)	74.1
Total stock-based compensation (1) (2)	8.6	3.2	5.4		11.5	6.2	5.3
Amortization of acquired intangible assets (1) (3) (14)	3.8	4.8	(1.0)		7.7	6.6	1.1
Transaction and integration-related expenses (1) (4)	—	1.9	(1.9)		8.5	3.7	4.8
Legal and other expenses related to regulatory and competition matters(5)	4.8	7.5	(2.7)		12.2	9.2	3.0
Business process modernization program (6)	3.3	—	3.3		7.6	—	7.6
Restructuring expenses (1) (7) (14)	—	3.7	(3.7)		—	19.4	(19.4)
Other business transformation expenses (1) (7)	—	3.7	(3.7)		—	8.6	(8.6)
Impairment of intangible assets (8)	—	14.9	(14.9)		—	14.9	(14.9)
Officer transition expense (9)	—	5.2	(5.2)		—	5.2	(5.2)
Income tax effect of pre-tax adjustments (10)	(5.3)	(9.4)	4.1		(11.3)	(18.3)	7.0
Increase in valuation allowance (11)	14.8	—	14.8		14.8	—	14.8
Impact of U.S tax reform (12)	—	—	—		(1.2)	3.4	(4.6)
Adjusted net earnings attributable to CDK (1)	$98.0	$106.2	$(8.2)	(8)%	$194.1	$204.1	$(10.0)	(5)%

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Diluted earnings attributable to CDK per share	$0.18	$0.70	$(0.52)	(74)%	$0.85	$1.39	$(0.54)	(39)%
Net earnings from discontinued operations (13)	0.37	(0.14)	0.51		0.33	(0.26)	0.59
Total stock-based compensation (1) (2)	0.07	0.02	0.05		0.10	0.05	0.05
Amortization of acquired intangible assets (1) (3) (14)	0.03	0.03	—		0.06	0.05	0.01
Transaction and integration-related expenses (1) (4)	—	0.01	(0.01)		0.07	0.03	0.04
Legal and other expenses related to regulatory and competition matters (5)	0.04	0.06	(0.02)		0.10	0.07	0.03
Business process modernization program (6)	0.03	—	0.03		0.06	—	0.06
Restructuring expenses (1) (7) (14)	—	0.03	(0.03)		—	0.15	(0.15)
Other business transformation expenses (1) (7)	—	0.03	(0.03)		—	0.07	(0.07)
Impairment of intangible assets (8)	—	0.12	(0.12)		—	0.12	(0.12)
Officer transition expense (9)	—	0.04	(0.04)		—	0.04	(0.04)
Income tax effect of pre-tax adjustments (10)	(0.04)	(0.07)	0.03		(0.09)	(0.14)	0.05
Increase in valuation allowance (11)	0.12	—	0.12		0.12	—	0.12
Impact of U.S tax reform (12)	—	—	—		(0.01)	0.03	(0.04)
Adjusted diluted earnings attributable to CDK per share	$0.80	$0.83	$(0.03)	(4)%	$1.59	$1.58	$0.01	1%

Weighted-average common shares outstanding:
Diluted	122.1	127.5			122.1	129.1
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
(6) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, process, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The investment to implement this holistic business reform, including the design and implementation of a new ERP system will be completed over a three-year time horizon. The expense is included within cost of revenues and selling, general and administrative expenses.
(7) Restructuring expense recognized in connection with our business transformation plan. Other business transformation expenses incurred in connection with our business transformation plan and included within cost of revenues and selling, general and administrative expenses.
(8) Impairment of intangible assets consists of the write-off of certain intangible assets within the CDKNA segment and is reported within cost of revenues.
(9) Officer transition expense includes severance expense in connection with officer departure included within selling, general and administrative expenses.
(10) Income tax effect of pre-tax adjustments calculated at the annual effective tax rate.
(11) Increase in valuation allowance associated with a deferred tax asset for a capital loss carryfoward which the Company does not expect to utilize.
(12) A one-time tax benefit of $1.2 million for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings during the six months ended December 31, 2019 and a one-time tax expense of $3.4 million for a revaluation of deferred tax assets associated with executive compensation during the six months ended December 31, 2018, both of which are resulting from Tax Reform.
(13) Net earnings from discontinued operations associated with our plan to divest the Digital Marketing Business.
(14) The portion of expense related to noncontrolling interest of $0.1 million has been removed from amortization of acquired intangible assets during the three months ended December 31, 2019; and $0.2 million has been removed from amortization of acquired intangible assets during the six months ended December 31, 2019. The portion of expense related to noncontrolling interest of $0.1 million and $0.1 million has been removed from amortization of acquired intangible assets and legal and other expenses related to regulatory and competition matters, respectively, during the three months ended December 31, 2018; and $0.1 million, $0.2 million, and $0.1 million has been removed from restructuring expenses, amortization of acquired intangible assets, and legal and other expenses related to regulatory and competition matters, respectively, during the six months ended December 31, 2018.

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended December 31, 2019 decreased $8.1 million as compared to the three months ended December 31, 2018. Adjusted margin decreased from 29.6% to 26.7%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $0.1 million. Adjusted earnings before income taxes were unfavorably impacted by higher investments in strategic growth initiatives, an increase in employee-related costs, depreciation and amortization resulted from capitalized software additions, and due to a decrease in Partner Program revenues; partially offset by growth in core business.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended December 31, 2019 was 25.2% as compared to 23.6% for the three months ended December 31, 2018. The effective tax rate increase from December 31, 2018 to December 31, 2019 is impacted by the mix of earnings by jurisdiction.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended December 31, 2019 decreased $8.2 million as compared to the three months ended December 31, 2018. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the six months ended December 31, 2019 decreased $12.6 million as compared to the six months ended December 31, 2018. Adjusted margin decreased from 30.0% to 26.6%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $0.9 million. Adjusted earnings before income taxes were unfavorably impacted by higher investments in strategic growth initiatives, an increase in employee-related costs, depreciation and amortization resulted from capitalized software additions, interest expense, and due to a decrease in Partner Program revenues; partially offset by contribution from the ELEAD acquisition, and growth in core business.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the six months ended December 31, 2019 was 25.1% as compared to 24.8% for the six months ended December 31, 2018. There were no significant differences that impacted the adjusted effective tax rate from December 31, 2018 to December 31, 2019.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the six months ended December 31, 2019 decreased $10.0 million as compared to the six months ended December 31, 2018. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA .

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Net earnings attributable to CDK	$22.3	$89.0	$(66.7)	(75)%	$104.3	$179.3	$(75.0)	(42)%
Margin %	4.5%	18.6%			10.5%	19.4%
Net earnings attributable to noncontrolling interest (2)	1.8	1.9	(0.1)		3.9	3.9	—
Net earnings from discontinued operations (3)	45.7	(18.3)	64.0		40.0	(34.1)	74.1
Provision for income taxes (1) (4)	43.2	24.0	19.2		68.8	54.0	14.8
Interest expense (5)	36.4	34.3	2.1		74.1	66.5	7.6
Depreciation and amortization (1) (6)	24.6	23.7	0.9		48.1	41.5	6.6
Total stock-based compensation (1) (7)	8.6	3.2	5.4		11.5	6.2	5.3
Transaction and integration-related costs (8)	—	1.9	(1.9)		8.5	3.7	4.8
Legal and other expenses related to regulatory and competition matters (9)	4.8	7.6	(2.8)		12.2	9.3	2.9
Business process modernization program (10)	3.3	—	3.3		7.6	—	7.6
Restructuring expenses (1) (11)	—	3.7	(3.7)		—	19.5	(19.5)
Other business transformation expenses (1) (11)	—	3.7	(3.7)		—	8.6	(8.6)
Impairment of intangible assets (12)	—	14.9	(14.9)		—	14.9	(14.9)
Officer transition expense (13)	—	5.2	(5.2)		—	5.2	(5.2)
Adjusted EBITDA	$190.7	$194.8	$(4.1)	(2)%	$379.0	$378.5	$0.5	—%
Adjusted margin %	38.2%	40.7%			38.1%	40.9%
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
(10) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, process, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The investment to implement this holistic business reform, including the design and implementation of a new ERP system will be completed over a three-year time horizon. The expense is included within cost of revenues and selling, general and administrative expenses.
(11) Restructuring expense recognized in connection with our business transformation plan. Other business transformation expenses incurred in connection with our business transformation plan and included within cost of revenues and selling, general and administrative expenses.
(12) Impairment of intangible assets consists of the write-off of certain intangible assets within the CDKNA segment and is reported within cost of revenues.

(13) Officer transition expense includes severance expense in connection with officer departure included within selling, general and administrative expenses.
Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
Adjusted EBITDA. Adjusted EBITDA for the three months ended December 31, 2019 decreased $4.1 million as compared to the three months ended December 31, 2018. Adjusted margin decreased from 40.7% to 38.2%. Adjusted EBITDA was unfavorably impacted by higher investments in strategic growth initiatives, a decrease in Partner Program revenues, and an increase in employee-related costs; partially offset by growth in core business.
Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018
Adjusted EBITDA. Adjusted EBITDA for the six months ended December 31, 2019 increased $0.5 million as compared the six months ended December 31, 2018. Adjusted margin decreased from 40.9% to 38.1%. Adjusted EBITDA was unfavorably impacted by higher investments in strategic growth initiatives, a decrease in Partner Program revenues, and an increase in employee-related costs; partially offset by contribution from the ELEAD acquisition, and growth in core business.
Analysis of Reportable Segments
The Digital Marketing Business is presented as discontinued operations and prior year amounts have been reclassified. Refer to Form 10-Q, Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 4, Discontinued Operations" for more information.
The following is a discussion of the results of our operations by reportable segment for the three and six months ended December 31, 2019 and 2018. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
CDK North America Segment. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Revenues	$418.2	$406.7	$11.5	3%	$835.9	$774.4	$61.5	8%
Impact of exchange rates	(0.1)	—	(0.1)		0.2	—	0.2
Constant currency revenues	$418.1	$406.7	$11.4	3%	$836.1	$774.4	$61.7	8%

Earnings before income taxes	$151.8	$147.4	$4.4	3%	$296.0	$305.9	$(9.9)	(3)%
Margin %	36.3%	36.2%			35.4%	39.5%
Transaction and integration-related expenses	—	0.7	(0.7)		7.9	2.0	5.9
Amortization of acquired intangible assets	3.7	4.7	(1.0)		7.6	6.5	1.1
Legal and regulatory expenses related to competition matters	4.8	7.6	(2.8)		12.2	9.3	2.9
Business process modernization program	3.3	—	3.3		7.6	—	7.6
Impairment of intangible assets	—	14.9	(14.9)		—	14.9	(14.9)
Adjusted earnings before income taxes	$163.6	$175.3	$(11.7)	(7)%	$331.3	$338.6	$(7.3)	(2)%
Adjusted Margin %	39.1%	43.1%			39.6%	43.7%
Impact of exchange rates	—	—	—		0.1	—	0.1
Constant currency adjusted earnings before income taxes	$163.6	$175.3	$(11.7)	(7)%	$331.4	$338.6	$(7.2)	(2)%
The table below presents revenue disaggregation for the CDKNA segment for the three and six months ended December 31, 2019 and for the three and six months ended December 31, 2018.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Subscription	$336.8	$330.0	$6.8	2%	$669.2	$630.9	$38.3	6%
On-site license and installation	3.0	2.8	0.2	7%	5.1	4.2	0.9	21%
Transaction	39.8	38.3	1.5	4%	82.5	79.3	3.2	4%
Other	38.6	35.6	3.0	8%	79.1	60.0	19.1	32%
Revenues	$418.2	$406.7	$11.5	3%	$835.9	$774.4	$61.5	8%
Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
Revenues. CDKNA revenues increased by $11.5 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 and includes a favorable currency impact of $0.1 million.
Subscription revenues grew primarily due to an increase in average revenue per DMS customer site largely due to a combination of higher layered application sales and increased pricing, and a net increase in DMS customer site count which increased from 14,553 sites as of December 31, 2018 to 14,776 sites as of December 31, 2019; partially offset by a decrease in Partner Program revenues. Transaction revenues increased primarily from the pass-through of a credit bureau initiated price increase. Other revenue increased due to a post-ASC 842 change in the timing of revenue recognition for our HaaS arrangements.
Earnings before Income Taxes. CDKNA earnings before income taxes increased by $4.4 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 and had no currency impact. Margin increased from 36.2% to 36.3% .
CDKNA earnings before income taxes for the three months ended December 31, 2019 increased compared to the three months ended December 31, 2018 primarily due to lower legal and regulatory expenses related to competition matters, amortization of acquired intangible assets and the impairment charge taken related to certain intangibles assets during second quarter of prior year; partially offset by investments related to strategic growth initiatives, a decrease in Partner Program revenues, cost related to the business process modernization program that began during fiscal 2020, an increase in employee-related costs, and depreciation and amortization resulted from capitalized software additions.
Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018
Revenues. CDKNA revenues increased by $61.5 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 and includes an unfavorable currency impact of $0.2 million.
Subscription revenues grew due to the ELEAD acquisition, an increase in average revenue per DMS customer site primarily due to a combination of higher layered application sales and increased pricing, and a net increase in DMS customer site count which increased from 14,553 sites as of December 31, 2018 to 14,776 sites as of December 31, 2019; partially offset by a decrease in Partner Program revenues. Transaction revenues increased primarily from the pass-through of a credit bureau initiated price increase. Other revenue increased due to a post-ASC 842 change in the timing of revenue recognition for our HaaS arrangements and contribution from the ELEAD acquisition.
Earnings before Income Taxes. CDKNA earnings before income taxes decreased by $9.9 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 and includes an unfavorable currency impact of $0.1 million. Margin decreased from 39.5% to 35.4%.
CDKNA earnings before income taxes for the six months ended December 31, 2019 decreased compared to the six months ended December 31, 2018 primarily due to investments related to strategic growth initiatives, a decrease in Partner Program revenues, cost related to the business process modernization program that began during fiscal 2020, an increase in transaction and integration related costs, legal and other expenses related to regulatory and competition matters, amortization of acquired intangibles, employee-related costs, and depreciation and amortization resulted from capitalized software additions. The unfavorable effects of these items were partially offset by contribution from the ELEAD acquisition, growth in core business, and the impairment charge taken related to certain intangibles assets during second quarter of prior year.

CDK International Segment. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKI segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Revenues	$81.4	$72.0	$9.4	13%	$158.3	$150.6	$7.7	5%
Impact of exchange rates	1.1	—	1.1		4.4	—	4.4
Constant currency revenues	$82.5	$72.0	$10.5	15%	$162.7	$150.6	$12.1	8%

Earnings before income taxes	$15.9	$9.5	$6.4	67%	$31.1	$28.3	$2.8	10%
Margin %	19.5%	13.2%			19.6%	18.8%
Amortization of acquired intangible assets	0.2	0.2	—		0.3	0.3	—
Adjusted earnings before income taxes	16.1	9.7	6.4	66%	31.4	28.6	2.8	10%
Adjusted Margin %	19.8%	13.5%			19.8%	19.0%
Impact of exchange rates	0.2	—	0.2		0.8	—	0.8
Constant currency adjusted earnings before income taxes	$16.3	$9.7	$6.6	68%	$32.2	$28.6	$3.6	13%
The table below presents revenue disaggregation for the CDKI segment for the three and six months ended December 31, 2019 and for the three and six months ended December 31, 2018.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Subscription	$68.2	$61.2	$7.0	11%	$135.9	$127.8	$8.1	6%
On-site license and installation	8.8	7.5	1.3	17%	13.3	15.5	(2.2)	(14)%
Other	4.4	3.3	1.1	33%	9.1	7.3	1.8	25%
Revenues	$81.4	$72.0	$9.4	13%	$158.3	$150.6	$7.7	5%
Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
Revenues. CDKI revenues increased by $9.4 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. CDKI revenues were impacted by the strength of the Euro, Danish krone, Chinese yuan, and South African rand against the U.S. dollar, which contributed to a decrease of $1.1 million, or 2% percentage points.
CDKI's growth in revenues on a constant currency basis was primarily due to increased average revenue per customer site despite a decrease in DMS customer site count from 13,167 sites as of December 31, 2018 to 12,858 sites as of December 31, 2019, and by the net effect of timing of revenue recognition for on-site licenses and installations. Other revenue increase is driven by higher customization revenue.
Earnings before Income Taxes. CDKI earnings before income taxes increased by $6.4 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 and margin increased from 13.2% to 19.5%. The impact of foreign exchanges rates on earnings before income taxes, due to the strength of the Euro, British pound, and Danish krone against U.S. dollar, was a decrease of $0.2 million.
CDKI earnings before income taxes on a constant currency basis increased primarily due to increased average revenue per customer site and timing of revenue recognition.

Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018
Revenues. CDKI revenues increased by $7.7 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018. CDKI revenues were impacted by the strength of the Euro, British pound, Danish krone, and South African rand against the U.S. dollar, which contributed to a decrease of $4.4 million, or 3% percentage points.
CDKI's growth in revenues on a constant currency basis was primarily due to increased average revenue per customer site despite a decrease in DMS customer site count from 13,167 sites as of December 31, 2018 to 12,858 sites as of December 31, 2019; and the net effect of timing of revenue recognition for on-site licenses and installations.
Earnings before Income Taxes. CDKI earnings before income taxes increased $2.8 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 and margin increased from 18.8% to 19.6%. The impact of foreign exchanges rates on earnings before income taxes, due to the strength of the Euro, British pound, and Danish krone against U.S. dollar, was a decrease of $0.8 million.
CDKI earnings before income taxes on a constant currency basis increased primarily due to increased average revenue per customer site and timing of revenue recognition.
Other Segment.     The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2019	2018	$	%	2019	2018	$	%
Loss before income taxes	$(54.7)	$(60.3)	$5.6	(9)%	$(110.1)	$(131.1)	$21.0	(16)%
Total stock-based compensation	8.6	3.2	5.4		11.5	6.2	5.3
Transaction and integration-related expenses	—	1.2	(1.2)		0.6	1.7	(1.1)
Restructuring expenses	—	3.7	(3.7)		—	19.5	(19.5)
Other business transformation expenses	—	3.7	(3.7)		—	8.6	(8.6)
Officer transition expense	—	5.2	(5.2)		—	5.2	(5.2)
Adjusted loss before income taxes	$(46.1)	$(43.3)	$(2.8)	6%	$(98.0)	$(89.9)	$(8.1)	9%
Impact of exchange rates	(0.1)	—	(0.1)		—	—	—
Constant currency loss before income taxes	$(46.2)	$(43.3)	$(2.9)	7%	$(98.0)	$(89.9)	$(8.1)	9%
The primary components of the Other segment loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, and certain unallocated expenses.
Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
The Other segment loss before income taxes decreased by $5.6 million for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. The Other loss before income taxes was favorably impacted by the absence of expenses related to the business transformation plan which was completed at the end of the prior year, officer transition expense, and transaction and integration-related expenses; partially offset by higher stock-based compensation and increased interest expense largely due to higher average debt levels during fiscal 2020.
Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018
The Other segment loss before income taxes decreased by $21.0 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018. The Other loss before income taxes was favorably impacted by the absence of expenses related to the business transformation plan which was completed at the end of the prior year, officer transition expense, and lower transaction and integration-related expenses; partially offset by higher stock-based compensation and increased interest expense largely due to higher average debt levels during fiscal 2020.

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
As of December 31, 2019, cash and cash equivalents were $222.4 million, total CDK stockholders' deficit was $639.4 million, and total debt was $2,762.3 million, which is net of unamortized financing costs of $26.1 million. Working capital at December 31, 2019 was $335.1 million, as compared to $417.7 million as of June 30, 2019. Working capital as presented herein excludes current maturities of long-term debt and capital lease obligation.
Our borrowings consist of two term loan facilities with an aggregate initial principal of $600.0 million, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.25% senior notes with a $500.0 million aggregate principal amount due in 2029. The interest rates for the 2024 notes increased to 5.00% from 4.50% effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, of which $90.0 million was drawn as of December 31, 2019.
Of the $222.4 million of cash and cash equivalents held as of December 31, 2019, $199.7 million was held by our foreign subsidiaries. As of December 31, 2019, approximately $383.7 million of undistributed foreign earnings are considered indefinitely reinvested since our intent is to use the earnings outside of the U.S. to fund local working capital needs and future foreign investments, including potential acquisitions. Our current plans do not demonstrate a need to repatriate the earnings to fund our U.S. operations.  As a result of U.S. Tax Reform, future remittance of dividends from foreign subsidiaries to the U.S. parent will generally no longer be subject to U.S. tax when repatriated but may be subject to withholding taxes of the payor affiliate country.
Return of Capital Plan
Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of a return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through December 31, 2019. For fiscal 2020, we expect shareholder returns, including dividends and share repurchase, of $75.0 million to $150.0 million. Our top priorities for capital allocation will continue to be a thoughtful balance between: (i) organic investments that will continue to accelerate the growth and performance of the business; (ii) inorganic opportunities that are synergistic with our portfolio and would meaningfully provide additional profitable revenue and increased long-term value; and (iii) return of capital to shareholders, while targeting a leverage ratio, measured as financial debt, net of cash, divided by adjusted EBITDA, at a range of 2.5x to 3.0x net debt to adjusted EBITDA. Our leverage ratio of 3.3x net debt to adjusted EBITDA as of December 31, 2019, is currently in excess of our target leverage ratio due to the loss of earnings attributable to the Digital Marketing Business.
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
Dividends to Common Stockholders. We paid dividends of $36.5 million and $38.0 million during the six months ended December 31, 2019 and 2018, respectively.

Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the six months ended December 31, 2019 and 2018, are summarized as follows:

	Six Months Ended
	December 31,
	2019	2018	$ Change
Cash provided by (used in):
Operating activities, continuing operations	$152.4	$171.1	$(18.7)
Operating activities, discontinued operations	26.3	28.2	(1.9)
Investing activities, continuing operations	(43.4)	(559.9)	516.5
Investing activities, discontinued operations	(4.7)	(4.6)	(0.1)
Financing activities, continuing operations	(219.0)	(208.6)	(10.4)
Financing activities, discontinued operations	(1.1)	—	(1.1)
Effect of exchange rate changes on cash and cash equivalents	1.3	(6.5)	7.8
Net change in cash and cash equivalents	$(88.2)	$(580.3)	$492.1
Net cash flows provided by operating activities from continuing operations decreased by $18.7 million due to a decrease of $33.2 million in net working capital components, which was primarily due to timing of cash payments made for legal settlements, cash payments made to our vendors, timing of cash payments made to tax authorities and cash received from our customers in the normal course of business, partially offset by higher net earnings adjusted for non-cash charges. Net cash flows provided by operating activities from discontinued operations decreased by $1.9 million due to lower earnings and decrease in cash used for working capital associated with the Digital Marketing Business.
Net cash flows used in investing activities from continuing operations decreased by $516.5 million largely due to the ELEAD acquisition in September 2018. Net cash flows used in investing activities for discontinued operations were flat quarter over quarter.
Net cash flows used in financing activities increased by $10.4 million primarily due to proceeds net of repayments from our term loan and senior notes; partially offset by repurchase of common stock net of proceeds during six months ended December 31, 2018.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of December 31, 2019, $90.0 million of our revolving credit facility was drawn and the interest rate per annum was 3.365%. The interest rate per annum on the three year term loan facility and five year term loan facility as of December 31, 2019 was 3.30% and 3.425%, respectively. A hypothetical increase in this interest rate of 35 basis points would have resulted in an immaterial impact on earnings before income taxes for the six months ended December 31, 2019.
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of the revolving credit facility and the five year term loan. If LIBOR is no longer widely available, we will pursue alternative interest rate calculations in our revolving credit facility and five year term loan agreements. However, if no alternative rate can be determined, the LIBOR rate component will no longer be utilized in determining the rates. As of December 31, 2019, the hypothetical impact to our interest rates without utilizing the LIBOR rate component would not have had a material effect on either rate, thus we do not believe the discontinuation of LIBOR will have a material impact on our financial position and results of operations.
Foreign Currency Risk. We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of December 31, 2019, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $6.1 million for the six months ended December 31, 2019.
We primarily manage our exposure to these market risks through our regular operating and financing activities. We also use derivatives not designated as hedges which consisted of foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposure on intercompany loans.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting. During the three months ended December 31, 2019, there were no significant changes to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
During the six months ended December 31, 2019, we generated 21% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
October 1 - 31, 2019	76	$45.37	—	$502,297,495
November 1 - 30, 2019	—	$—	—	$502,297,495
December 1 - 31, 2019	7,443	$54.96	—	$502,297,495
Total	7,519	$54.86	—
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

CDK Global, Inc. (Registrant)

Date:	February 4, 2020	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	February 4, 2020	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)