Form 10-Q
period 2020-03-31
CDK Global, Inc.
filed 2020-05-06
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ý No o
        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ý No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	ý	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ý
The number of shares outstanding of the registrant’s common stock as of April 30, 2020 was 121,527,514.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues	$516.3	$501.2	$1,510.5	$1,426.2

Expenses:
Cost of revenues	242.5	229.3	725.7	663.2
Selling, general and administrative expenses	105.8	116.3	329.3	322.5
Restructuring expenses	—	0.6	—	20.1
Total expenses	348.3	346.2	1,055.0	1,005.8
Operating earnings	168.0	155.0	455.5	420.4

Interest expense	(35.1)	(35.4)	(109.2)	(101.9)
Other income (loss), net	(0.5)	1.1	3.1	5.3

Earnings before income taxes	132.4	120.7	349.4	323.8

Provision for income taxes	(38.0)	(31.4)	(106.8)	(85.4)

Net earnings from continuing operations	94.4	89.3	242.6	238.4
Net earnings (loss) from discontinued operations	(34.9)	12.4	(74.9)	46.5
Net earnings	59.5	101.7	167.7	284.9
Less: net earnings attributable to noncontrolling interest	1.9	1.9	5.8	5.8
Net earnings attributable to CDK	$57.6	$99.8	$161.9	$279.1

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.76	$0.70	$1.95	$1.83
Discontinued operations	(0.29)	0.10	(0.62)	0.37
Total net earnings attributable to CDK per share - basic	$0.47	$0.80	$1.33	$2.20

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.76	$0.70	$1.94	$1.83
Discontinued operations	(0.29)	0.10	(0.61)	0.36
Total net earnings attributable to CDK per share - diluted	$0.47	$0.80	$1.33	$2.19

Weighted-average common shares outstanding:
Basic	121.6	124.0	121.5	126.8
Diluted	122.2	124.8	122.1	127.7

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net earnings	$59.5	$101.7	$167.7	$284.9
Other comprehensive income (loss):
Currency translation adjustments	(39.7)	4.6	(27.6)	(13.5)
Total other comprehensive income (loss)	(39.7)	4.6	(27.6)	(13.5)
Comprehensive income	19.8	106.3	140.1	271.4
Less: comprehensive income attributable to noncontrolling interest	1.9	1.9	5.8	5.8
Comprehensive income attributable to CDK	$17.9	$104.4	$134.3	$265.6

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except par values)
(Unaudited)

	March 31,	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$284.5	$311.4
Accounts receivable, net of allowances of $11.0 and $8.8, respectively	339.6	290.4
Other current assets	165.5	164.8
Current assets held for sale	80.2	220.5
Total current assets	869.8	987.1
Property, plant and equipment, net of accumulated depreciation of $273.5 and $250.8, respectively	116.9	144.8
Other assets	396.3	284.9
Goodwill	1,345.5	1,356.3
Intangible assets, net	236.3	225.9
Total assets	$2,964.8	$2,999.0

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$20.9	$270.8
Accounts payable	45.3	38.0
Accrued expenses and other current liabilities	201.6	178.5
Litigation liability	57.0	90.0
Accrued payroll and payroll-related expenses	74.9	89.2
Short-term deferred revenues	119.0	124.8
Current liabilities held for sale	35.9	48.9
Total current liabilities	554.6	840.2
Long-term debt and finance lease liabilities	2,747.3	2,659.4
Long-term deferred revenues	63.6	68.4
Deferred income taxes	96.7	80.5
Other liabilities	123.8	65.0
Total liabilities	3,586.0	3,713.5

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 121.5 and 121.1 shares outstanding, respectively	1.6	1.6
Additional paid-in-capital	685.4	688.5
Retained earnings	1,018.3	911.6
Treasury stock, at cost: 38.8 and 39.2 shares, respectively	(2,306.5)	(2,324.6)
Accumulated other comprehensive loss	(34.3)	(6.7)
Total CDK stockholders' deficit	(635.5)	(729.6)
Noncontrolling interest	14.3	15.1
Total stockholders' deficit	(621.2)	(714.5)
Total liabilities and stockholders' deficit	$2,964.8	$2,999.0

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net earnings	$167.7	$284.9
Less: net earnings (loss) from discontinued operations	(74.9)	46.5
Net earnings from continuing operations	242.6	238.4
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	72.6	65.1
Asset impairment	—	18.2
Deferred income taxes	14.9	20.5
Stock-based compensation expense	12.8	14.0
Other	16.0	7.2
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Change in accounts receivable	(57.7)	(30.4)
Change in other assets	(18.5)	(26.8)
Change in accounts payable	7.4	(8.9)
Change in accrued expenses and other liabilities	(15.5)	16.8
Net cash flows provided by operating activities, continuing operations	274.6	314.1
Net cash flows provided by operating activities, discontinued operations	37.1	25.1
Net cash flows provided by operating activities	311.7	339.2

Cash Flows from Investing Activities
Capital expenditures	(19.4)	(39.2)
Capitalized software	(43.3)	(26.1)
Proceeds from sale of property, plant and equipment	—	7.4
Acquisitions of businesses, net of cash acquired	—	(513.0)
Investment in certificates of deposit	(12.0)	—
Proceeds from maturities of certificates of deposit	12.0	—
Purchases of investments	(20.0)	(10.0)
Proceeds from investments	—	0.4
Net cash flows used in investing activities, continuing operations	(82.7)	(580.5)
Net cash flows used in investing activities, discontinued operations	(6.0)	(6.6)
Net cash flows used in investing activities	(88.7)	(587.1)

Cash Flows from Financing Activities
Proceeds from long-term debt	100.0	1,090.0
Repayments of long-term debt and lease liabilities	(265.8)	(801.7)
Dividends paid to stockholders	(54.7)	(56.6)
Repurchases of common stock	—	(444.3)
Proceeds from exercises of stock options	6.1	3.0
Withholding tax payments for stock-based compensation awards	(5.7)	(15.8)
Dividend payments to noncontrolling owners	(6.6)	(8.2)
Payments of deferred financing costs	—	(4.4)
Acquisition-related payments	(5.3)	(6.9)
Net cash flows used in financing activities, continuing operations	(232.0)	(244.9)
Net cash flows used in financing activities, discontinued operations	(1.1)	—
Net cash flows used in financing activities	(233.1)	(244.9)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15.6)	(7.3)
Net change in cash, cash equivalents, and restricted cash	(25.7)	(500.1)
Cash, cash equivalents, and restricted cash, beginning of period	321.1	817.1
Cash, cash equivalents, and restricted cash end of period	$295.4	$317.0

CDK Global, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$284.5	$306.8
Restricted cash in funds held for clients included in other current assets	10.9	10.2
Total cash, cash equivalents, and restricted cash	$295.4	$317.0

Supplemental Disclosures
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$53.0	$104.5
Interest	88.1	73.6

Non-cash investing and financing activities:
Capitalized property and equipment obtained under lease	23.7	2.6
Lease liabilities incurred	(23.7)	(2.6)

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions)
(Unaudited)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares	Amount
Balance as of December 31, 2019	160.3	$1.6	$683.0	$979.1	$(2,308.5)	$5.4	$(639.4)	$12.4	$(627.0)
Net earnings	—	—	—	57.6	—	—	57.6	1.9	59.5
Foreign currency translation adjustments	—	—	—	—	—	(39.7)	(39.7)	—	(39.7)
Stock-based compensation expense and related dividend equivalents	—	—	3.2	(0.2)	—	—	3.0	—	3.0
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(0.8)	—	2.0	—	1.2	—	1.2
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.2)	—	—	(18.2)	—	(18.2)
Balance as of March 31, 2020	160.3	$1.6	$685.4	$1,018.3	$(2,306.5)	$(34.3)	$(635.5)	$14.3	$(621.2)

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares	Amount
Balance as of December 31, 2018	160.3	$1.6	$604.8	$1,003.8	$(2,116.5)	$(7.0)	$(513.3)	$13.2	$(500.1)
Net earnings	—	—	—	99.8	—	—	99.8	1.9	101.7
Foreign currency translation adjustments	—	—	—	—	—	4.6	4.6	—	4.6
Stock-based compensation expense and related dividend equivalents	—	—	6.3	(0.1)	—	—	6.2	—	6.2
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(2.6)	—	3.6	—	1.0	—	1.0
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.6)	—	—	(18.6)	—	(18.6)
Repurchases of common stock	—	—	65.0	—	(135.2)	—	(70.2)	—	(70.2)
Balance as of March 31, 2019	160.3	$1.6	$673.5	$1,084.9	$(2,248.1)	$(2.4)	$(490.5)	$15.1	$(475.4)

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Deficit (continued)
(In millions)
(Unaudited)

Nine Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2019	160.3	$1.6	$688.5	$911.6	$(2,324.6)	$(6.7)	$(729.6)	$15.1	$(714.5)
Net earnings	—	—	—	161.9	—	—	161.9	5.8	167.7
Foreign currency translation adjustments	—	—	—	—	—	(27.6)	(27.6)	—	(27.6)
Stock-based compensation expense and related dividend equivalents	—	—	14.6	(0.5)	—	—	14.1	—	14.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(17.7)	—	18.1	—	0.4	—	0.4
Dividends paid to stockholders ($0.45 per share)	—	—	—	(54.7)	—	—	(54.7)	—	(54.7)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance as of March 31, 2020	160.3	$1.6	$685.4	$1,018.3	$(2,306.5)	$(34.3)	$(635.5)	$14.3	$(621.2)

Nine Months Ended March 31, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2018	160.3	$1.6	$679.8	$753.0	$(1,810.7)	$11.5	$(364.8)	$17.5	$(347.3)
Net earnings	—	—	—	279.1	—	—	279.1	5.8	284.9
Foreign currency translation adjustments	—	—	—	—	—	(13.5)	(13.5)	—	(13.5)
Stock-based compensation expense and related dividend equivalents	—	—	13.4	(0.3)	—	—	13.1	—	13.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(32.7)	—	19.9	—	(12.8)	—	(12.8)
Dividends paid to stockholders ($0.45 per share)	—	—	—	(56.6)	—	—	(56.6)	—	(56.6)
Repurchases of common stock	—	—	13.0	—	(457.3)	—	(444.3)	—	(444.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(8.2)	(8.2)
Cumulative impact of adopting ASC 606	—	—	—	109.7	—	(0.4)	109.3	—	109.3
Balance as of March 31, 2019	160.3	$1.6	$673.5	$1,084.9	$(2,248.1)	$(2.4)	$(490.5)	$15.1	$(475.4)

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
In June 2019, the Company committed to a plan to divest its Digital Marketing Business and completed the divestiture on April 21, 2020. The Digital Marketing Business is presented as discontinued operations. For additional information refer to Note 4, Discontinued Operations.
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
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the consolidated balance sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the consolidated balance sheets. Funds receivable was $17.5 million and $32.3 million, and funds held for clients was $10.9 million and $9.7 million as of March 31, 2020 and June 30, 2019, respectively. Client fund obligations were $28.4 million and $42.0 million as of March 31, 2020 and June 30, 2019, respectively.

Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed. Pursuant to its software policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $13.9 million and $16.0 million for the three months ended March 31, 2020 and 2019, respectively, and $51.7 million and $56.4 million for the nine months ended March 31, 2020 and 2019, respectively. These expenses were classified within cost of revenues on the consolidated statements of operations. Additionally, the Company had cash flows used for qualifying capitalized software development cost of $43.3 million and $26.1 million for the nine months ended March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility and term loan facilities (as described in Note 9, Debt), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of March 31, 2020 was $2,154.2 million, based on quoted market prices for the same or similar instruments compared to a carrying value of $2,100.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
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
Note 4. Discontinued Operations
In June 2019, the Company committed to a plan to divest its Digital Marketing Business during the fiscal year ending June 30, 2020 ("fiscal 2020") in order to focus on its core software-as-a-service and technology solutions for the markets it serves through the CDKNA and CDKI segments. The Digital Marketing Business comprises all of the assets of the former Advertising North America segment and certain assets of CDKNA related to mobile advertising solutions and websites services.
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
Net assets held-for-sale are recorded at the lower of carrying value or fair value less selling costs. The Company is required to reassess the carrying value on a quarterly basis. The Company estimated fair value from a market participant perspective, which incorporates information obtained through ongoing negotiations with a potential buyer, and determined that the carrying value was higher than the estimated fair value less selling costs at March 31, 2020.  As a result, the Company increased its valuation allowance from $69.2 million at December 31, 2019 to $95.7 million at March 31, 2020. The increase in the valuation allowance was primarily the result of a deterioration in market conditions due to the COVID-19 pandemic. The valuation allowance is included in current assets held-for-sale in the consolidated balance sheets.
The following table summarizes the comparative financial results of discontinued operations which are presented as net earnings (loss) from discontinued operations in the consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues	$55.3	$100.9	$225.8	$320.8

Expenses:
Cost of revenues	64.5	76.4	197.4	234.1
Selling, general and administrative expenses	11.1	7.7	32.7	22.4
Provision for valuation allowance	26.5	—	95.7	—
Restructuring expenses	—	—	—	1.5
Total expenses	102.1	84.1	325.8	258.0
Earnings (loss) before income taxes	(46.8)	16.8	(100.0)	62.8
Benefit from (provision for) income taxes	11.9	(4.4)	25.1	(16.3)
Net earnings (loss) from discontinued operations	$(34.9)	$12.4	$(74.9)	$46.5
The total assets and liabilities held for sale are stated separately in the consolidated balance sheets. Assets and liabilities held for sale were classified as current at March 31, 2020 and June 30, 2019 as it was probable that the sale would occur within one year as of those dates.

	March 31, 2020	June 30, 2019
Assets:
Current assets:
Accounts Receivable	$69.2	$121.9
Prepaid and other current assets	1.3	1.1
Total current assets	70.5	123.0
Property, plant and equipment, net	2.3	2.3
Goodwill	59.4	59.4
Intangible assets, net	41.1	35.6
Other assets	2.6	0.2
Total current assets held for sale	175.9	220.5

Liabilities:
Current liabilities:
Accounts payable	8.3	19.4
Deferred revenues	1.2	0.8
Accrued expenses and other current liabilities	26.1	26.0
Total current liabilities	35.6	46.2
Other liabilities	0.3	2.7
Total current liabilities held for sale	35.9	48.9

Net assets held for sale, at unadjusted carrying value	140.0	171.6
Valuation allowance	(95.7)	—
Net assets held for sale, at fair value less selling costs	$44.3	$171.6

On April 21, 2020, the Company completed its sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc. ("Ansira"), which is a subsidiary of Advent International. Total consideration for the transaction consists of a $24 million 10-year note receivable and a 15% equity interest in Ansira.
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
The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2020	June 30, 2019
Accounts receivable (including unbilled receivables)	$339.6	$290.4

Short-term contract assets (included in other current assets)	36.8	29.9
Long-term contract assets (included in other assets)	21.4	20.2
Short-term contract liabilities (included in short-term deferred revenue)	(119.0)	(124.8)
Long-term contract liabilities (included in long-term deferred revenue)	(63.6)	(68.4)
Net contract assets/(liabilities)	$(124.4)	$(143.1)
During the nine months ended March 31, 2020, the Company recognized $163.5 million of revenue upon satisfaction of performance obligations and invoiced and reclassified $27.8 million to accounts receivable. These amounts were included in the net contract assets or liabilities balance as of June 30, 2019. The Company had no asset impairment charges related to contract assets in the periods presented.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company's assessment of whether an estimate of variable consideration is constrained. For the nine months ended March 31, 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.
Remaining Performance Obligations. As of March 31, 2020, the Company had 3.0 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize remaining performance obligations as revenue as follows:

March 31, 2020
Three months ending June 30, 2020	$370.0
Twelve months ending June 30, 2021	1,010.0
Twelve months ending June 30, 2022	690.0
Twelve months ending June 30, 2023	460.0
Thereafter	440.0
Total remaining performance obligations	$2,970.0
The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
Costs to Obtain and Fulfill a Contract. The Company capitalizes certain contract acquisition costs consisting primarily of commissions incurred when contracts are signed. The Company does not capitalize commissions related to contracts with a duration of less than one year; such commissions are expensed within selling, general and administrative expenses when incurred. Costs to fulfill contracts are capitalized when such costs are direct and related to transition or installation activities for hosted software solutions. Capitalized costs to fulfill primarily include travel and employee compensation and benefit related costs for the Company's implementation and training teams. Capitalized costs to obtain a contract and most costs to fulfill a contract are amortized over a period of five years which represents the expected period of benefit of these costs. In instances where the contract term is significantly less than five years, costs to fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.
As of March 31, 2020 and June 30, 2019, the Company capitalized contract acquisition and fulfillment costs from continuing operations of $203.0 million and $200.4 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the nine months ended March 31, 2020 and 2019, the Company recognized cost amortization of $62.1 million and $59.8 million, respectively, and there were no significant impairment losses.
Note 6. Restructuring
During the fiscal year ended June 30, 2015, the Company initiated a business transformation plan that was completed at the end of fiscal 2019. Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2020 and June 30, 2019. The following table summarizes restructuring accrual activity for the nine months ended March 31, 2020:

	Employee-Related Costs	Contract Termination Costs	Total Costs
Balance as of June 30, 2019	$9.4	$0.1	$9.5
Cash payments	(5.4)	—	(5.4)
Non-cash and other adjustments	(0.4)	(0.1)	(0.5)
Foreign exchange	(0.2)	—	(0.2)
Balance as of March 31, 2020	$3.4	$—	$3.4

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
Net earnings allocated to participating securities were not significant for the three and nine months ended March 31, 2020 and 2019.

The following table summarizes the components of earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net earnings from continuing operations attributable to CDK	$92.5	$87.4	$236.8	$232.6
Net earnings (loss) from discontinued operations	(34.9)	12.4	(74.9)	46.5
Net earnings attributable to CDK	$57.6	$99.8	$161.9	$279.1

Weighted-average shares outstanding:
Basic	121.6	124.0	121.5	126.8
Effect of employee stock options	0.1	0.2	0.1	0.2
Effect of employee restricted stock	0.5	0.6	0.5	0.7
Diluted	122.2	124.8	122.1	127.7

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.76	$0.70	$1.95	$1.83
Discontinued operations	(0.29)	0.10	(0.62)	0.37
Total net earnings attributable to CDK per share - basic	$0.47	$0.80	$1.33	$2.20

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.76	$0.70	$1.94	$1.83
Discontinued operations	(0.29)	0.10	(0.61)	0.36
Total net earnings attributable to CDK per share - diluted	$0.47	$0.80	$1.33	$2.19
The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Stock-based awards	0.9	0.5	0.8	0.5

Note 8. Goodwill and Intangible Assets
Changes in goodwill for the nine months ended March 31, 2020 were as follows:

	CDKNA	CDKI	Total
Balance as of June 30, 2019	$1,000.3	$356.0	$1,356.3
Currency translation adjustments	(1.6)	(9.2)	(10.8)
Balance as of March 31, 2020	$998.7	$346.8	$1,345.5
The Company performs its annual impairment testing for goodwill balances as of April 1 each year; however, the Company may test for impairment between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may fall below its carrying amount. Given the sudden deterioration in industry and market conditions as a result of the COVID-19 pandemic, the Company performed a qualitative assessment of goodwill at all its reporting units to determine if impairment was more likely than not at March 31, 2020. Based on facts and circumstances available at March 31, 2020, including the extent to which fair value exceeded reporting unit carrying value as of April 1, 2019, the Company currently believes that impairment is not likely. The Company will continue to closely monitor conditions and to reassess goodwill for potential impairment if warranted.
As with goodwill, the Company performed a qualitative assessment of intangible assets to determine if a triggering event had occurred which would indicate the assets were impaired at March 31, 2020. Based on facts and circumstances available at March 31, 2020, the Company currently believes that there is no impairment. The Company will continue to closely monitor conditions and to reassess intangible assets for potential impairment if warranted.

Components of intangible assets, net from continuing operations were as follows:

	March 31, 2020			June 30, 2019
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software	$289.5	$(147.1)	$142.4	$250.8	$(126.7)	$124.1
Customer lists	195.2	(105.9)	89.3	196.6	(100.2)	96.4
Trademarks	7.5	(3.6)	3.9	7.5	(3.1)	4.4
Other intangibles	3.2	(2.5)	0.7	3.2	(2.2)	1.0
	$495.4	$(259.1)	$236.3	$458.1	$(232.2)	$225.9
Other intangibles primarily consist of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 7 years (3 years for software and software licenses, 13 years for customer lists, and 5 years for trademarks).
Amortization of intangible assets was $10.6 million and $9.0 million for the three months ended March 31, 2020 and 2019, respectively, and $30.7 million and $23.8 million for the nine months ended March 31, 2020 and 2019, respectively. During the nine months ended March 31, 2019, in addition to the amortization of intangible assets, the Company recorded impairment charges of $14.9 million.
Estimated amortization expenses of the Company's intangible assets as of March 31, 2020 were as follows:

Amount
Three months ending June 30, 2020	$11.6
Twelve months ending June 30, 2021	49.0
Twelve months ending June 30, 2022	48.4
Twelve months ending June 30, 2023	36.8
Twelve months ending June 30, 2024	21.1
Twelve months ending June 30, 2025	13.5
Thereafter	55.9
$236.3

Note 9. Debt
Debt comprised of the following:

	March 31, 2020	June 30, 2019
Revolving credit facility, matures 2023	$100.0	$—
Three year term loan facility, due 2021	300.0	300.0
Five year term loan facility, due 2023	277.5	288.8
3.30% senior notes, due 2019	—	250.0
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
5.250% senior notes due 2029	500.0	500.0
Finance lease liabilities	15.5	19.9
Unamortized debt financing costs	(24.8)	(28.5)
Total debt and finance lease liabilities	$2,768.2	$2,930.2
Current maturities of long-term debt and finance lease liabilities	20.9	270.8
Total long-term debt and finance lease liabilities	$2,747.3	$2,659.4

The Company's aggregate scheduled maturities of the long-term debt as of March 31, 2020 were as follows:

Amount
Twelve months ending March 31, 2021	$15.0
Twelve months ending March 31, 2022	315.0
Twelve months ending March 31, 2023	15.0
Twelve months ending March 31, 2024	332.5
Twelve months ending March 31, 2025	500.0
Thereafter	1,600.0
Total debt	2,777.5
Unamortized debt financing costs	(24.8)
Total debt, net of unamortized debt financing costs	$2,752.7
Revolving Credit Facility. On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility (the "revolving credit facility"). The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were $132.5 million and $442.2 million for the three months ended March 31, 2020 and 2019, respectively, and $94.1 million and $287.0 million for the nine months ended March 31, 2020 and 2019, respectively.
Term Loan Facilities. The three year term loan facility due 2021 and the five year term loan facility due 2023 had interest rates per annum of 2.49% and 2.62%, respectively, as of March 31, 2020.
London Interbank Market (“LIBOR”) Transition. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of the revolving credit facility and the five year term loan. If LIBOR is no longer widely available, the Company will pursue alternative interest rate calculations in its revolving credit facility and five year term loan agreements. However, if no alternative rate can be determined, the LIBOR rate component will no longer be utilized in determining the rates. As of March 31, 2020 and June 30, 2019, the hypothetical impact to the Company’s interest rates without utilizing the LIBOR rate component would not have had a material effect on either rate, thus the Company does not believe the discontinuation of LIBOR will have a material impact on its financial position and results of operations.

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
The credit facilities also contain financial covenants that provide that (i) the ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio") shall not exceed 3.75 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall be a minimum of 3.00 to 1.00.
On May 4, 2020, the Company entered into an amendment of its credit facilities that temporarily increased the maximum Leverage Ratio in order to provide additional financial flexibility. Under the amendment, the Leverage Ratio may not exceed (i) 4.75 to 1.00 for the quarters ended March 31, 2020 through March 31, 2021 and (ii) 4.25 to 1.00 for the quarters ending June 30, 2021 through September 30, 2021. During this period, if at any time the Leverage Ratio exceeds 4.25 to 1.00 or the Company’s senior unsecured credit rating is downgraded below BB+ by S&P and below Ba1 by Moody’s, the Company agrees to provide certain liens and subsidiary guarantees to the creditor banks. The Company agreed that interest on the credit facilities would be increased by 0.50% and commitment fees by 0.05% until the earlier of (i) the delivery of the Company's financial statements for the fiscal quarter ending December 31, 2021 and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. The Company believes it is in compliance with its covenants as of March 31, 2020.

Senior Notes. In November 2016, Moody's and S&P lowered their credit ratings on the senior notes to Ba1 (Stable Outlook) from Baa3 (Negative Outlook) and to BB+ (Stable Outlook) from BBB- (Negative Outlook), respectively. The downgrades triggered interest rate adjustments for the 2024 notes. Interest rates for the 2024 notes increased to 5.00% from 4.50%, effective October 15, 2016. On August 13, 2019, S&P affirmed their rating at BB+ but revised their outlook to Negative from Stable.
Finance Lease Liabilities. The Company has lease agreements for equipment, which are classified as finance lease liabilities. Refer to Note 10, Leases for scheduled maturities and additional information relating to finance lease liabilities.
Unamortized Debt Financing Costs. As of March 31, 2020 and June 30, 2019, gross debt issuance costs related to debt instruments were $41.3 million. Accumulated amortization was $16.5 million and $12.8 million as of March 31, 2020 and June 30, 2019, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded within interest expense on the consolidated statements of operations.
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
CDK as a Lessee. The Company has obligations under lease arrangements mainly for facilities, equipment, data centers, and vehicles. These leases have original lease periods expiring between 2020 and 2028. The Company classifies leases as finance leases when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that the Company is reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. When none of these criteria are met, the Company classifies leases as operating leases.
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
For the three and nine months ended March 31, 2020, the Company recorded lease expense of $6.2 million and $16.4 million within cost of revenues, respectively, $4.3 million and $11.9 million within selling, general and administrative expenses, respectively, and $0.2 million and $0.6 million within interest expense, respectively, on the consolidated statements of operations. The following table summarizes the components of net lease expense:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Leases classified as finance:
Amortization of ROU assets	$1.6	$4.6
Interest on lease liabilities	0.2	0.6
Leases classified as operating:
Lease expense	5.1	13.8
Sublease income (gross basis)	—	(0.4)
Unclassified leases:
Short-term lease expense (including lease term of one month or less)	1.2	3.2
Variable lease expense	2.6	7.1
Total net lease expense	$10.7	$28.9
For the three and nine months ended March 31, 2019, rent expense related to operating leases under previous accounting guidance was $6.6 million and $23.8 million, respectively. The following table presents supplemental information related to leases:

Nine Months Ended March 31, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows paid for operating leases	$13.6
Operating cash flows paid for interest portion of finance leases	0.6
Finance cash flows paid for principal portion of finance leases	4.6
ROU assets obtained in exchange for new operating lease liabilities	23.6
ROU assets obtained in exchange for new finance lease liabilities	0.1
As of March 31, 2020, the weighted-average remaining lease term was 5.1 years for operating leases and 2.8 years for finance leases; and the weighted-average discount rate was 3.7% for operating leases and 4.6% for finance leases. The following table presents supplemental balance sheet information related to leases as of March 31, 2020:

	Operating Leases	Finance Leases
ROU assets, net (1)	$59.2	$14.8

Lease liabilities, current (2)	9.9	5.8
Lease liabilities, non-current (3)	55.8	9.7
Total lease liabilities	$65.7	$15.5
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
The following table presents maturity analysis of lease liabilities as of March 31, 2020:

	Operating Leases	Finance Leases
Three months ending June 30, 2020	$5.7	$1.7
Twelve months ending June 30, 2021	19.0	6.2
Twelve months ending June 30, 2022	16.7	5.1
Twelve months ending June 30, 2023	12.1	3.5
Twelve months ending June 30, 2024	9.5	0.1
Twelve months ending June 30, 2025	7.7	—
Thereafter	10.4	—
Total undiscounted lease payments	$81.1	$16.6
Less: imputed interest	(7.5)	(1.1)
Less: lease incentive receivable	(7.9)	—
Total lease liabilities	$65.7	$15.5
The Company did not have any material minimum lease payments for executed leases that have not yet commenced as of March 31, 2020.
Minimum operating lease commitments as of June 30, 2019 and accounted for under previous lease guidance were as follows:

Amount
Twelve months ending June 30, 2020	$16.7
Twelve months ending June 30, 2021	13.9
Twelve months ending June 30, 2022	12.5
Twelve months ending June 30, 2023	8.9
Twelve months ending June 30, 2024	6.9
Thereafter	15.8
Total minimum operating lease liabilities	$74.7
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
The following summarizes components of net lease income reported within the consolidated statements of operations:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Revenues (1)	$6.0	$21.8
Cost of revenues	(6.7)	(21.8)
Interest income	0.2	0.4
Total lease income (loss)	$(0.5)	$0.4
(1) Revenues from lease components are included within Other revenue
As of March 31, 2020, the carrying value of the Company’s lease receivable reported in accounts receivable, net and other assets within the consolidated balance sheets was $5.6 million and $13.5 million, respectively. The following table presents maturity analysis of the lease payments the Company expects to receive as of March 31, 2020:

Amount
Three months ending June 30, 2020	$1.6
Twelve months ending June 30, 2021	5.9
Twelve months ending June 30, 2022	5.2
Twelve months ending June 30, 2023	4.0
Twelve months ending June 30, 2024	3.1
Twelve months ending June 30, 2025	1.1
Thereafter	—
Total undiscounted cash flows to be received	$20.9
Less: imputed interest	1.8
Total lease receivable	$19.1

Note 11. Stock-Based Compensation
The following table represents stock-based compensation expense and the related income tax benefits for the three months ended and nine months ended March 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Cost of revenues	$0.3	$0.9	$1.2	$1.5
Selling, general and administrative expenses	1.0	6.9	11.6	12.5
Total stock-based compensation expense	$1.3	$7.8	$12.8	$14.0

Income tax benefit	$0.3	$0.8	$3.1	$2.0
Stock-based compensation expense for the three months ended March 31, 2020 and 2019 consisted of $2.9 million and $5.9 million of expense related to equity classified awards and $1.6 million of benefit and $1.9 million of expense related to liability classified awards, respectively. Stock-based compensation expense for the nine months ended March 31, 2020 and 2019 consisted of $13.3 million and $12.3 million of expense related to equity classified awards and $0.5 million of income and $1.7 million of expense related to liability classified awards, respectively. Total stock based compensation expense during the three and nine months ended March 31, 2020, was impacted by changes in fair value of liability classified awards due to the Company's stock price fluctuations and cumulative adjustments related to the achievement of financial performance metrics based on management's assessment of the expected outcome for fiscal 2020 associated with performance-based restricted stock units. Additionally, total stock based compensation expense during the nine months ended March 31, 2019, was impacted by a net $5.3 million benefit for forfeited awards that were primarily related to an officer's transition.
As of March 31, 2020, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $4.3 million, $38.2 million, and $0.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.2 years, 1.8 years, and 0.5 years, respectively.
The activity related to the Company's incentive equity awards from June 30, 2019 to March 31, 2020 consisted of the following:
Time-Based Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2019	794	$46.47
Options granted	334	47.13
Options exercised	(180)	34.71
Options canceled	(111)	58.15
Options outstanding as of March 31, 2020	837	$47.71

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
Performance - Based Stock Options. There were no grants of performance-based stock options during the three and nine months ended March 31, 2020.
Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Number of Shares (in thousands)	Number of Units (in thousands)
Non-vested restricted units/shares as of June 30, 2019	145	408
Restricted shares/units granted	—	541
Restricted shares/units vested	(122)	(114)
Restricted shares/units forfeited	(4)	(62)
Non-vested restricted units/shares as of March 31, 2020	19	773
Performance-Based Restricted Stock Units

Number of Units (in thousands)
Non-vested restricted units as of June 30, 2019	414
Restricted units granted	382
Restricted units forfeited	(42)
Non-vested restricted units as of March 31, 2020	754
The Monte Carlo simulation model used to determine the grant date fair value of the 382 thousand three-year performance based restricted stock units granted in the nine months ended March 31, 2020 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 24.69% and a risk-free interest rate of 1.67%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
Note 12. Income Taxes
Valuation Allowances. The Company had valuation allowances of $25.7 million and $10.3 million as of March 31, 2020 and June 30, 2019, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During the nine months ended March 31, 2020, the valuation allowance balance increase of $14.8 million is related to the capital gain the Company previously expected to recognize in conjunction with the sale of the assets of the Digital Marketing Business which are classified as held for sale in the fourth quarter of fiscal 2019. In the second quarter of fiscal 2020, the expected fair value of the asset group decreased and the mix of assets to be sold changed. As a result, a capital gain is no longer expected to be recognized.

Unrecognized Income Tax Benefits. As of March 31, 2020 and June 30, 2019, the Company had unrecognized income tax benefits of $22.8 million and $7.8 million, respectively. In addition, an offsetting long-term receivable of $15.6 million has been recorded as of March 31, 2020 as a result of the Company filing to obtain competent authority consideration under applicable U.S. and Canadian treaties for an update to transfer pricing policies, and the tax benefit offsets additional tax expense recorded in the current period. Of these amounts, $6.3 million and $7.0 million, respectively, would have a net impact on the effective tax rate if recognized. During the nine months ended March 31, 2020, the Company increased its unrecognized income tax benefits related to current tax positions by $1.1 million and its prior period tax positions by $15.1 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained. The Company decreased its unrecognized income tax benefits by $1.0 million due to expiration of the statute of limitations.

Deferred Taxes on Unremitted Foreign Earnings. In the two years since the Tax Reform Act was enacted, the Company has maintained that all post transition tax foreign earnings would be indefinitely reinvested outside the U.S. for future acquisitions and working capital needs. This assertion was based on the Company’s intent and ability (at the time) to indefinitely reinvest post transition tax earnings of foreign subsidiaries. As of December 31, 2019, the Company had approximately $28.0 million of foreign earnings remaining from the Tax Reform Act assertion which were not indefinitely reinvested and approximately $384.0 million of indefinitely reinvested foreign earnings.
During the quarter ended March 31, 2020, the Company began assessing the impact of the global emergence of COVID-19 on its business. In response to the economic uncertainty engendered by the ongoing COVID-19 pandemic, the Company has taken steps to preserve cash and improve its liquidity position. The Company reviewed its plans for foreign cash balances and, based on the increase in uncertainty and higher expected U.S. cash needs associated with the pandemic, the Company removed its assertion that foreign earnings are indefinitely reinvested, making these earnings available for repatriation as necessary.
Accordingly, CDK has recognized $8.7 million income tax expense in the quarter ended March 31, 2020 to record withholding taxes on the cumulative foreign earnings through March 31, 2020.
Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2020 and 2019 was 28.7% and 26.0%, respectively. The effective tax rate for the three months ended March 31, 2020 was impacted primarily by $8.7 million tax expense from the Company’s change in assertion about its intent to indefinitely reinvest prior undistributed earnings of foreign subsidiaries offset by $3.2 million of tax benefit related to execution of various tax planning strategies implemented in the quarter including an update to transfer pricing policies. The effective tax rate for the three months ended March 31, 2019 was impacted primarily by $0.6 million benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 associated with the Tax Reform Act and $0.4 million excess tax benefit from stock-based compensation. The effective tax rate increase from fiscal 2019 to fiscal 2020 is also impacted by the mix of earnings by jurisdiction offset by a tax benefit from a decrease of nondeductible expenses for tax purposes due to reduced executive compensation.
The effective tax rate for the nine months ended March 31, 2020 and 2019 was 30.6% and 26.4%, respectively. The effective tax rate for the nine months ended March 31, 2020 was impacted primarily by $14.8 million of tax expense from the increase in valuation allowance related to a capital loss carryforward as discussed above and $8.7 million tax expense from the Company’s change in assertion about its intent to indefinitely reinvest prior undistributed earnings of foreign subsidiaries offset by $3.2 million of tax benefit from execution of tax planning including update to transfer pricing policies and $1.2 million of one-time tax benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Cuts and Job Act ("Tax Reform Act"). The effective tax rate for the nine months ended March 31, 2019 was impacted by an estimated one-time tax expense of $3.4 million from a revaluation of deferred tax assets associated with executive compensation as a result of the Tax Reform Act offset by $0.6 million tax benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 as a result of the Tax Reform Act and $1.1 million of excess tax benefits from stock-based compensation. The effective tax rate increase from fiscal 2019 to fiscal 2020 is also impacted by the mix of earnings by jurisdiction offset by a tax benefit from a decrease of nondeductible expenses for tax purposes due to reduced executive compensation.
Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act is aimed at providing emergency relief and health care for individuals and businesses affected by the COVID-19 pandemic. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferral of the employer portion of social security payments, expanded net operating loss application, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. While the Company is still assessing the impact of the legislation, it does not expect there to be a material impact to its consolidated financial statements.

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
Active MDL Lawsuits
•Authenticom, Inc. ("Authenticom") brought a suit against CDK Global, LLC and Reynolds. Authenticom’s suit was originally filed on May 1, 2017, in the U.S. District Court for the Western District of Wisconsin. Defendants’ motions to dismiss were granted in part, and denied in part. Defendants filed answers to Authenticom’s complaint and asserted counterclaims against Authenticom on June 30, 2018; Authenticom filed motions to dismiss those counterclaims. Authenticom's motion to dismiss CDK Global, LLC’s counterclaims were granted in part and denied in part; its motion to dismiss one of Reynolds’s counterclaims was granted. On February 15, 2019, Authenticom filed an answer to both defendants’ counterclaims.
•Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class action suit on behalf of itself and all similarly situated automobile dealerships against CDK Global, LLC and Reynolds. Teterboro’s suit was originally filed on October 19, 2017, in the U.S. District Court for the District of New Jersey. Since that time, several more putative class actions were filed in a number of federal district courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a consolidated class action complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly purchased DMS and/or allegedly indirectly purchased DMS or data integration services from CDK Global, LLC or Reynolds (“Putative Dealership Class Plaintiffs”). CDK Global, LLC moved to dismiss the complaint, or in the alternative, compel arbitration of certain of the cases while staying the remainder pending the outcome of those arbitration proceedings; its motion to dismiss was granted in part and denied in part, while its motion to compel arbitration was denied. On February 22, 2019, CDK Global, LLC filed an answer to the remaining claims in Putative Dealership Class Plaintiffs’ complaint and asserted counterclaims against the Putative Dealership Class Plaintiffs. The Putative Dealership Class Plaintiffs filed a motion to dismiss CDK Global, LLC’s counterclaims; that motion has been fully briefed and remains pending before the court. On October 23, 2018, the Putative Dealership Class Plaintiffs and Reynolds filed a motion for preliminary approval of settlement and for conditional certification of the proposed settlement class. The court approved that settlement on January 22, 2019.
•Loop LLC d/b/a AutoLoop (“AutoLoop”) brought suit against CDK Global, LLC on April 9, 2018, in the U.S. District Court for the Northern District of Illinois, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, AutoLoop amended its complaint to sue on behalf of itself and a putative class action of all other automotive software vendors in the United States that purchased data integration services from CDK Global, LLC or Reynolds. CDK Global, LLC moved to compel arbitration of AutoLoop’s claims, or in the alternative, to dismiss those claims; that motion was denied on January 25, 2019. CDK Global, LLC filed an answer to AutoLoop’s complaint and asserted counterclaims against AutoLoop on February 15, 2019. AutoLoop filed an answer to CDK Global, LLC’s counterclaims on March 8, 2019.

Settled MDL Lawsuits
•Motor Vehicle Software Corporation (“MVSC”) brought a suit against the CDK Global, LLC (after initially naming the Company), Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed on February 3, 2017, in the U.S. District Court for the Central District of California. Defendants’ motions to dismiss MVSC’s second amended complaint were denied, and the defendants answered MVSC’s complaint on November 7, 2018. On October 10, 2019, CDK Global, LLC and MVSC entered into a settlement agreement that resulted in a dismissal of all claims brought by MVSC in the MDL, and CDK Global, LLC making a one-time cash payment to MVSC.
•Cox Automotive, along with multiple subsidiaries (“Cox”), brought suit against CDK Global, LLC. Cox’s suit was originally filed on December 11, 2017, in the U.S. District Court for the Western District of Wisconsin. CDK Global, LLC’s motion to dismiss was granted in part and denied in part on January 25, 2019. CDK Global, LLC filed an answer to the remainder of Cox’s complaint and asserted counterclaims against Cox on February 15, 2019. Cox filed an answer to CDK Global, LLC’s counterclaims on March 8, 2019. On July 10, 2019, CDK Global, LLC and Cox entered into a settlement agreement that resulted in a dismissal of all claims brought by the affiliated parties in the MDL, and CDK Global, LLC making a one-time cash payment to Cox.
•i3 Brands, Inc. and PartProtection LLC (“i3 Brands”) brought suit against CDK Global, LLC and Reynolds. i3 Brands' suit was originally filed on February 4, 2019, in the U.S. District Court for the Southern District of California; it was subsequently transferred to the U.S. District Court for the Northern District of Illinois and consolidated as part of the MDL. On April 1, 2019, Reynolds filed a motion to dismiss i3 Brands’ suit in favor of arbitration, or in the alternative, for failure to state a claim, and CDK Global, LLC filed a motion to stay this case pending the outcome of the proposed arbitration proceedings between Reynolds and i3 Brands, or in the alternative, to dismiss certain of its claims for failure to state a claim. On March 4, 2020, CDK Global, LLC and i3 Brands entered into a settlement agreement that resulted in a dismissal of all claims brought by i3 Brands against CDK in the MDL, and CDK Global, LLC agreeing to a release of i3 Brands and an agreement to abandon all claims against i3 Brands.
The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company’s settlement with Cox, MVSC, and i3 Brands and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. In the fourth quarter of 2019, the Company recorded a litigation provision of $90 million. As of March 31, 2020, the litigation liability was $57 million related to the remaining unsettled cases. This estimated loss is based upon currently available information and represents the Company’s best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) discovery is ongoing and significant factual issues remain to be resolved; (iii) expert discovery with respect to, among other things, alleged antitrust injury and damages is not sufficiently advanced; (iv) the absence of productive settlement discussions to date with plaintiffs other than Cox, MVSC and i3 Brands; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company’s estimate does not incorporate or reflect the potential value of the Company’s counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
On June 22, 2017, the Company received from the FTC a Civil Investigative Demand consisting of specifications calling for the production of documents relating to any agreements between the Company and Reynolds. Parallel document requests have been received from certain states' Attorneys General. Since 2017, the Company has engaged in continuing communication with and received subsequent requests from the FTC related to its investigation. The Company has responded to the requests and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between the Company and Reynolds or otherwise. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving, these investigations.

Other Commitments and Contingencies. In the normal course of business, the Company may enter into contracts in which the Company makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.
The Company has provided approximately $27.8 million of guarantees as of March 31, 2020 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $2.3 million in letters of credit outstanding as of March 31, 2020 primarily in connection with insurance programs and its foreign subsidiaries.
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
Revenues by category by segment were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
CDKNA
Subscription	$331.7	$324.0	$1,000.9	$954.9
On-site license and installation	2.4	1.9	7.5	6.1
Transaction	38.1	39.2	120.6	118.5
Other	54.2	45.0	133.3	105.0
Total CDKNA	426.4	410.1	1,262.3	1,184.5
CDKI
Subscription	69.8	64.3	205.7	192.1
On-site license and installation	11.6	21.7	24.9	37.2
Other	8.5	5.1	17.6	12.4
Total CDKI	89.9	91.1	248.2	241.7
Total	$516.3	$501.2	$1,510.5	$1,426.2
Earnings (loss) before income taxes by segment were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
CDKNA	$161.4	$167.2	$457.4	$473.1
CDKI	24.1	27.8	55.2	56.1
Other	(53.1)	(74.3)	(163.2)	(205.4)
Total earnings before income taxes	$132.4	$120.7	$349.4	$323.8

Note 15. Subsequent Events
The Company evaluated subsequent events through May 5, 2020, the date on which the Company’s Form 10-Q for the period ended March 31, 2020 is available to be issued. The significant events requiring disclosure in these financial statements include the sale of the Digital Marketing Business and the amendment of our revolving credit facility, which are described in Note 4, Discontinued Operations and Note 9, Debt, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, and other written or oral statements made from time to time by CDK Global, Inc. ("CDK," or the "Company") may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including: the Company's business outlook; other plans; objectives; forecasts; goals; beliefs; business strategies; future events; business conditions; results of operations; financial position business outlook trends; and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. In particular, information appearing under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:
•our expectations regarding the potential impacts on our business of the outbreak of the COVID-19 pandemic;
•our success in obtaining, retaining, and selling additional services to customers;
•the pricing of our products and services;
•overall market and economic conditions, including interest rate and foreign currency trends, and technology trends;
•adverse global economic conditions and credit markets and volatility in the countries in which we do business (such as the adverse economic impact and related uncertainty caused by the United Kingdom's ("U.K.") decision to leave the European Union ("Brexit"));
•auto sales and related industry changes;
•competitive conditions;
•changes in regulation (including new regulations that restrict the manner and extent to which we can control access to our DMS and other software applications and limit what, if anything, we may charge for integration with those applications);
•changes in technology, security breaches, interruptions, failures, and other errors involving our systems;
•availability of skilled technical employees/labor/personnel;
•the impact of new acquisitions and divestitures;
•employment and wage levels;
•availability of capital for the payment of debt service obligations or dividends or the repurchase of shares;
•any changes to our credit rating and the impact of such changes on our financing costs, rates, terms, debt service obligations, and access to capital market and working capital needs;
•the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates;
•the onset of or developments in litigation involving contract, intellectual property, competition, stockholder, and other matters, and governmental investigations; and
•the ability of our significant stockholders and their affiliates to significantly influence our decisions, or cause us to incur significant costs.
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
The Digital Marketing Business is presented as discontinued operations and prior year amounts associated with the Digital Marketing Business have been reclassified as such. Refer to Form 10-Q, Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 4, Discontinued Operations" for more information.
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
Impacts of COVID-19. As the COVID-19 pandemic spread at scale in Europe and the U.S., by mid-March we began to see a significant shift in automotive retail, and the operations of our dealer customers in particular, stemming from travel bans and restrictions, quarantines, shelter-in-place orders and related business shutdowns. The full extent and timing of the impact of the COVID-19 pandemic on our business is currently unknown. Our business remains fully operational with modifications to accommodate employee and customer safety considerations, including limitations on travel, a migration of nearly all employees to work-from-home status for the present time, increased virtual delivery of certain services, and other modifications. We have observed that other companies including our customers and vendors are taking precautionary and preemptive actions to address the COVID-19 pandemic and companies may take further actions that alter their normal business operations. We continue to actively monitor the situation and may take further actions in response to guidance from federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.
At this point in time, it is not clear to what extent or over what length of time the COVID-19 pandemic will impact our financial results. As discussed further in our results of operations the impact on our revenue and earnings in the three months ended March 31, 2020 was primarily due to lower volume of transactional revenue. We expect to see a bigger impact in the fiscal fourth quarter as a result of continuing lower volume of transactional revenue and reduced installation activities. Additionally, to support our customers in this difficult period, we have offered financial and other assistance and added product benefits to reflect today’s environment, while continuing to provide the high level of customer service they expect and rely on. The impacts of the financial assistance provided are expected be a near-term decrease in cash receipts in addition to a reduction in revenue that will be recognized over the next two years. The earnings and cash flow impacts of the reduced revenue is partially offset by expense reductions in the areas of travel expenses and other discretionary spending.
In response to the economic uncertainty engendered by the ongoing COVID-19 pandemic, we have taken steps to preserve cash and improve our liquidity position. We are reducing costs and eliminating discretionary spending where possible while continuing to serve our customers’ needs. We have also amended our revolving credit facility and term loans to increase the maximum allowable leverage ratio through the first quarter of 2022 in order to provide us with access to additional borrowing capacity. In addition, we reviewed our plans for foreign cash balances and, based on the increase in uncertainty and higher expected U.S. cash needs associated with the pandemic, we have removed our assertion that foreign earnings are indefinitely reinvested, making these earnings available for repatriation as necessary. We continue to monitor cash flow and liquidity and will take further steps as necessary depending on the duration and severity of the COVID-19 pandemic crisis and its impact on our cash flows.
CDKI Restructuring. On May 2, 2020, we adopted a plan to restructure the CDKI segment to reduce costs and improve margins. We expect to substantially complete the restructuring actions by June 30, 2020. We expect to incur costs related to one-time employee termination benefits up to $30.0 million, which will be paid in cash in the fourth quarter of fiscal 2020 and the first two quarters of fiscal 2021.

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
Factors Affecting Comparability of Financial Results. On July 1, 2019, we adopted Accounting Standard Codification 842 "Leases," as amended ("ASC 842") using the modified retrospective transition method whereby prior comparative periods have not been restated. As a result, there are year-over-year variances discussed in the sections below that result from the change in timing of revenue and cost recognition for our Hardware as a Service ("HaaS") arrangements beginning in our fiscal year ending June 30, 2020 ("fiscal 2020"). For additional information, refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 10, Leases."
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
In our CDKNA segment, we have the following sources of revenue:
Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:
•DMSs and layered applications, which may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;
•Interrelated services such as installation, initial training, and data updates; and
•Prior to adoption of ASC 842, subscription revenue included technology solutions in which hardware was provided on a service basis. This revenue was previously classified as subscription revenue because, under lease accounting guidance in effect prior to ASC 842, substitution rights were considered substantive.
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
Results of Operations. The following is a discussion of the results of our consolidated operations for the three and nine months ended March 31, 2020 and 2019. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Revenues	$516.3	$501.2	$15.1	3%	$1,510.5	$1,426.2	$84.3	6%
Cost of revenues	242.5	229.3	13.2	6%	725.7	663.2	62.5	9%
Selling, general, and administrative expenses	105.8	116.3	(10.5)	(9)%	329.3	322.5	6.8	2%
Restructuring expenses	—	0.6	(0.6)	n/m	—	20.1	(20.1)	n/m
Total expenses	348.3	346.2	2.1	1%	1,055.0	1,005.8	49.2	5%
Operating earnings	168.0	155.0	13.0	8%	455.5	420.4	35.1	8%
Interest expense	(35.1)	(35.4)	0.3	(1)%	(109.2)	(101.9)	(7.3)	7%
Other income (loss), net	(0.5)	1.1	(1.6)	(145)%	3.1	5.3	(2.2)	(42)%
Earnings before income taxes	132.4	120.7	11.7	10%	349.4	323.8	25.6	8%
Margin %	25.6%	24.1%			23.1%	22.7%
Provision for income taxes	(38.0)	(31.4)	(6.6)	21%	(106.8)	(85.4)	(21.4)	25%
Effective tax rate	28.7%	26.0%			30.6%	26.4%
Net earnings from continuing operations	94.4	89.3	5.1	6%	242.6	238.4	4.2	2%
Net earnings (loss) from discontinued operations	(34.9)	12.4	(47.3)	n/m	(74.9)	46.5	(121.4)	n/m
Net earnings	59.5	101.7	(42.2)	(41)%	167.7	284.9	(117.2)	(41)%
Less: net earnings attributable to noncontrolling interest	1.9	1.9	—	—%	5.8	5.8	—	—%
Net earnings attributable to CDK	$57.6	$99.8	$(42.2)	(42)%	$161.9	$279.1	$(117.2)	(42)%
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues. Revenues for the three months ended March 31, 2020 increased $15.1 million as compared to the three months ended March 31, 2019. CDKNA segment revenue increased by $16.3 million and CDKI segment revenues decreased by $1.2 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $2.6 million. The foreign exchange rate impact was primarily due to the strength of the Euro, British pound, Danish krone, Chinese yuan, Canadian dollar, and South African rand against the U.S. dollar.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2020 increased by $13.2 million as compared to the three months ended March 31, 2019. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $1.2 million. Cost of revenues increased due to higher costs relating to investments in strategic growth initiatives, the post-ASC 842 change in the timing of cost recognition for our HaaS arrangements, and an increase in expense due to lower utilization of the implementation team because of delayed install activities; partially offset by lower travel expenses in response to the COVID-19 pandemic. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $13.9 million and $16.0 million for the three months ended March 31, 2020 and 2019, respectively, representing 2.7% and 3.2% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2020 decreased by $10.5 million compared to the three months ended March 31, 2019. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $0.6 million. Selling, general and administrative expenses decreased due to lower stock-based compensation expense resulting from Company's stock price fluctuations and cumulative adjustments related to the achievement of financial performance metrics based on management's assessment of the expected outcome for fiscal 2020 associated with performance-based restricted stock units, the expenses incurred in the prior year related to the business transformation plan which was completed at the end of fiscal 2019, and officer transition expense incurred in the prior year; partially offset by cost related to the business process modernization program that began during fiscal 2020.
Restructuring Expenses. Restructuring expenses for the three months ended March 31, 2020 decreased by $0.6 million as compared to the three months ended March 31, 2019 and relates to the business transformation plan we completed at the end of fiscal 2019.
Interest Expense. Interest expense for the three months ended March 31, 2020 decreased by $0.3 million as compared to the three months ended March 31, 2019 due to lower interest rates; largely offset by higher average debt levels in fiscal 2020 compared to fiscal 2019.
Other Income, net. Other income, net for the three months ended March 31, 2020 decreased by $1.6 million compared to the three months ended March 31, 2019 due largely to a decline in the market value of the investments underlying our deferred compensation plan. There is an offsetting impact related to our deferred compensation plan included in selling, general and administrative expenses.
Provision for Income Taxes. The effective tax rate for three months ended March 31, 2020 and 2019 was 28.7% and 26.0%, respectively. The effective tax rate for the three months ended March 31, 2020 was primarily impacted by $8.7 million tax expense from the change in assertion about our intent to indefinitely reinvest earnings of foreign subsidiaries offset by $3.2 million of tax benefit from execution of tax planning including update to transfer pricing policies. The effective tax rate for the three months ended March 31, 2019 was primarily impacted by $0.6 million benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 associated with the Tax Reform Act and $0.4 million excess tax benefit from stock-based compensation. The effective tax rate increase from fiscal 2019 to fiscal 2020 is also impacted by the mix of earnings by jurisdiction offset by a tax benefit from a decrease of nondeductible expenses for tax purposes due to reduced executive compensation.
Net Earnings (Loss) from Discontinued Operations. Net earnings (loss) from discontinued operations reflect the results of the Digital Marketing Business. During the three months ended March 31, 2020, the Digital Marketing Business was impacted by a $26.5 million increase in the valuation allowance for assets held-for-sale. The increase in the valuation allowance was primarily the result of a deterioration in market conditions due to the COVID-19 pandemic. In addition, the Digital Marketing Business generated lower earnings due to a decline in our advertising business revenues which were impacted by a reduction in OEM-funded advertising placements, dealer spend, and decline in our website business revenues. The unfavorable effects of these items were partially offset by a net tax benefit.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended March 31, 2020 decreased $42.2 million as compared to the three months ended March 31, 2019. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019
Revenues. Revenues for the nine months ended March 31, 2020 increased $84.3 million as compared to the nine months ended March 31, 2019. CDKNA segment revenues increased by $77.8 million and CDKI segment revenues increased by $6.5 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $7.2 million. The foreign exchange rate impact was primarily due to the strength of the Euro, British pound, Danish krone, Chinese yuan, Canadian dollar, and South African rand against the U.S. dollar.
Cost of Revenues. Cost of revenues for the nine months ended March 31, 2020 increased by $62.5 million as compared to the nine months ended March 31, 2019. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $3.6 million. Cost of revenues increased due to the Elead acquisition including higher amortization of acquired intangible assets, higher costs relating to investments in strategic growth initiatives, post-ASC 842 change in the timing of cost recognition for our HaaS arrangements, higher transaction and integration-related costs, and an increase in depreciation and amortization resulted from capitalized software additions. These increases were partially offset by the impairment charge taken related to certain intangibles assets during the second quarter of the prior year. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $51.7 million and $56.4 million for the nine months ended March 31, 2020 and 2019, respectively, representing 3.4% and 4.0% of revenues, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2020 increased by $6.8 million compared to the nine months ended March 31, 2019. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $1.9 million. Selling, general and administrative expenses increased due to cost related to the business process modernization program that began during fiscal 2020, and higher legal and other expenses related to regulatory and competition matters; partially offset by the expenses incurred in the prior year related to the business transformation plan which was completed at the end of fiscal 2019, and officer transition expense incurred in the prior year.
Restructuring Expenses. Restructuring expenses for the nine months ended March 31, 2020 decreased by $20.1 million as compared to the nine months ended March 31, 2019 and relates to the business transformation plan we completed at the end of fiscal 2019.
Interest Expense. Interest expense for the nine months ended March 31, 2020 increased by $7.3 million as compared to the nine months ended March 31, 2019 largely due to higher average debt levels in fiscal 2020 compared to fiscal 2019.
Other Income (Loss), net. Other income, net for the nine months ended March 31, 2020 decreased by $2.2 million as compared to the nine months ended March 31, 2019 due largely to a decline in the market value of the investments underlying our deferred compensation plan. There is an offsetting impact related to our deferred compensation plan included in selling, general and administrative expenses.
Provision for Income Taxes. The effective tax rate for the nine months ended  March 31, 2020 and 2019 was 30.6% and 26.4%, respectively. The effective tax rate for the nine months ended March 31, 2020 was primarily impacted by $14.8 million of tax expense from the increase in valuation allowance for capital loss carryforward credits which was triggered by a change in estimate of the expected capital gain associated with the sale of the assets of the Digital Marketing Business and $8.7 million tax expense from the change in assertion about our intent to indefinitely reinvest earnings of foreign subsidiaries offset by $3.2 million of tax benefit from various tax planning implemented in the quarter including an update to transfer pricing policies and $1.2 million of one-time tax benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act in the first quarter of fiscal 2020. The effective tax rate for the nine months ended March 31, 2019 was impacted primarily by an estimated one-time tax expense of $3.4 million from a revaluation of deferred tax assets associated with executive compensation, $0.6 million tax benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 as a result of the Tax Reform Act, and $1.1 million of excess tax benefits from stock-based compensation. The effective tax rate increase from fiscal 2019 to fiscal 2020 is also impacted by the mix of earnings by jurisdiction offset by a tax benefit from a decrease of nondeductible expenses for tax purposes due to reduced executive compensation.
Net Earnings (Loss) from Discontinued Operations. Net earnings (loss) from discontinued operations reflect the results of the Digital Marketing Business. During the nine months ended March 31, 2020, the Digital Marketing Business was impacted by a $95.7 million increase in the valuation allowance on assets held-for-sale. The increase in the valuation allowance was primarily the result of a deterioration in market conditions due to the COVID-19 pandemic. In addition, the Digital Marketing Business generated lower earnings due to a decline in our advertising business revenues which were impacted by a reduction in OEM-funded advertising placements, dealer spend, and decline in our website business revenues. The unfavorable effects of these items were partially offset by a net tax benefit.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the nine months ended March 31, 2020 decreased $117.2 million as compared to the nine months ended March 31, 2019. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
Non-GAAP Measures
We disclose certain financial measures for our consolidated and operating segment results on a generally accepted accounting principles (GAAP) and a non-GAAP (adjusted) basis. The non-GAAP financial measures disclosed should be viewed in addition to, and not as an alternative to, results prepared in accordance with GAAP. Our use of each of the following non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures, or reconcile them to the comparable GAAP financial measures, in the same way.

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
Effective January 1, 2020, we modified our presentation of adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share to include an adjustment for the income tax effect of a change in CDK’s assertion that foreign earnings are no longer considered indefinitely reinvested.
Consolidated Non-GAAP Results. The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Revenues (1)	$516.3	$501.2	$15.1	3%	$1,510.5	$1,426.2	$84.3	6%
Impact of exchange rates	2.6	—	2.6		7.2	—	7.2
Constant currency revenues	$518.9	$501.2	$17.7	4%	$1,517.7	$1,426.2	$91.5	6%

Earnings before income taxes (1)	$132.4	$120.7	$11.7	10%	$349.4	$323.8	$25.6	8%
Margin %	25.6%	24.1%			23.1%	22.7%
Total stock-based compensation (1) (2)	1.3	7.8	(6.5)		12.8	14.0	(1.2)
Amortization of acquired intangible assets (1) (3)	4.1	4.4	(0.3)		12.0	11.2	0.8
Transaction and integration-related expenses (1) (4)	—	2.0	(2.0)		8.5	5.7	2.8
Legal and other expenses related to regulatory and competition matters (5)	4.4	5.1	(0.7)		16.6	14.4	2.2
Business process modernization program (6)	4.4	—	4.4		12.0	—	12.0
Restructuring expenses (1) (7)	—	0.6	(0.6)		—	20.1	(20.1)
Other business transformation expenses (1) (7)	—	6.2	(6.2)		—	14.8	(14.8)
Impairment of intangible assets (8)	—	—	—		—	14.9	(14.9)
Officer transition expense (9)	—	1.2	(1.2)		—	6.4	(6.4)
Adjusted earnings before income taxes	$146.6	$148.0	$(1.4)	(1)%	$411.3	$425.3	$(14.0)	(3)%
Adjusted margin %	28.4%	29.5%			27.2%	29.8%
Impact of exchange rates	0.9	—	0.9		1.8	—	1.8
Constant currency adjusted earnings before income taxes	$147.5	$148.0	$(0.5)	—%	$413.1	$425.3	$(12.2)	(3)%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Provision for income taxes (1)	$38.0	$31.4	$6.6	21%	$106.8	$85.4	$21.4	25%
Effective tax rate	28.7%	26.0%			30.6%	26.4%
Income tax effect of pre-tax adjustments (10)	3.3	6.0	(2.7)		14.6	24.3	(9.7)
Income tax effect for foreign earnings previously deemed indefinitely reinvested(11)	(8.7)	—	(8.7)		(8.7)	—	(8.7)
Increase in valuation allowance(12)	—	—	—		(14.8)	—	(14.8)
Impact of U.S tax reform (13)	—	0.6	(0.6)		1.2	(2.8)	4.0
Adjusted provision for income taxes (1)	$32.6	$38.0	$(5.4)	(14)%	$99.1	$106.9	$(7.8)	(7)%
Adjusted effective tax rate	22.2%	25.7%			24.1%	25.1%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Net earnings	$59.5	$101.7	$(42.2)	(41)%	$167.7	$284.9	$(117.2)	(41)%
Less: net earnings attributable to noncontrolling interest	1.9	1.9			5.8	5.8
Net earnings attributable to CDK	$57.6	$99.8	$(42.2)	(42)%	$161.9	$279.1	$(117.2)	(42)%
Net (earnings)loss from discontinued operations (14)	34.9	(12.4)	47.3		74.9	(46.5)	121.4
Total stock-based compensation (1) (2)	1.3	7.8	(6.5)		12.8	14.0	(1.2)
Amortization of acquired intangible assets (1) (3) (15)	4.0	4.4	(0.4)		11.7	11.0	0.7
Transaction and integration-related expenses (1) (4)	—	2.0	(2.0)		8.5	5.7	2.8
Legal and other expenses related to regulatory and competition matters(5)(15)	4.4	5.1	(0.7)		16.6	14.3	2.3
Business process modernization program (6)	4.4	—	4.4		12.0	—	12.0
Restructuring expenses (1) (7) (15)	—	0.6	(0.6)		—	20.0	(20.0)
Other business transformation expenses (1) (7)	—	6.2	(6.2)		—	14.8	(14.8)
Impairment of intangible assets (8)	—	—	—		—	14.9	(14.9)
Officer transition expense (9)	—	1.2	(1.2)		—	6.4	(6.4)
Income tax effect of pre-tax adjustments (10)	(3.3)	(6.0)	2.7		(14.6)	(24.3)	9.7
Income tax effect for foreign earnings previously deemed indefinitely reinvested(11)	8.7	—	8.7		8.7	—	8.7
Increase in valuation allowance (12)	—	—	—		14.8	—	14.8
Impact of U.S tax reform (13)	—	(0.6)	0.6		(1.2)	2.8	(4.0)
Adjusted net earnings attributable to CDK (1)	$112.0	$108.1	$3.9	4%	$306.1	$312.2	$(6.1)	(2)%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Diluted earnings attributable to CDK per share	$0.47	$0.80	$(0.33)	(41)%	$1.33	$2.19	$(0.86)	(39)%
Net (earnings)loss from discontinued operations (14)	0.29	(0.10)	0.39		0.61	(0.36)	0.97
Total stock-based compensation (1) (2)	0.01	0.06	(0.05)		0.10	0.10	—
Amortization of acquired intangible assets (1) (3) (15)	0.03	0.04	(0.01)		0.10	0.09	0.01
Transaction and integration-related expenses (1) (4)	—	0.02	(0.02)		0.07	0.04	0.03
Legal and other expenses related to regulatory and competition matters (5) (15)	0.04	0.04	—		0.14	0.11	0.03
Business process modernization program (6)	0.04	—	0.04		0.10	—	0.10
Restructuring expenses (1) (7) (15)	—	—	—		—	0.15	(0.15)
Other business transformation expenses (1) (7)	—	0.05	(0.05)		—	0.12	(0.12)
Impairment of intangible assets (8)	—	—	—		—	0.12	(0.12)
Officer transition expense (9)	—	0.01	(0.01)		—	0.05	(0.05)
Income tax effect of pre-tax adjustments (10)	(0.03)	(0.05)	0.02		(0.12)	(0.19)	0.07
Income tax effect for foreign earnings previously deemed indefinitely reinvested(11)	0.07	—	0.07		0.07	—	0.07
Increase in valuation allowance (12)	—	—	—		0.12	—	0.12
Impact of U.S tax reform (13)	—	—	—		(0.01)	0.02	(0.03)
Adjusted diluted earnings attributable to CDK per share	$0.92	$0.87	$0.05	6%	$2.51	$2.44	$0.07	3%

Weighted-average common shares outstanding:
Diluted	122.2	124.8			122.1	127.7
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
(11) True up of income tax expense for cumulative withholding tax associated with historical foreign earnings that are no longer considered indefinitely reinvested as of March 31, 2020. The change in assertion was made this quarter in response to the uncertainty related to the COVID-19 pandemic and its potential impact on CDK’s liquidity needs.
(12) Increase in valuation allowance associated with a deferred tax asset for a capital loss carryfoward which we do not expect to utilize.
(13) A one-time tax benefit of $1.2 million for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings during the nine months ended March 31, 2020 and a one-time tax expense of $3.4 million from a revaluation of deferred tax assets associated with executive compensation as a result of the Tax Reform Act offset by $0.6 million tax benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 as a result of the Tax Reform Act.
(14) Net earnings from discontinued operations associated with our divestiture of the Digital Marketing Business, which closed on April 21, 2020.
(15) The portion of expense related to noncontrolling interest of $0.1 million has been removed from amortization of acquired intangible assets during the three months ended March 31, 2020; and $0.3 million has been removed from amortization of acquired intangible assets during the nine months ended March 31, 2020. There was no impact for expenses related to noncontrolling interest during the three months ended March 31, 2019. The portion of expense related to noncontrolling interest of $0.1 million, $0.2 million, and $0.1 million has been removed from restructuring expenses, amortization of acquired intangible assets, and legal and other expenses related to regulatory and competition matters, respectively, during the nine months ended March 31, 2019.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended March 31, 2020 decreased $1.4 million as compared to the three months ended March 31, 2019. Adjusted margin decreased from 29.5% to 28.4%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $0.9 million. Adjusted earnings before income taxes were unfavorably impacted by higher investments in strategic growth initiatives, a decrease in Partner Program revenues, and lower utilization of the implementation team because of delayed install activities. These decreases were largely offset by growth in our core business and lower travel expenses in response to the COVID-19 pandemic.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended March 31, 2020 was 22.2% as compared to 25.7% for the three months ended March 31, 2019. The effective tax rate decrease was impacted by benefits of foreign tax planning, a decrease in nondeductible expenses for tax purposes due to reduced executive compensation, and a change in the mix of earnings by jurisdiction.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended March 31, 2020 increased $3.9 million as compared to the three months ended March 31, 2019. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and adjusted provision for income taxes.
Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the nine months ended March 31, 2020 decreased $14.0 million as compared to the nine months ended March 31, 2019. Adjusted margin decreased from 29.8% to 27.2%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of

$1.8 million. Adjusted earnings before income taxes were unfavorably impacted by higher investments in strategic growth initiatives, an increase in depreciation and amortization resulted from capitalized software additions, interest expense, and a decrease in Partner Program revenues; partially offset by contribution from the ELEAD acquisition, and growth in core business.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the nine months ended March 31, 2020 was 24.1% as compared to 25.1% for the nine months ended March 31, 2019. The effective tax rate decrease was impacted by the benefits of foreign tax planning, a decrease in nondeductible expenses for tax purposes due to reduced executive compensation, and a change in the mix of earnings by jurisdiction.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the nine months ended March 31, 2020 decreased $6.1 million as compared to the nine months ended March 31, 2019. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Net earnings attributable to CDK	$57.6	$99.8	$(42.2)	(42)%	$161.9	$279.1	$(117.2)	(42)%
Margin %	11.2%	19.9%			10.7%	19.6%
Net earnings attributable to noncontrolling interest (2)	1.9	1.9	—		5.8	5.8	—
Net (earnings)loss from discontinued operations (3)	34.9	(12.4)	47.3		74.9	(46.5)	121.4
Provision for income taxes (1) (4)	38.0	31.4	6.6		106.8	85.4	21.4
Interest expense (5)	35.1	35.4	(0.3)		109.2	101.9	7.3
Depreciation and amortization (1) (6)	24.5	23.6	0.9		72.6	65.1	7.5
Total stock-based compensation (1) (7)	1.3	7.8	(6.5)		12.8	14.0	(1.2)
Transaction and integration-related costs (8)	—	2.0	(2.0)		8.5	5.7	2.8
Legal and other expenses related to regulatory and competition matters (9)	4.4	5.1	(0.7)		16.6	14.4	2.2
Business process modernization program (10)	4.4	—	4.4		12.0	—	12.0
Restructuring expenses (1) (11)	—	0.6	(0.6)		—	20.1	(20.1)
Other business transformation expenses (1) (11)	—	6.2	(6.2)		—	14.8	(14.8)
Impairment of intangible assets (12)	—	—	—		—	14.9	(14.9)
Officer transition expense (13)	—	1.2	(1.2)		—	6.4	(6.4)
Adjusted EBITDA	$202.1	$202.6	$(0.5)	—%	$581.1	$581.1	$—	—%
Adjusted margin %	39.1%	40.4%			38.5%	40.7%
(1) Excludes amounts attributable to discontinued operations.
(2) Net earnings attributable to noncontrolling interest included within the financial statements.
(3) Net earnings from discontinued operations associated with our divestiture of the Digital Marketing Business, which closed on April 21, 2020.
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
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2020 decreased $0.5 million as compared to the three months ended March 31, 2019. Adjusted margin decreased from 40.4% to 39.1%. Adjusted EBITDA was unfavorably impacted by higher investments in strategic growth initiatives, a decrease in Partner Program revenues, and due to lower utilization of the implementation team because of delayed install activities. These decreases were largely offset by growth in core business and lower travel expenses in response to the COVID-19 pandemic.
Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019
Adjusted EBITDA. Adjusted EBITDA for the nine months ended March 31, 2020 was flat as compared to the nine months ended March 31, 2019. Adjusted margin decreased from 40.7% to 38.5%. Adjusted EBITDA was unfavorably impacted by higher investments in strategic growth initiatives, and a decrease in Partner Program revenues; partially offset by contribution from the ELEAD acquisition, and growth in core business.
Analysis of Reportable Segments
The Digital Marketing Business is presented as discontinued operations and prior year amounts associated with Digital Marketing Business have been reclassified as such. Refer to Form 10-Q, Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 4, Discontinued Operations" for more information.
The following is a discussion of the results of our operations by reportable segment for the three and nine months ended March 31, 2020 and 2019. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
CDK North America Segment. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Revenues	$426.4	$410.1	$16.3	4%	$1,262.3	$1,184.5	$77.8	7%
Impact of exchange rates	0.2	—	0.2		0.4	—	0.4
Constant currency revenues	$426.6	$410.1	$16.5	4%	$1,262.7	$1,184.5	$78.2	7%

Earnings before income taxes	$161.4	$167.2	$(5.8)	(3)%	$457.4	$473.1	$(15.7)	(3)%
Margin %	37.9%	40.8%			36.2%	39.9%
Transaction and integration-related expenses	—	1.8	(1.8)		7.9	3.8	4.1
Amortization of acquired intangible assets	3.8	4.2	(0.4)		11.4	10.7	0.7
Legal and regulatory expenses related to competition matters	4.4	5.1	(0.7)		16.6	14.4	2.2
Business process modernization program	4.4	—	4.4		12.0	—	12.0
Impairment of intangible assets	—	—	—		—	14.9	(14.9)
Adjusted earnings before income taxes	$174.0	$178.3	$(4.3)	(2)%	$505.3	$516.9	$(11.6)	(2)%
Adjusted Margin %	40.8%	43.5%			40.0%	43.6%
Impact of exchange rates	0.2	—	0.2		0.3	—	0.3
Constant currency adjusted earnings before income taxes	$174.2	$178.3	$(4.1)	(2)%	$505.6	$516.9	$(11.3)	(2)%
The table below presents revenue disaggregation for the CDKNA segment for the three and nine months ended March 31, 2020 and for the three and nine months ended March 31, 2019.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Subscription	$331.7	$324.0	$7.7	2%	$1,000.9	$954.9	$46.0	5%
On-site license and installation	2.4	1.9	0.5	26%	7.5	6.1	1.4	23%
Transaction	38.1	39.2	(1.1)	(3)%	120.6	118.5	2.1	2%
Other	54.2	45.0	9.2	20%	133.3	105.0	28.3	27%
Revenues	$426.4	$410.1	$16.3	4%	$1,262.3	$1,184.5	$77.8	7%
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues. CDKNA revenues increased by $16.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and includes an unfavorable currency impact of $0.2 million.
Subscription revenues grew primarily due to an increase in average revenue per DMS customer site largely due to a combination of higher layered application sales and increased pricing, and a net increase in DMS customer site count which increased from 14,649 sites as of March 31, 2019 to 14,741 sites as of March 31, 2020; partially offset by a decrease in Partner Program revenues. Transaction revenues decreased primarily from a reduction in vehicle registration and credit report activity attributable to the impact of the COVID-19 pandemic; partially offset by pass-through of a credit bureau-initiated price increase for credit check services. Other revenue increased due to a post-ASC 842 change in the timing of revenue recognition for our HaaS arrangements.
Earnings before Income Taxes. CDKNA earnings before income taxes decreased by $5.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 with only a nominal currency impact. Margin decreased from 40.8% to 37.9%.
CDKNA earnings before income taxes for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019 primarily due to higher investments related to strategic growth initiatives, a decrease in Partner Program revenues, cost related to the business process modernization program that began during fiscal 2020, and increased costs due to lower utilization of the implementation team because of delayed install activities. These decreases were partially offset by lower travel expenses in response to the COVID-19 pandemic, lower transaction and integration-related expenses, and legal and regulatory expenses related to competition matters.
Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019
Revenues. CDKNA revenues increased by $77.8 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 and includes an unfavorable currency impact of $0.4 million.
Subscription revenues grew due to the ELEAD acquisition, an increase in average revenue per DMS customer site primarily due to a combination of higher layered application sales and increased pricing, and a net increase in DMS customer site count which increased from 14,649 sites as of March 31, 2019 to 14,741 sites as of March 31, 2020; partially offset by a decrease in Partner Program revenues. Transaction revenues increased primarily from the pass-through of a credit bureau-initiated price increase. Other revenue increased due to a post-ASC 842 change in the timing of revenue recognition for our HaaS arrangements and contribution from the ELEAD acquisition.
Earnings before Income Taxes. CDKNA earnings before income taxes decreased by $15.7 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 and includes an unfavorable currency impact of $0.3 million. Margin decreased from 39.9% to 36.2%.
CDKNA earnings before income taxes for the nine months ended March 31, 2020 decreased compared to the nine months ended March 31, 2019 primarily due to investments related to strategic growth initiatives, a decrease in Partner Program revenues, cost related to the business process modernization program that began during fiscal 2020, an increase in transaction and integration related costs, legal and other expenses related to regulatory and competition matters, and depreciation and amortization resulted from capitalized software additions. The unfavorable effects of these items were partially offset by contribution from the ELEAD acquisition, growth in core business, and the impairment charge taken related to certain intangibles assets during second quarter of the prior year.
CDK International Segment. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKI segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Revenues	$89.9	$91.1	$(1.2)	(1)%	$248.2	$241.7	$6.5	3%
Impact of exchange rates	2.4	—	2.4		6.8	—	6.8
Constant currency revenues	$92.3	$91.1	$1.2	1%	$255.0	$241.7	$13.3	6%

Earnings before income taxes	$24.1	$27.8	$(3.7)	(13)%	$55.2	$56.1	$(0.9)	(2)%
Margin %	26.8%	30.5%			22.2%	23.2%
Amortization of acquired intangible assets	0.3	0.2	0.1		0.6	0.5	0.1
Adjusted earnings before income taxes	24.4	28.0	(3.6)	(13)%	55.8	56.6	(0.8)	(1)%
Adjusted Margin %	27.1%	30.7%			22.5%	23.4%
Impact of exchange rates	0.7	—	0.7		1.5	—	1.5
Constant currency adjusted earnings before income taxes	$25.1	$28.0	$(2.9)	(10)%	$57.3	$56.6	$0.7	1%

The table below presents revenue disaggregation for the CDKI segment for the three and nine months ended March 31, 2020 and for the three and nine months ended March 31, 2019.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Subscription	$69.8	$64.3	$5.5	9%	$205.7	$192.1	$13.6	7%
On-site license and installation	11.6	21.7	(10.1)	(47)%	24.9	37.2	(12.3)	(33)%
Other	8.5	5.1	3.4	67%	17.6	12.4	5.2	42%
Revenues	$89.9	$91.1	$(1.2)	(1)%	$248.2	$241.7	$6.5	3%
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues. CDKI revenues decreased by $1.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. CDKI revenues were impacted by the strength of the Euro, British pound, Danish krone, Chinese yuan, and South African rand against the U.S. dollar, which contributed to a decrease of $2.4 million, or 3 percentage points.
CDKI's growth in revenues on a constant currency basis was primarily due to increased average revenue per customer site resulted from incremental subscription revenues despite a decrease in DMS customer site count from 12,988 sites as of March 31, 2019 to 12,847 sites as of March 31, 2020. Other revenue also increased through higher customization project revenues. On-site license and installation revenue decrease was primarily driven by a lower demand from customers for additional licenses and continuing change in product mix from onsite to SaaS.
Earnings before Income Taxes. CDKI earnings before income taxes decreased by $3.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and margin decreased from 30.5% to 26.8%. The impact of foreign exchanges rates on earnings before income taxes, due to the strength of the Euro, British pound, Danish krone, Chinese yuan, and South African rand against U.S. dollar, was a decrease of $0.7 million.
CDKI earnings before income taxes on a constant currency basis decreased primarily due to an increase in employee related costs to support strategic growth in product development and marketing; partially offset by net increase in revenues.
Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019
Revenues. CDKI revenues increased by $6.5 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. CDKI revenues were impacted by the strength of the Euro, British pound, Danish krone, Chinese yuan, and South African rand against the U.S. dollar, which contributed to a decrease of $6.8 million, or 3 percentage points.
CDKI's growth in revenues on a constant currency basis was primarily due to increased average revenue per customer site resulted from incremental subscription revenues despite a decrease in DMS customer site count from 12,988 sites as of March 31, 2019 to 12,847 sites as of March 31, 2020. Other revenue also increased through higher customization project revenues. On-site license and installation revenue decrease was primarily driven by a lower demand from customers for additional licenses and continuing change in product mix from onsite to SaaS.
Earnings before Income Taxes. CDKI earnings before income taxes decreased $0.9 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 and margin decreased from 23.2% to 22.2%. The impact of foreign exchanges rates on earnings before income taxes, due to the strength of the Euro, British pound, Danish krone, Chinese yuan, and South African rand against U.S. dollar, was a decrease of $1.5 million.
CDKI earnings before income taxes on a constant currency basis increased primarily due to a net increase in revenues; partially offset by an increase in employee related costs to support strategic growth in product development and marketing.

Other Segment. The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2020	2019	$	%	2020	2019	$	%
Loss before income taxes	$(53.1)	$(74.3)	$21.2	(29)%	$(163.2)	$(205.4)	$42.2	(21)%
Total stock-based compensation	1.3	7.8	(6.5)		12.8	14.0	(1.2)
Transaction and integration-related expenses	—	0.2	(0.2)		0.6	1.9	(1.3)
Restructuring expenses	—	0.6	(0.6)		—	20.1	(20.1)
Other business transformation expenses	—	6.2	(6.2)		—	14.8	(14.8)
Officer transition expense	—	1.2	(1.2)		—	6.4	(6.4)
Adjusted loss before income taxes	$(51.8)	$(58.3)	$6.5	(11)%	$(149.8)	$(148.2)	$(1.6)	1%
Impact of exchange rates	—	—	—		—	—	—
Constant currency loss before income taxes	$(51.8)	$(58.3)	$6.5	(11)%	$(149.8)	$(148.2)	$(1.6)	1%
The primary components of the Other segment loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, and certain unallocated expenses.
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Loss before Income Taxes. The Other segment loss before income taxes decreased by $21.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The Other loss before income taxes was favorably impacted by expenses incurred in the prior year related to the business transformation plan which was completed at the end of fiscal 2019, lower stock-based compensation expense resulted from Company's stock price fluctuations and cumulative adjustments related to the achievement of financial performance metrics based on management's assessment of the expected outcome for fiscal 2020 associated with performance-based restricted stock units, lower employee benefit related costs, and an officer transition expense incurred during the prior year.
Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019
Loss before Income Taxes. The Other segment loss before income taxes decreased by $42.2 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. The Other loss before income taxes was favorably impacted by the expenses incurred in the prior year related to the business transformation plan which was completed at the end of fiscal 2019, lower employee related costs, and an officer transition expense incurred during the prior year; partially offset by increased interest expense largely due to higher average debt levels during fiscal 2020.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Refer to Impacts of COVID-19 in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about liquidity and capital resources.
Capital Structure Overview
Our principal source of liquidity is derived from cash generated through operations. At present, and in future periods, we expect cash generated by our operations, together with cash and cash equivalents and borrowings from the capital markets, including our revolving credit facility, to be sufficient to cover our cash needs for working capital, capital expenditures, strategic acquisitions, and anticipated quarterly dividends and stock repurchases.
As of March 31, 2020, cash and cash equivalents were $284.5 million, total CDK stockholders' deficit was $635.5 million, and total debt was $2,768.2 million, which is net of unamortized financing costs of $24.8 million. Working capital at March 31, 2020 was $336.1 million, as compared to $417.7 million as of June 30, 2019. Working capital as presented herein excludes current maturities of long-term debt and finance lease liabilities.
Our borrowings consist of two term loan facilities with an aggregate initial principal of $600.0 million, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.25% senior notes with a $500.0 million aggregate principal amount due in 2029. The interest rates for the 2024 notes increased to 5.00% from 4.50% effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, of which $100.0 million was drawn as of March 31, 2020.
On May 4, 2020, we entered into an amendment of our credit facilities that temporarily increased the maximum ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio”) in order to provide additional financial flexibility. Under the amendment, the Leverage Ratio may not exceed: (i) 4.75 to 1.00 for the quarters ended March 31, 2020 through March 31, 2021; and (ii) 4.25 to 1.00 for the quarters ending June 30, 2021 through September 30, 2021. During this period, if at any time the Leverage Ratio exceeds 4.25 to 1.00 or our senior unsecured credit rating is downgraded below BB+ by S&P and below Ba1 by Moody’s, we agree to provide certain liens and subsidiary guarantees to the creditor banks. We agreed that interest on the credit facilities would be increased by 0.50% and commitment fees by 0.05% until the earlier of: (i) the delivery of our financial statements for the fiscal quarter ending December 31, 2021; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks.
Of the $284.5 million of cash and cash equivalents held as of March 31, 2020, $210.9 million was held by our foreign subsidiaries. During the three months ended March 31, 2020, in conjunction with our assessment of the impact of the global emergence of COVID-19 on our business including the increase in uncertainty and higher expected U.S. cash needs associated with the pandemic, we removed the assertion that foreign earnings are indefinitely reinvested, making these earnings available for repatriation as necessary.
Return of Capital Plan
Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of a return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through March 31, 2020. On May 4, 2020, we entered into amendments to our credit agreements that restrict us from making repurchases of our common stock in excess of $40.0 million in any fiscal year through the earlier of: (i) delivery of the financial statements for the fiscal quarter ending December 31, 2021, provided certain conditions are met; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. We do not anticipate making repurchases during the remainder of fiscal 2020. For fiscal 2020, we expect shareholder returns will consist solely of dividends with an aggregate value of approximately $75.0 million. Our top priorities for capital allocation will continue to be a thoughtful balance between: (i) organic investments that will continue to accelerate the growth and performance of the business; (ii) inorganic opportunities that are synergistic with our portfolio and would meaningfully provide additional profitable revenue and increased long-term value; and (iii) return of capital to shareholders, while targeting a leverage ratio, measured as financial debt, net of cash, divided by adjusted EBITDA, at a range of 2.5x to 3.0x net debt to adjusted EBITDA. Our leverage ratio of 3.2x net debt to adjusted EBITDA as of March 31, 2020, is currently in excess of our target leverage ratio due to the loss of earnings attributable to the Digital Marketing Business.
Under the authorization, and subject to the restrictions of our credit agreements, as amended, we may continue to purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, the availability and cost of additional indebtedness, and other potential uses for free cash flow including, but not limited to, potential acquisitions.
Dividends to Common Stockholders. We paid dividends of $54.7 million and $56.6 million during the nine months ended March 31, 2020 and 2019, respectively.

Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the consolidated statements of cash flows for the nine months ended March 31, 2020 and 2019, are summarized as follows:

	Nine Months Ended
	March 31,
	2020	2019	$ Change
Cash provided by (used in):
Operating activities, continuing operations	$274.6	$314.1	$(39.5)
Operating activities, discontinued operations	37.1	25.1	12.0
Investing activities, continuing operations	(82.7)	(580.5)	497.8
Investing activities, discontinued operations	(6.0)	(6.6)	0.6
Financing activities, continuing operations	(232.0)	(244.9)	12.9
Financing activities, discontinued operations	(1.1)	—	(1.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.6)	(7.3)	(8.3)
Net change in cash, cash equivalents and restricted cash	$(25.7)	$(500.1)	$474.4
Net cash flows provided by operating activities from continuing operations decreased by $39.5 million due to a decrease of $35.0 million in net working capital components, which was primarily due to timing of cash payments made for legal settlements, cash payments made to our vendors, and cash received from our customers in the normal course of business; partially offset by higher net earnings adjusted for non-cash charges and lower income tax payments. Net cash flows provided by operating activities from discontinued operations increased by $12.0 million due to decrease in cash used for working capital associated with the Digital Marketing Business; partially offset by lower earnings.
Net cash flows used in investing activities from continuing operations decreased by $497.8 million largely due to the ELEAD acquisition in September 2018.
Net cash flows used in financing activities decreased by $12.9 million primarily due to proceeds net of repayments from our term loan and senior notes; partially offset by repurchase of common stock net of proceeds during nine months ended March 31, 2019.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of March 31, 2020, $100.0 million of our revolving credit facility was drawn and the interest rate per annum was 2.785%. The interest rate per annum on the three year term loan facility and five year term loan facility as of March 31, 2020 was 2.49% and 2.615%, respectively. A hypothetical increase in this interest rate of 25 basis points would have resulted in an immaterial impact on earnings before income taxes for the nine months ended March 31, 2020.
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of the revolving credit facility and the five year term loan. If LIBOR is no longer widely available, we will pursue alternative interest rate calculations in our revolving credit facility and five year term loan agreements. However, if no alternative rate can be determined, the LIBOR rate component will no longer be utilized in determining the rates. As of March 31, 2020, the hypothetical impact to our interest rates without utilizing the LIBOR rate component would not have had a material effect on either rate, thus we do not believe the discontinuation of LIBOR will have a material impact on our financial position and results of operations.
Foreign Currency Risk. We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of March 31, 2020, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euro, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $9.8 million for the nine months ended March 31, 2020.

We primarily manage our exposure to these market risks through our regular operating and financing activities. We also use derivatives not designated as hedges which consisted of foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposure on intercompany loans.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2020, there were no significant changes to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The COVID-19 pandemic could materially adversely affect our business, results of operations, and financial condition.
The global spread of COVID-19 has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the workforce and operations of our customers, and those of our respective vendors, suppliers, and partners. The ultimate impact and efficacy of current containment and mitigation measures and potential future measures is currently unknown.
There is considerable uncertainty regarding the business impacts from such measures and potential future measures. We have been able to continue to conduct our business on a relatively normal basis to date while implementing business process modifications to protect our employees and customers, such as travel mobility restrictions and productivity and our work-from-home and social distancing policies. Restrictions on product installation operations or workforce can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Our customers have experienced, and may continue to experience, restrictions on their ability to operate in addition to reduced automotive retail demand. Such reductions in demand directly impact our transaction revenue. We have also offered our customers concessions during the fourth quarter of fiscal 2020 on most of our subscription-based solutions, including the DMS. The direct financial impact of these concessions is expected to be a near-term decrease in cash receipts and a reduction in revenue that will be recognized over the next two years.
The pandemic has significantly increased economic and demand uncertainty. It is likely that the sustained current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Risks related to a slowdown or recession are described in our risk factor titled “We have customers in over 100 countries, where we are subject to global, regional and country-specific risks that could negatively impact our business, results of operations, and financial condition,” below, and include the risk that demand within the automotive retail industry will be significantly curtailed, which could in turn reduce the number and/or size of actual or potential customers or the money that actual or potential customers are willing or able to spend on our solution portfolio. We are currently seeing negative impacts on demand within the automotive retail industry, and we expect that slowing economic conditions will continue to negatively impact demand in the second half of 2020, as discussed in the “Financial Condition, Liquidity and Capital Resources” section of this Quarterly Report on Form 10-Q. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on our business. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.
The pandemic has led to increased disruption and volatility in capital markets and credit markets. We recently amended our Credit Agreements to temporarily increase the total indebtedness to consolidated EBITDA ratio covenants and completed a $100.0 million drawdown of our revolver to enhance our liquidity position given the uncertainty regarding the length and severity of the pandemic and ongoing economic uncertainty. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.
The degree to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic will impact our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in the Risk Factors sections of our Form 10-K and this Form 10-Q, which could in turn have a material adverse effect on us. Developments related to the COVID-19 pandemic have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.
Our business operations may be harmed by events beyond our control.
Our business operations are vulnerable to damage or interruption from natural disasters, such as fires, floods, earthquakes,

hurricanes, and pandemics or outbreaks of disease or similar public health concerns, such as the COVID-19 pandemic (discussed further in the risk factor "the COVID-19 pandemic could have a material adverse effect on our business, results of operations, and financial condition," above), or fears of such events, or from power outages, telecommunications failures, terrorist attacks, computer network service outages and disruptions, “denial of service” attacks, computer malware and ransomware, break-ins, sabotage, employee error or malfeasance, and other similar events beyond our control. The occurrence of any such event at any of our facilities or at any third-party facility utilized by us or our third-party providers could cause interruptions or delays in our business, loss of data, or could render us unable to provide our solution portfolio. In addition, any failure of a third-party to provide the data, products, services, or facilities required by us, as a result of human error, bankruptcy, natural disaster, or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any of these events could have a material adverse effect on our business, results of operations, and financial condition.
We have customers in over 100 countries, where we are subject to global, regional and country-specific risks that could negatively impact our business, results of operations, and financial condition.
During the nine months ended March 31, 2020, we generated 20% of our revenues outside of the U.S. As a result, our business, operations. and financial condition are at times adversely affected by a number of global, regional and country-specific factors outside of our control.
Adverse changes in global. regional or country specific economic conditions, including recession or slowing growth, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, increases in unemployment, and lower consumer confidence and spending, periodically occur. For example, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm sustained demand within the automotive retail industry, which in turn may affect our business by reducing the number and/or size of actual or potential customers or the money that actual or potential customers are willing or able to spend on our solution portfolio, and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, and asset impairments.
Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the U.K. on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by Brexit, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socio-economic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease, such as COVID-19. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.
Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
January 1 - 31, 2020	127	$56.17	—	$502,297,495
February 1 - 29, 2020	100	$52.10	—	$502,297,495
March 1 - 31, 2020	140	$37.74	—	$502,297,495
Total	367		—
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
Item 5.  Other Information
Costs Associated with Exit or Disposal Activities. On May 2, 2020, the Company adopted a plan to restructure the CDKI segment to reduce costs and improve margins. The Company expects to substantially complete the restructuring actions by June 30, 2020. The Company expects to incur costs related to one-time employee termination benefits up to $30.0 million, which will be paid in cash in the fourth quarter of fiscal 2020 and the first two quarters of fiscal 2021.

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

CDK Global, Inc. (Registrant)

Date:	May 5, 2020	/s/ Joseph A. Tautges Joseph A. Tautges

Executive Vice President, Chief Financial Officer (principal financial officer) (Title)

Date:	May 5, 2020	/s/ Jennifer A. Williams Jennifer A. Williams

Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer) (Title)