Form 10-K
period 2020-06-30
CDK Global, Inc.
filed 2020-08-06
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020
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

______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.6 billion.
The number of shares outstanding of the registrant’s common stock as of August 3, 2020 was 121,540,576.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2020.

Part I
Item 1. Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, may be forward-looking statements. These statements are based on management's expectations and assumptions as of the date of this filing and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect new information or future events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. As used herein, "CDK Global," "CDK," the "Company," "we," "our," and similar terms include CDK Global, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
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
We have organized our operations into two main operating groups, CDK North America ("CDKNA") and CDK International ("CDKI"), which are also the two reportable operating segments. In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Additional information on our reportable segments and geographic areas is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 20 - Financial Data by Segment."
In June 2019, we committed to a plan to divest our Digital Marketing Business and completed the divestiture on April 21, 2020. The Digital Marketing Business is presented as discontinued operations. Additional information on discontinued operations is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 4 - Discontinued Operations."
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
Our Business
We generate revenue primarily by providing a broad suite of subscription-based software and technology solutions for automotive retailers through our CDKNA segment. We are focused on the use of software-as-a-service ("SaaS") and mobile-

centric solutions that are highly functional, flexible, and fast. Our flagship Dealer Management System ("DMS") software solutions are hosted enterprise resource planning applications tailored to the unique requirements of the retail automotive industry. Our DMS products facilitate the sale of new and used vehicles, consumer financing, repair and maintenance services, and vehicle and parts inventory management. Additionally, these solutions enable company-wide accounting, financial reporting, cash flow management, and payroll services. Our DMSs are typically integrated with OEM data processing systems that enable automotive retailers to order vehicles and parts, receive vehicle records, process warranties, and check recall campaigns and service bulletins while helping them to fulfill their franchisee responsibilities to their OEM franchisors.
Complementary to our core DMSs in the CDKNA segment, we also provide a portfolio of layered software applications and services to address the unique needs of automotive retail workflows. These solutions are often integrated to and targeted at users of our DMSs, but may, in some cases, be provided to customers that do not otherwise use our DMS.
In response to the global COVID-19 pandemic, we have provided products and support to help dealers virtually sell vehicles. We have made enhancements to our Connected Store software that enables dealers to deliver quotes and complete sales. We have also implemented installation procedures for our DMS and layered application products on a fully remote basis to meet the needs of our dealers.
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
In addition to the ongoing investment to enhance existing solutions within our core business, we also invest in long- and medium-term product innovation aligned with our strategy. For example, the Fortellis Automotive Commerce Exchange ("Fortellis") under development is expected to be the foundation of our open technology platform for automotive commerce. Within the automotive commerce market, Fortellis allows CDK Global and third parties to develop adaptive and interchangeable application programming interfaces ("APIs") that can be used to connect existing technology solutions and build new solutions quickly and with high levels of reliability. Similarly, we have developed Drive Flex, a cloud-based DMS. We are developing these solutions using a methodical and measured approach with respect to capital and resource allocation. We believe these investments align to our strategy and will position CDK Global to take advantage of the evolving automotive retail market.
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

Employees
As of June 30, 2020, we had a total of approximately 9,000 employees worldwide. None of our employees in the United States are represented by a collective bargaining agreement. We have work councils and statutory employee representation obligations in certain countries outside the United States. We believe that relations with our employees are good.
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

Item 1A. Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Relating to Our Business
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
There is considerable uncertainty regarding the direct and indirect business impacts from such measures and potential future measures. We have been able to continue to conduct our business on a relatively normal basis to date while implementing business process modifications to protect our employees and customers, such as travel mobility restrictions and work-from-home and social distancing policies. Restrictions on product installation operations or workforce can impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Our customers have experienced, and may continue to experience, restrictions on their ability to operate in addition to reduced automotive retail demand. Such reductions in demand directly impact our transaction revenue in addition to negatively impacting the financial health of our customers. In response to the COVID-19 pandemic we provided our customers with pricing concessions during the fourth quarter of fiscal 2020 on most of our subscription-based solutions, including the DMS. The direct financial impact of these concessions was a near-term decrease in cash receipts and a reduction in revenue that will be recognized over the next two years. Any future concessions are likely to have a similar impact. A discussion of the impact of these concessions is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
The pandemic has significantly increased economic and demand uncertainty. Certain scientists and medical experts have forecasted that a potential “second wave” of COVID-19 may occur in the U.S. in the late third quarter or the fourth quarter of calendar 2020 and continue into calendar 2021, and there is the risk that any second wave may be on a larger scale than the initial wave of COVID-19 that the U.S. has experienced and is currently experiencing. The sustained current outbreak and continued spread of COVID-19 has caused economic disruption, including wide scale unemployment, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Risks related to a slowdown or recession are described in our risk factor titled “We have customers in over 100 countries, where we are subject to global, regional and country-specific risks that could negatively impact our business, results of operations, and financial condition,” below, and include the risk that sales within the automotive retail industry will be significantly curtailed for various reasons including the impact of economic conditions on consumer confidence and demand, the impact of COVID-19 containment and mitigation measures on consumer's ability to access dealers and purchase vehicles, and the ability to meet customer demand for vehicles due to disruption in the available inventory of vehicles related to supply chain and production disruption caused by measures taken to limit the spread of the virus, which could in turn reduce the number and/or size of actual or potential customers or the money that actual or potential customers are willing or able to spend on our solution portfolio. While consumer demand within the automotive retail industry has improved from the declines seen in April and May of 2020, we continue to see negative impacts on demand within the automotive retail industry, and we expect that slowing economic conditions will continue to negatively impact demand during fiscal 2021, as discussed in the “Financial Condition, Liquidity and Capital Resources” section of this Annual Report on Form 10-K. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on our business. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.
The pandemic has led to increased disruption and volatility in capital markets and credit markets. On May 4, 2020, we amended our Credit Agreements to temporarily increase the total indebtedness to consolidated EBITDA ratio covenants to enhance our liquidity position given the uncertainty regarding the length and severity of the pandemic and ongoing economic uncertainty. Unanticipated consequences of the pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future.
The spread of COVID-19 has also caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.
The degree to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the possibility of a "second wave" of COVID-19, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic will impact our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in the Risk Factors sections of this Annual Report on Form 10-K, which could in turn have a material adverse effect on us. Developments related to the COVID-19 pandemic have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.
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
Competition among automotive retail solutions providers is intense. The industry is highly fragmented and subject to changing technology, shifting customer needs, and frequent introductions of new solutions. We have a variety of competitors both for our integrated solutions and for each of our individual solutions. For example:
•for our Dealer Management System (“DMS”) solutions in our CDKNA segment, our principal competitors are Reynolds and Reynolds, Dealertrack (Cox Automotive), Auto/Mate, AutoSoft, PBS Systems and various local and regional providers; and
•for our CDKI segment, DMS competition is principally from local and regional providers.
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
Market trends that negatively impact the automotive retail industry may affect our business by reducing the number and/or size of actual or potential customers or the money that actual or potential customers are willing or able to spend on our solution portfolio. Such market factors include:
•the adverse effect of long-term wage stagnation on the purchasing power of vehicle purchasers and the number of vehicle purchasers;

•pricing and purchase incentives for vehicles;
•disruption in the available inventory of vehicles;
•disruption in the franchised automotive retailer dealership model, including potential disintermediation by emerging business models;
•reductions in growth or decreases of automotive retailer spend on technology;
•contractions in the number of franchised automotive retailers;
•market oversupply of vehicles and declining used-vehicle pricing;
•the expectation that consumers will be purchasing fewer vehicles overall during their lifetime as a result of better quality vehicles and longer warranties and the development of shared-use mobility;
•the cost of gasoline and other forms of energy;
•the availability and cost of credit to finance the purchase of vehicles and excess negative equity in existing vehicle loans;
•the effect of adverse macroeconomic conditions on consumer shopping activity;
•increased federal and other taxation; and
•reductions in business and consumer confidence.
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
Our business, results of operations, and financial condition depend on our ability to execute our business strategy, which includes the following key elements:

•deepening relationships with our existing customer base;
•continuing to expand our customer base;
•delivering on our business transformation initiatives;
•strengthening and extending our solutions through intelligence and innovation;
•developing and delivering our next generation of solutions;
•selectively pursuing strategic acquisitions; and
•building and maintaining a culture of performance and accountability.
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

Data security concerns relating to our technology or services could damage our reputation and deter current and potential customers from using our products and services. If our security measures fail to protect our customers' data from unauthorized access and disclosure, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure. A significant breach of the data security of our customers’, vendors’ or other partners’ information technology systems may negatively impact our business, results of operations, and financial condition.
We handle substantial amounts of confidential information, including personal information of our employees and of our customers' consumers and employees. Our success depends on the confidence of OEMs, dealers, lenders, major credit reporting agencies and other data providers, and other users of (or participants in) our solutions, in our ability to store, process, and transmit this confidential information securely (whether over the internet or otherwise), and to operate our computer systems and operations without significant disruption or failure.
Our computer systems experience cyber-attacks and data security incidents of varying degrees on a regular basis. These events may lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of data that we store, process and transmit. Our security measures may also fail to prevent unauthorized access to our systems and data may be exfiltrated and improperly disclosed or used due to employee error, malfeasance, system errors, or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. While security measures are in place, if our security measures fail to prevent unauthorized access to such data, our solutions may be perceived as not being secure and our customers may curtail or stop using our solutions and/or vendors may curtail or stop providing their solutions to us. Any failure of, or lack of confidence in, the security of our solutions could have a material adverse effect on our business, results of operations, and financial condition.
Despite our focus on data security, we may not be able to stop unauthorized attempts to gain access to data that we store and process, or to stop disruptions in the transmission or provision of data and communications or other data by us. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the controls used by our solutions to protect data contained, processed in and transferred to or from our, our customers’ and/or our vendors’ databases. While warranties and liabilities are usually limited in our customer and vendor contracts, they or other third parties may seek to hold us liable for any losses suffered as a result of unauthorized access to their confidential information or non-public personal information of consumers. In addition, while effort has been expanded to have insurance to cover these losses, we may be required to expend significant capital and other resources to protect against or alleviate any problems caused by actual or threatened cyber-attacks or other unauthorized access to such data. Our security measures may not be sufficient to prevent security breaches, and any failure to prevent the improper use and disclosure of data and/or to adequately alleviate any problems caused by such improper use and disclosure could have a material adverse effect on our business, results of operations, and financial condition.
Our customers, vendors and other partners are primarily responsible for the security of their information technology systems, and we rely on them to supply clean data content and/or to utilize our products and services in a secure manner. While we provide guidance and specific requirements of data security in some cases, we do not directly control any of such parties’ cyber security programs and operations. If our customers, vendors and other partners fail to prevent any significant cyber security breaches, their businesses could be disrupted and therefore may negatively impact our business, results of operations, and financial condition.
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

In addition, we are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits from regulatory authorities, particularly in the area of competition. On June 22, 2017, the Company received from the Federal Trade Commission (“FTC”) a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between the Company and Reynolds and Reynolds. On April 22, 2019, the Company received a subsequent request to schedule interviews with certain current and former Company employees. Parallel document requests have been received from certain states’ Attorneys General. The Company has responded to the requests and no proceedings have been instituted. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of resolving these investigations.

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
Revenue from the Partner Program in our CDKNA segment is dependent on the business model of charging third party retail solution providers for integration to our DMS through a program of robust and secure interfaces. Our ability to control the manner in which we provide this robust and secure access to information in our systems, and our pricing model for this service, has been, and will likely continue to be, challenged, dictated and constrained in certain jurisdictions. For example, during our fourth quarter ending June 30, 2019, Arizona, Montana, North Carolina and Oregon passed legislation that requires us to provide access or integrations to our software to read or write data within our systems. The legislation in some of these states purports to impose such requirements on us at our cost and without markup, or even without compensation, to any third party designated by a dealer licensee of our software, regardless of whether the dealer licensee has title to the data on our systems or the right under its software license to authorize non-licensee third parties access to our systems. In addition, each statute imposes administrative and technical requirements that are inconsistent with our current solutions and capabilities. We believe that compliance with such legislation will impair our ability to provide our customers with robust and secure technology solutions and will increase our risk of data security and privacy breaches, system and data integrity problems, and associated adverse competitive, financial, operational, and reputational impacts. Similar legislation has been proposed in other states and additional states may consider or pass similar legislation. We may incur significant legal and regulatory expenses in connection with assessing or challenging the applicability of this legislation to our products and offerings and while we seek legal, regulatory, or policy solutions to address concerns with respect to the validity of the legislation or our ability to comply with it. Ultimately, our failure to comply, or to provide solutions that allow our customers to comply, or any new investments of additional time and resources necessary to comply, or to provide solutions that allow our customers to comply, with this legislation will increase our operating costs and reduce our revenue, and could have a material adverse effect on our business, results of operations, and financial condition.
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
Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate directly or indirectly to our business. For example, federal laws and regulations governing privacy and security of consumer information generally apply to our customers and/or to us as a service provider. These include, but are not limited to, the federal Fair Credit Reporting Act, the Gramm-Leach-Bliley Act (the "GLB Act") and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act"), the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission (the “FCC”) telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, Red Flags Rule, and California Consumer Privacy Act of 2018 ("CCPA"). Laws of foreign jurisdictions, such as Canada's Anti-Spam Law and Personal Information Protection and Electronic Documents Act, and European Union's General Data Protection Regulation (the "GDPR") similarly apply to our collection, processing, storage, use, and transmission of protected data.
For example, the GDPR, which became effective on May 25, 2018 imposes more stringent operational requirements for entities processing personal information and greater penalties for noncompliance than previous laws. While we have made adjustments to our products, services and operations in Europe to comply with the new requirements contained in the GDPR and to facilitate our customers' compliance with the GDPR, we may need to make more adjustments as more clarification and guidance on compliance with the GDPR become available. Any such adjustments may result in costs and expenses, and any failure to meet the requirements of the GDPR may result in significant fines, penalties, or other liabilities (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious violations). Further, the European Union is expected to replace the EU Privacy and Electronic Communications Directive 2002/58/EC (“ePrivacy Directive”) governing the use of technologies to collect consumer information with the ePrivacy Regulation. The ePrivacy Regulation may impose burdensome requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the European Union’s current ePrivacy Directive and related EU member state legislation.
In addition to the GDPR in Europe, there is also rapid development of new privacy laws and regulations elsewhere around the globe, including amendments of existing data protection laws to the scope of such laws and penalties for noncompliance. Failure to comply with these international data protection laws and regulations could have a negative impact on our reputation and subject us to significant fines, penalties or other liabilities, all of which may cause increased cost of operations or decline in customer growth, or otherwise harm our business, results of operations, and financial condition.
In the U.S., some state laws and regulations have imposed, and others have contemplated imposing, enhanced disclosure obligations and greater restrictions or prohibitions on the use of data than are already contained in federal laws such as the GLB Act and its implementing regulations or the FTC rules described above. For example, a new law in California, the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2020. CCPA provides California consumers with a greater level of transparency and broader rights and choices with respect to their personal information than those contained in any existing state and federal laws in the U.S. The “personal information” regulated by CCPA is broadly defined to include any information that identifies or is reasonably capable of being associated with or linked, directly or indirectly, with a California consumer or household, including, for example, demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer. Compliance with CCPA requires the implementation of a series of operational measures such as preparing data maps, inventories, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing, maintaining and updating detailed disclosures in privacy policies, establishing mechanisms to respond to consumers’ data access, deletion, portability, and opt-out requests, etc. Violations of CCPA will result in civil penalties up to $7,500 per violation. CCPA further allows consumers to file lawsuits against a business if a data breach has occurred as a result of the business' violation of the duty to implement and maintain reasonable security procedures and practices.
The enforcement of the CCPA commenced on July 1, 2020. In the meantime, significant uncertainties in the interpretation and application some key CCPA provisions remain outstanding. On June 2, 2020, the California Attorney General submitted the draft of the implementation regulations to the CCPA (“CCPA Regulations”) to the California Office of Administration Law for its final approval. Furthermore, the privacy group whose efforts led to the CCPA in 2018 has proposed a new law, the California Privacy Rights Act (“CPRA”), which, if passed, would replace the CCPA and impose further compliance burdens and risks on service providers such as us.

To comply with CCPA and assist many of our customers who are subject to CCPA to comply with CCPA, we have modified or adjusted the design, development, and delivery of our products and services in a significant way. However, with further clarifications and interpretations of the CCPA, the approval of the CCPA Regulations, and the passage of the CPRA and/or any new laws and regulations, additional modifications and adjustments may be required, which may result in significant costs and expenses, and any delay or failure to make such changes may negatively affect our customers’ confidence in or perception of our product and services, result in their ceasing to use our products or services or even lawsuits and significant liabilities.
In addition, all 50 states have passed data breach notification laws that require notifications to affected consumers, attorneys general, consumer protection agencies and/or other government authorities when there is a breach of personal data, and provide consumers with credit monitoring and other remedies. Any data breaches and the related notifications and remedies may result in significant compliance costs in addition to potential liability and reputational damage.

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
During the twelve months ended June 30, 2020, we generated 21% of our revenues outside of the U.S. As a result, our business, operations, and financial condition are at times adversely affected by a number of global, regional and country-specific factors outside of our control.
Adverse changes in global, regional or country specific economic conditions, including recession or slowing growth, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, increases in unemployment, and lower consumer confidence and spending, periodically occur. For example, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 has caused an economic slowdown, and it is possible that it could cause a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm sustained demand within the automotive retail industry, which in turn may affect our business by reducing the number and/or size of actual or potential customers or the money that actual or potential customers are willing or able to spend on our solution portfolio, and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, and asset impairments.
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
Nationally recognized credit rating organizations have issued credit ratings relating to the Company and our senior notes. In November 2016, our credit ratings were downgraded to non-investment grade. If our ratings are downgraded further or if ratings agencies indicate that a downgrade may occur, it could limit our access to new financing, reduce our flexibility with respect to working capital needs, adversely affect the market price of our senior notes, result in an increase in financing costs, including interest expense under certain of our debt instruments, and result in less favorable covenants and financial terms in our future financing arrangements. Any of these outcomes could also negatively impact our relationships with our customers or otherwise have a material adverse effect on our business, results of operations, and financial condition. Additional details about the terms of our debt is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 17 - "Debt."
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
We have historically pursued growth through acquisitions, ranging from acquisitions of small start-up companies that provide a discrete application to a handful of customers, to acquisitions of substantial companies with more mature solutions and a larger customer base, such as our acquisition of ELEAD1ONE ("ELEAD") in 2018, which supports our CRM business. As part of our ongoing business strategy to expand solutions offerings, acquire new technologies, and strengthen our value proposition to customers, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, and joint ventures. However, there may be significant competition for acquisition, alliance, and joint venture targets in our industry, or we may not be able to identify suitable candidates, negotiate attractive terms, or obtain necessary regulatory approvals for such transactions in the future. Acquisitions, strategic alliances, and joint ventures also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was approved or completed.
Even if we are able to complete acquisitions or enter into alliances and joint ventures that we believe will provide attractive growth opportunities, such transactions are inherently risky. Significant risks from these transactions include risks relating to:
•integration and restructuring costs, both one-time and ongoing;
•developing and maintaining sufficient controls, policies, and procedures;
•diversion of management’s attention from ongoing business operations;
•establishing new informational, operational, and financial systems to meet the needs of our business;
•losing key employees, customers, and vendors;
•failing to achieve anticipated synergies, including with respect to complementary solutions; and
•unanticipated or unknown liabilities.
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
From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital currently in place will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future or at all will be impacted by many factors, including, but not limited to:
•our financial performance;
•our credit ratings;

•the liquidity of the overall capital markets; and
•the state of the economy.
There can be no assurance that we will have access to the capital markets on terms acceptable to us.
Our current level of indebtedness could negatively impact our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
We have significant debt obligations. On August 17, 2018, we entered into a $750.0 million revolving credit facility (which was drawn by $15.0 million as of June 30, 2020) and borrowed $300.0 million under a three-year term loan facility that will mature on August 17, 2021 and $300.0 million under a five year term loan facility that will mature on August 17, 2023. In addition, we have approximately $2.1 billion of existing senior notes outstanding. See Note 17, "Debt" to our consolidated financial statements under Item 8 of Part II of this Annual Report on Form 10-K for details about the terms of our debt.
Our current indebtedness could have important consequences, including, but not limited to:
•increasing our vulnerability to, and reducing our flexibility to plan for and respond to, general adverse economic and industry conditions and changes in our business and the competitive environment;
•an increasingly substantial portion of our cash flow from operations will be dedicated to making payments of principal of, and interest on, our indebtedness, thereby reducing the availability of funds that would otherwise be available to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;
•increasing our vulnerability to further downgrades of our credit rating, which could adversely affect our interest rates on existing indebtedness, cost of additional indebtedness, liquidity and access to capital markets;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•requiring us to secure our credit agreements and other indebtedness and provide subsidiary guarantees if certain conditions are met;
•making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;
•limiting or eliminating our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes; and
•any failure to comply with the obligations of any of our debt instruments could result in an event of default under the agreements governing such indebtedness, which in turn, if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies.
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
Our ability to make payments of principal and interest on our indebtedness, including the notes, depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:
•to seek additional financing in the debt or equity markets;
•to refinance or restructure all or a portion of our indebtedness, including the notes;
•to sell selected assets or businesses; or
•to reduce or delay planned capital or operating expenditures.

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
The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:
•our business profile and market capitalization may not fit the investment objectives of our stockholders, and our common stock may not be included in some indices, causing certain holders to sell their shares;
•a shift in our investor base;
•the actions of significant stockholders;
•our quarterly or annual earnings, or those of other companies in our industry;
•actual or anticipated fluctuations in our operating results;
•announcements of acquisitions or dispositions and strategic moves, such as acquisitions or restructurings, by us or our competitors;
•the failure of securities analysts to cover our common stock;
• the operating and stock price performance of other comparable companies;
•changes in expectations concerning our future financial performance and the future performance of our industry in general, including financial estimates and recommendations by securities analysts;
•differences between our actual financial and operating results and those expected by investors and analysts;
•changes in the regulatory framework of our industry and regulatory action;
•changes in general economic or market conditions, including the impact of COVID-19; and
•the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Our revenue, operating results, and profitability have varied in the past and are likely to continue to vary significantly from quarter to quarter, which may lead to volatility in our stock price. These variations are due to several factors, including:
•the timing, size, and nature of our customer revenues and any losses with respect thereto;
•product and price competition regarding our products and services;
•the timing of introduction and market acceptance of new products, services or product enhancements by us, or our competitors;
•changes in our operating expenses;
•foreign currency fluctuations;
•the timing of acquisitions or divestitures of businesses, products, and services;
•the seasonality of car sales;
•the impact of COVID-19;
•personnel changes; and
•fluctuations in economic and financial market conditions.
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
Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making them more burdensome to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
•the inability of our stockholders to act by written consent; and

•the right of our Board of Directors to issue preferred stock without stockholder approval.
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
In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock. As of June 30, 2020, we have spent a total of approximately $1.5 billion to repurchase shares of our common stock under the authorization. We have funded these repurchases through a combination of free cash flow and incremental borrowings. As intended, such borrowings brought leverage, measured as financial debt, net of cash, divided by adjusted EBITDA, to approximately 3.3x as of June 30, 2020. Our leverage ratio of 3.3x net debt to adjusted EBITDA as of June 30, 2020, is currently in excess of our target leverage ratio. In addition, on May 4, 2020, we entered into amendments to our credit agreements that restrict us from making repurchases of our common stock in excess of $40.0 million in any fiscal year through the earlier of: (i) delivery of the financial statements for the fiscal quarter ending December 31, 2021, provided certain conditions are met; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. As a result of these conditions, we do not anticipate any material share repurchases in fiscal 2021. There can be no assurance that we will be able to repurchase shares of our common stock at the times or in the amounts we currently anticipate due to market conditions, our cash position, our ability to access new financing, applicable laws and other factors, or that the results of the share repurchase program will be as beneficial as we currently anticipate.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease approximately 1.0 million square feet of real estate, consisting of office and other commercial facilities around the world. We own and maintain our global headquarters, totaling approximately 155,000 square feet, in Hoffman Estates, Illinois. We also own or lease approximately 21 locations in North America and 36 locations internationally.
We regularly add or reduce facilities as necessary to accommodate changes in our business operations. We believe that our facilities are adequate to meet our immediate needs, and that, if and when needed, we will be able to secure adequate additional space to accommodate future expansion.
Item 3. Legal Proceedings
For a description of our legal proceedings, see Item 8 of Part II, "Financial Statements and Supplementary Data - Note 18 - Commitments and Contingencies" included in this Annual Report of Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
Our common stock began trading "regular way" on the NASDAQ Global Select Market under the symbol "CDK" on October 1, 2014. As of June 30, 2020, there were 13,905 holders of record of our common stock.
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
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock for the five years ended June 30, 2020 with the comparable cumulative return of the: (i) Standard & Poor's (S&P) 500 Index, (ii) S&P MidCap 400 Index, and (iii) S&P 400 Information Technology Index.
The graph assumes $100 was invested in our common stock and in each of the indices as of the market close on June 30, 2015 and assumes that all cash dividends are reinvested. The comparisons in the graph are required by the Securities Exchange

Commission (“SEC”) and are not intended to forecast or be indicative of future performance of our common stock. The graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended, except to the extent that we specifically incorporate it by reference into such filing.
Issuer Purchases of Equity Securities
The following table presents a summary of common stock repurchases made during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
April 1 - 30, 2020	4,484	$34.07	—	$502,297,495
May 1 - 31, 2020	3,170	$35.98	—	$502,297,495
June 1 - 30, 2020	4,217	$41.41	—	$502,297,495
Total	11,871	$37.19	—
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
Item 6. Selected Financial Data
Selected financial data is presented on a consolidated basis. The following table sets forth selected consolidated financial data from our audited consolidated financial statements as of June 30, 2020 and 2019 and for the years ended June 30, 2020, 2019, and 2018. The selected consolidated financial data as of June 30, 2018, 2017, and 2016 and for the years ended June 30, 2017 and 2016 have been derived from consolidated financial statements which are not included in this Form 10-K.
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

	Years Ended June 30,
(In millions, except per share amounts)	2020(1) (2)	2019 (1)	2018	2017	2016
Income Statement Data
Revenues	$1,960.1	$1,914.8	$1,798.0	$1,730.7	$1,658.9
Earnings before income taxes	424.2	303.9	399.2	327.7	283.3
Provision for income taxes	120.4	62.2	88.1	92.8	90.1
Net earnings from continuing operations	303.8	241.7	311.1	234.9	193.2
(Loss) earnings from discontinued operations, net of taxes	(89.3)	(109.8)	77.6	67.6	53.6
Net earnings	214.5	131.9	388.7	302.5	246.8
Net earnings attributable to noncontrolling interest	7.0	7.9	7.9	6.9	7.5
Net earnings attributable to CDK	207.5	124.0	380.8	295.6	239.3

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$2.44	$1.86	$2.23	$1.55	$1.18
Discontinued operations	$(0.73)	$(0.87)	$0.57	$0.46	$0.34
Total net earnings attributable to CDK per share - basic	$1.71	$0.99	$2.80	$2.01	$1.52

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$2.43	$1.85	$2.21	$1.53	$1.17
Discontinued operations	$(0.73)	$(0.87)	$0.57	$0.46	$0.34
Total net earnings attributable to CDK per share - diluted	$1.70	$0.98	$2.78	$1.99	$1.51

Weighted-average basic shares outstanding	121.6	125.5	135.8	146.7	157.0
Weighted-average diluted shares outstanding	122.1	126.4	136.8	148.2	158.0
Cash dividends declared per share	$0.600	$0.600	$0.590	$0.555	$0.525

Balance Sheet Data
Cash and cash equivalents	$215.7	$311.4	$804.4	$726.1	$219.1
Total current assets	685.6	987.1	1,367.3	1,278.8	738.7
Property, plant and equipment, net	109.1	144.8	127.6	129.6	111.0
Total assets	2,854.1	2,999.0	3,008.4	2,883.1	2,365.0
Total current liabilities	526.8	840.2	548.4	552.6	523.4
Long-term debt	2,655.1	2,659.4	2,575.5	2,125.2	1,190.3
Total liabilities	3,434.8	3,713.5	3,355.7	2,939.9	1,988.8
Total stockholders' (deficit) equity	(580.7)	(714.5)	(347.3)	(56.8)	376.2
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
(2) Effective July 1, 2019, the Company adopted the Financial Accounting Standard Board Accounting Standards Update ("ASU") 2016-02, "Leases," and related ASUs using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. For further information, see Item 8 of Part II, "Financial Statements and Supplementary Data - Note 14 - Leases."

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
(Tabular amounts in millions, except per share amounts)
Executive Overview. CDK Global enables end-to-end automotive commerce across the globe. For over 40 years, we have served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the, acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles, in more than 100 countries around the world, for approximately 30,000 retail locations and most OEMs.
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
We have organized our operations into two main operating groups, CDK North America ("CDKNA") and CDK International ("CDKI"), which are also the two reportable operating segments. A brief description of each of these two segments' operations is provided below. In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Additional information on our reportable segments and geographic areas is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 20 - Financial Data by Segment."
In June 2019, we committed to a plan to divest our Digital Marketing Business and completed the divestiture on April 21, 2020. The Digital Marketing Business is presented as discontinued operations. Additional information on discontinued operations is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 4 - Discontinued Operations."
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
We have experienced impacts related to the COVID-19 pandemic during the second half of fiscal 2020, mainly attributable to lower volume of transactional revenue and reduced installation activities. Additionally, to support our customers in this difficult period, we have offered financial and other assistance and added product benefits to reflect today’s environment, while continuing to provide the high level of customer service they expect and rely on. The impacts of the financial assistance provided are expected be a near-term decrease in cash receipts in addition to a reduction in revenue that will be recognized over the next two years. The earnings and cash flow impacts of the reduced revenue is partially offset by expense reductions in the areas of travel expenses and other discretionary spending.
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

CDKI Restructuring. On May 2, 2020, we adopted a plan to restructure the CDKI segment to reduce costs and improve margins. The Company expects to incur costs related to one-time employee termination benefits up to $30.0 million. We have incurred costs of $14.2 million during the fourth quarter of fiscal 2020, additional charges related to these actions are expected to be incurred through early fiscal 2021.

Business Transformation Plan. During fiscal year ended June 30, 2015 ("fiscal 2015"), we initiated a three-year business transformation plan designed to increase operating efficiency and improve the cost structure of our global operations. The business transformation plan was completed at the end of our fiscal year ended June 30, 2019 (“fiscal 2019”). It produced significant benefits in our business performance. Additional information on the business transformation plan is contained in Item 8 of Part II, "Financial Statements and Supplementary Data, Note 7 - Restructuring."

In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of a return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through June 30, 2020. On May 4, 2020, we entered into amendments to our credit agreements that restrict us from making repurchases of our common stock in excess of $40.0 million in any fiscal year through the earlier of: (i) delivery of the financial statements for the fiscal quarter ending December 31, 2021, provided certain conditions are met; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. We did not make stock repurchases during the fiscal 2020. For fiscal 2020, the shareholder returns consisted solely of dividends with an aggregate value of $73.0 million. Our top priorities for capital allocation will continue to be a thoughtful balance between: (i) organic investments that will continue to accelerate the growth and performance of the business; (ii) inorganic opportunities that are synergistic with our portfolio and would meaningfully provide additional profitable revenue and increased long-term value; and (iii) return of capital to shareholders, while targeting a leverage ratio, measured as financial debt, net of cash, divided by adjusted EBITDA, at a range of 2.5x to 3.0x net debt to adjusted EBITDA. Our leverage ratio of 3.3x net debt to adjusted EBITDA as of June 30, 2020, is currently in excess of our target leverage ratio. As a result, we do not anticipate any material share repurchase during fiscal 2021.

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
Other: consulting and professional services, sales of hardware, and other miscellaneous revenues. After the adoption of ASC 842, Other revenues also includes leasing revenue from hardware where the customer has a right of use during the contract term under ASC 842, as hardware substitution rights are not considered substantive.
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
•Our revenues, operating earnings, and profitability have varied in the past as a result of these trends and uncertainties and are likely to continue to vary from quarter to quarter, which may lead to volatility in our stock price. These trends or uncertainties could occur in a variety of different areas of our business and the marketplace.
•Changing market trends, including changes in the automotive marketplace, both in North America and internationally, could have a material impact on our business. From time to time, the economic trends of a region could have an impact on the volume of automobiles sold at retail within one or more of the geographic markets in which we operate. To some extent, our business is impacted by these trends, either directly through a shift in the number of transactions processed by customers of our transactional business, or indirectly through changes in our customers’ spending habits based on their own changes in profitability.
•Our presence in multiple markets internationally could pose challenges that would impact our business or results of operations. We currently operate in over 100 countries and derive a significant amount of our overall revenues from markets outside of North America. The geographic breadth of our presence exposes us to potential economic, social, regulatory, and political shifts.
•Our ability to bring new solutions to market, research and develop, or acquire the data and technology that enables those solutions is important to our continued success. In addition, our strategy includes the selective pursuit of acquisitions that support or complement our existing technology and solution set. An inability to invest in the continued development of new solutions for the automotive marketplace, or an inability to acquire new technology or solutions due to a lack of liquidity or resources, could impair our strategic position.
•Our success depends on our ability to maintain the security of our data and intellectual property, as well as our customers’ data. Although we maintain a clear focus on data and system security, and we incur significant costs securing our infrastructure annually in support of that focus, we may experience interruptions of service or potential security issues that may be beyond our control.
Factors Affecting Comparability of Financial Results
Debt Financing
Revolving Credit Facility. On August 17, 2018, we entered into a five-year senior unsecured revolving credit facility. The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were $209.5 million and $268.4 million for the three months ending June 30, 2020 and 2019, respectively, and $122.7 million and $282.3 million for the year ended June 30, 2020, and 2019, respectively.
Term Loan Facilities. On August 17, 2018, we borrowed an aggregate of $600.0 million under term loan facilities comprising a $300.0 million term loan facility that will mature on August 17, 2021 (our "three year term loan facility"), and a $300.0 million term loan facility that will mature on August 17, 2023 (our "five year term loan facility"). Borrowings under the three year term loan facility and the five year term loan facility were used to pay off all of the outstanding principal, interest and related fees with respect to each of the two $250.0 million senior unsecured term loan facilities, and the $400.0 million senior unsecured term loan facility.
Senior Notes. On May 2, 2019, we completed an offering of 5.250% senior notes with a $500.0 million aggregate principal amount due in 2029 (the "2029 notes"). The net proceeds from the sale of the 2029 notes was primarily used to repay borrowings under the Company's revolving credit facility and for general corporate purposes, which included share repurchases, dividends, acquisitions, working capital and capital expenditures.
On October 15, 2019, we paid off the unsecured senior note at its maturity with an interest rate of 3.30% and an aggregate principal amount of $250.0 million.
Acquisitions
On September 14, 2018, the Company acquired the equity interests of ELEAD. ELEAD’s automotive customer relationship management ("CRM") software and call center solutions enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform.
Adoption of Accounting Standard Updates related to Leases.
On July 1, 2019, we adopted Accounting Standard Codification 842 "Leases," as amended ("ASC 842"). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or an operating lease that is not considered short-term. We adopted ASC 842 using the modified retrospective transition method whereby prior comparative periods have not been restated. As a result, there are year-over-year variances discussed in the sections below that result from the change in timing of revenue and cost recognition for our Hardware as a Service ("HaaS") arrangements beginning in fiscal 2020. For additional information, refer to Item 8 of Part II, "Financial Statements and Supplementary Data - Note 14 - Leases" of this Annual Report on Form 10-K

Key Performance Measures. We regularly review the following key performance measures in evaluating our business results, identifying trends affecting our business, and making operating and strategic decisions:
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

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted earnings before income taxes	Earnings (Loss) before income taxes
Adjusted provision for income taxes	Provision for income taxes
Adjusted net earnings attributable to CDK	Net (loss) earnings attributable to CDK
Adjusted diluted earnings attributable to CDK per share	Diluted (loss) earnings attributable to CDK per share
Adjusted EBITDA	Net (loss) earnings attributable to CDK
Adjusted EBITDA margin	Net (loss) earnings attributable to CDK margin
Constant currency revenues	Revenues
Constant currency adjusted earnings before income taxes	(Loss) Earnings before income taxes
Free cash flow from continuing operations	Net cash flows provided by operating activities
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

Effective April 1, 2020, we modified our presentation of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, and adjusted EBITDA to include our plan to restructure the CDKI segment to reduce costs and improve margins.

Effective April 21, 2020, we modified our presentation of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, and adjusted EBITDA to include net adjustments related to the loss from an equity method investment.
Results of Operations. We review results on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollars using the average monthly exchange rate for the comparable prior period. As a result, constant currency results neutralize the effects of foreign currency.
Fiscal 2020 Compared to Fiscal 2019. The following is a discussion of the results of our consolidated results of operations for fiscal 2020 and 2019, respectively. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
For a discussion of our results of operations for fiscal 2019 compared to fiscal 2018, please refer to Part II, Item7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which was filed with the SEC on August 14, 2019.

The table below presents our Consolidated Statements of Operations for the periods indicated and the dollar change and percentage change between periods.

	Years Ended June 30,		Change
	2020	2019	$	%
Revenues	$1,960.1	$1,914.8	$45.3	2%
Costs of revenues	966.5	899.8	66.7	7%
Selling, general and administrative expenses	429.9	444.7	(14.8)	(3)%
Restructuring expenses	14.2	28.0	(13.8)	(49)%
Litigation provision	—	90.0	(90.0)	(100)%
Total expenses	1,410.6	1,462.5	(51.9)	(4)%
Operating earnings	549.5	452.3	97.2	21%
Interest expense	(144.3)	(139.1)	(5.2)	(4)%
Loss from equity method investment	(2.7)	(17.0)	14.3	84%
Other income, net	21.7	7.7	14.0	182%
Earnings before income taxes	424.2	303.9	120.3	40%
Margin %	21.6%	15.9%
Provision for income taxes	(120.4)	(62.2)	(58.2)	(94)%
Effective tax rate	28.4%	20.5%
Net earnings from continuing operations	303.8	241.7	62.1	26%
Net loss from discontinued operations	(89.3)	(109.8)	20.5	(19)%
Net earnings	214.5	131.9	82.6	63%
Less: net earnings attributable to noncontrolling interest	7.0	7.9	(0.9)	(11)%
Net earnings attributable to CDK	$207.5	$124.0	$83.5	67%
Revenues. Revenues for fiscal 2020 increased by $45.3 million as compared to fiscal 2019. The CDKNA segment contributed $46.0 million, partially offset by declines in the CDKI segment of $0.7 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was a decrease of $10.7 million. The foreign exchange rate impact was primarily due to the strength of the Euro, British pound, South African rand, Canadian dollar, Chinese yuan, and Danish krone, against the U.S. dollar.
Cost of Revenues. Cost of revenues for fiscal 2020 increased by $66.7 million as compared to fiscal 2019. The constant currency impact of foreign exchange rates on cost of revenues was a decrease of $5.1 million. Cost of revenues increased due to the ELEAD acquisition, higher costs relating to investments in strategic growth initiatives, a post-ASC 842 change in the timing of cost recognition for our HaaS arrangements, and an increase in depreciation and amortization resulted from capitalized software. These increases were partially offset by the cost containment efforts in response to the COVID-19 pandemic, impairment charges recorded related to certain intangible assets during the second quarter of the prior year, and lower employee related expenses. Cost of revenues include expenses to research, develop, and deploy new and enhanced solutions for our customers of $72.9 million and $79.5 million for fiscal 2020 and 2019, respectively, representing 3.7% and 4.2% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2020 decreased $14.8 million as compared to fiscal 2019. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was a decrease of $2.6 million. Selling, general and administrative expenses decreased due to lower stock-based compensation expense resulting from cumulative adjustments related to the achievement of financial performance metrics associated with performance-based restricted stock units, certain expenses incurred in the prior year related to the business transformation plan which was completed at the end of fiscal 2019, and lower travel expenses as a result of the COVID-19 pandemic, partially offset by costs related to the business process modernization program that began during fiscal 2020.
Restructuring Expenses. Restructuring expenses for fiscal 2020 decreased $13.8 million as compared to fiscal 2019. The expenses in fiscal 2020 relate to our restructuring plan for the CDKI segment. The expenses incurred in the prior year relate to our business transformation plan which was completed at the end of fiscal 2019.

Litigation Provision. The Company recorded a $90.0 million litigation provision related to antitrust lawsuits during fiscal 2019. Additional information on the litigation provision is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 18 - Commitments and Contingencies."
Interest Expense. Interest expense for fiscal 2020 increased $5.2 million as compared to fiscal 2019 due to higher interest rates and higher average debt levels in fiscal 2020 compared to fiscal 2019.
Loss from Equity Method Investment. The Company recorded a $2.7 million loss from the equity earnings of Ansira, an equity-method investment. The Company recorded a $17.0 million loss from equity method investment related to termination of a joint-venture contract during fiscal 2019. Refer to Note 16. Investments for additional information on equity method investments.
Other Income, Net. Other income, net for fiscal 2020 increased by $14.0 million as compared to fiscal 2019 due largely to the recognition of income related to a transition services agreement in connection with the sale of the Digital Marketing Business.
Provision for Income Taxes. The effective tax rate for fiscal 2020 was 28.4% as compared to 20.5% for fiscal 2019. The effective tax rate for fiscal 2020 was primarily impacted by $14.8 million of tax expense from the increase in valuation allowance for capital loss carryforward credits which was triggered by a change in estimate of the expected capital gain associated with the sale of the assets of the Digital Marketing Business and $3.7 million tax expense from CDK's change in assertion regarding our intent to no longer indefinitely reinvest foreign earnings offset by $1.2 million of one-time tax benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act in the first quarter of fiscal 2020. The effective tax rate for fiscal 2019 was impacted by a $14.8 million tax benefit from decrease in valuation allowance related to the capital gain that we expected to recognize in conjunction with the sale of the Digital Marketing Business, a $4.3 tax expense from an increase to valuation allowance related to a new capital loss generated from termination of a joint venture, a one-time tax expense of $3.4 million form a revaluation of deferred tax assets associated with executive compensation, $0.6 million tax benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 as a result of the Tax Reform Act, and $1.4 million tax benefit for excess tax benefits from stock-based compensation. The effective tax rate increase from fiscal 2019 to fiscal 2020 is also impacted by the mix of earnings by jurisdiction offset by a tax benefit from a decrease of nondeductible expenses for tax purposes due to reduced executive compensation, tax benefits from various tax planning implemented in fiscal 2020 including an update to transfer pricing policies and a tax benefit from a state audit refund.
Net Loss from Discontinued Operations. Net loss from discontinued operations reflect the results of the Digital Marketing Business. During fiscal 2019, the Digital Marketing Business was impacted by a $168.7 million goodwill impairment charge. On April 21, 2020, the Company completed its sale of the Digital Marketing Business. The Company previously recorded a valuation allowance of $95.7 million through March 31, 2020, and recorded an additional $0.6 million in the fourth quarter of fiscal 2020 for a total loss on sale of $96.3 million. Refer to Note 4 Discontinued operations for additional information. In addition, the Digital Marketing Business generated lower earnings in fiscal 2020 due to a decline in our advertising business revenues which were impacted by a reduction in OEM-funded advertising placements and dealer spend, a decline in our website business revenues and the fact that fiscal 2020 only included the business through April 21, 2020. The unfavorable effects of these items were partially offset by a net tax benefit.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2020 increased $83.5 million as compared to fiscal 2019. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Consolidated Non-GAAP Results. The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Years Ended June 30,		Change
	2020	2019	$	%
Revenues (1)	$1,960.1	$1,914.8	$45.3	2%
Impact of exchange rates	10.7	—	10.7
Constant currency revenues	$1,970.8	$1,914.8	$56.0	3%

Earnings before income taxes (1)	$424.2	$303.9	$120.3	40%
Margin %	21.6%	15.9%
Total stock-based compensation (1) (2)	19.6	30.5	(10.9)
Amortization of acquired intangible assets (1) (3)	16.1	15.3	0.8
Transaction and integration-related costs (1) (4)	10.2	13.2	(3.0)
Legal and other expenses related to regulatory and competition matters (5)	19.4	111.2	(91.8)
Business process modernization program (6)	16.1	—	16.1
Restructuring expenses (1) (7)	14.2	28.0	(13.8)
Other business transformation expenses (1) (7)	—	20.9	(20.9)
Impairment of intangible assets (8)	—	14.9	(14.9)
Officer transition expense (9)	—	6.4	(6.4)
Net adjustments related to loss from equity method investment (10)	2.2	—	2.2
ELEAD joint venture agreement termination (11)	—	17.0	(17.0)
Adjusted earnings before income taxes (1)	$522.0	$561.3	$(39.3)	(7)%
Adjusted margin %	26.6%	29.3%
Impact of exchange rates	2.6	—	2.6
Constant currency adjusted earnings before income taxes	$524.6	$561.3	$(36.7)	(7)%

	Years Ended June 30,		Change
	2020	2019	$	%
Provision for income taxes (1)	$120.4	$62.2	$58.2	94%
Effective tax rate	28.4%	20.5%
Income tax effect of pre-tax adjustments (13)	23.6	58.8	(35.2)
Income tax effect for foreign earnings previously deemed indefinitely reinvested (14)	(3.4)	—	(3.4)
Change in valuation allowance (15)	(14.8)	14.8	(29.6)
Impact of U.S. tax reform (16)	1.2	(2.8)	4.0
Adjusted provision for income taxes (1)	$127.0	$133.0	$(6.0)	(5)%
Adjusted effective tax rate	24.3%	23.7%

	Years Ended June 30,		Change
	2020	2019	$	%
Net earnings	$214.5	$131.9	$82.6	63%
Less: net earnings attributable to noncontrolling interest	7.0	7.9
Net earnings attributable to CDK	207.5	124.0	83.5	67%
Net loss from discontinued operations (17)	89.3	109.8	(20.5)
Total stock-based compensation (1) (2)	19.6	30.5	(10.9)
Amortization of acquired intangible assets (1) (3) (18)	15.8	15.0	0.8
Transaction and integration-related costs (1) (4)	10.2	13.2	(3.0)
Legal and other expenses related to regulatory and competition matters (5) (18)	19.3	111.0	(91.7)
Business process modernization program (6)	16.1	—	16.1
Restructuring expenses (1) (7) (18)	14.2	27.9	(13.7)
Other business transformation expenses (1) (7)	—	20.9	(20.9)
Impairment of intangible assets (8)	—	14.9	(14.9)
Officer transition expense (9)	—	6.4	(6.4)
Net adjustments related to loss from equity method investment (10)	2.2	—	2.2
ELEAD joint venture agreement termination (11)	—	17.0	(17.0)
Tax matters indemnification gain (12)	—	—	—
Income tax effect of pre-tax adjustments (13)	(23.6)	(58.8)	35.2
Income tax effect for foreign earnings previously deemed indefinitely reinvested (14)	3.4	—	3.4
Change in valuation allowance (15)	14.8	(14.8)	29.6
Impact of U.S. tax reform (16)	(1.2)	2.8	(4.0)
Adjusted net earnings attributable to CDK (1)	$387.6	$419.8	$(32.2)	(8)%

	Years Ended June 30,		Change
	2020	2019	$	%
Diluted earnings attributable to CDK per share	$1.70	$0.98	$0.72	73%
Net loss from discontinued operations (17)	0.73	0.87
Total stock-based compensation (1) (2)	0.16	0.24
Amortization of acquired intangible assets (1) (3) (18)	0.13	0.12
Transaction and integration-related costs (1) (4)	0.08	0.10
Legal and other expenses related to regulatory and competition matters (5) (18)	0.15	0.88
Business process modernization program (6)	0.13	—
Restructuring expenses (1) (7) (18)	0.12	0.22
Other business transformation expenses (1) (7)	—	0.17
Impairment of intangible assets (8)	—	0.12
Officer transition expense (9)	—	0.05
Net adjustments related to loss from equity method investment (10)	0.02	—
ELEAD joint venture agreement termination (11)	—	0.13
Tax matters indemnification gain (12)	—	—
Income tax effect of pre-tax adjustments (13)	(0.19)	(0.46)
Income tax effect for foreign earnings previously deemed indefinitely reinvested (14)	0.03	—
Decrease in valuation allowance (15)	0.12	(0.12)
Impact of U.S. tax reform (16)	(0.01)	0.02
Adjusted diluted earnings attributable to CDK per share (1)	$3.17	$3.32	$(0.15)	(5)%

Weighted-average common shares outstanding:
Diluted	122.1	126.4
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
(7) Restructuring expense in fiscal 2019 relate to other business transformation expenses incurred in connection with our business transformation plan. Restructuring expense in fiscal 2020 related to the restructuring plan for the CDKI segment, which was adopted by the Company on May 2, 2020. These charges are included within cost of revenues and selling, general and administrative expenses.
(8) Impairment of intangible assets consists of the write-off of certain intangible assets within the CDKNA segment and is reported within cost of revenues.
(9) Officer transition expense includes severance expense in connection with officer departures included within selling, general and administrative expenses.
(10) Net adjustments related to loss from equity method investment included certain portions of Ansira earnings attributable to the equity interest owned by CDK reported within loss from equity method investment
(11) Loss related to ELEAD joint venture contract termination included within loss from equity method investment.
(12) Net gain recorded within other income, net associated with an indemnification receivable from ADP for pre spin-off tax periods in accordance with tax matters agreement.
(13) Income tax effect of pre-tax adjustments calculated at applicable statutory rates.
(14) Recognition of income tax expense for cumulative withholding tax associated with historical foreign earnings that are no longer considered indefinitely reinvested as of March 31, 2020. The change in assertion was made in the third quarter in response to the uncertainty related to the COVID-19 pandemic and its potential impact on CDK’s liquidity needs. In the fourth quarter of fiscal 2020, an adjustment was made to true up the estimate recorded in the third quarter of fiscal 2020.
(15) In fiscal 2019, decrease in valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company expected to utilize in connection with the plan to divest the Digital Marketing Business. In fiscal 2020, based on new information about the plan for the sale the valuation allowance was restored.
(16) In fiscal 2020, a one-time tax benefit of $1.2 million for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings and in fiscal 2019, a one-time tax expense of $3.4 million from a revaluation of deferred tax assets associated with executive compensation as a result of the Tax Reform Act offset by $0.6 million tax benefit due to a true-up to the one-time transition tax initially recorded in fiscal 2018 as a result of the Tax Reform Act.
(17) Net loss from discontinued operations associated with our divestiture of the Digital Marketing Business, which closed on April 21, 2020.
(18) The portion of expense related to noncontrolling interest of $0.3 million and $0.1 million has been removed from amortization of acquired intangible assets and legal and other expenses related to regulatory and competition matters, respectively, in fiscal 2020. The portion of expense related to noncontrolling interest of $0.3 million, $0.2 million, and $0.1 million, has been excluded from amortization of acquired intangible assets, legal and other expenses related to regulatory and competition matters, and restructuring expenses, respectively, in fiscal 2019.
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for fiscal 2020 decreased $39.3 million as compared to fiscal 2019. Adjusted margin decreased from 29.3% to 26.6%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $2.6 million. Adjusted earnings before income taxes were unfavorably impacted by the COVID-19 pandemic, a decrease in Partner Program revenues, higher investments in strategic growth initiatives, and increase in depreciation and amortization resulting from capitalized software, and interest partially offset by growth in the core business and the recognition of income related to the recovery of costs through the transition services agreement in connection with the sale of the Digital Marketing Business.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for fiscal 2020 was 24.3% as compared to 23.7% for fiscal 2019. The effective tax rate was impacted by withholding tax recorded for certain foreign earnings in the fourth quarter and a change in the mix of earnings by jurisdiction offset by a tax benefit from a decrease of nondeductible expenses for tax purposes due to reduced executive compensation, tax benefits from various tax planning implemented in fiscal 2020 including an update to transfer pricing policies, and a tax benefit form a state audit refund.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2020 decreased $32.2 million as compared to fiscal 2019. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and by the associated tax effect.

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Years Ended June 30,		Change
	2020	2019	$	%
Net earnings attributable to CDK	$207.5	$124.0	$83.5	67%
Margin %	10.6%	6.5%
Net earnings attributable to noncontrolling interest (2)	7.0	7.9	(0.9)
Net loss from discontinued operations (3)	89.3	109.8	(20.5)
Provision for income taxes (1) (4)	120.4	62.2	58.2
Interest expense (5)	144.3	139.1	5.2
Depreciation and amortization (1) (6)	99.6	89.8	9.8
Total stock-based compensation (1) (7)	19.6	30.5	(10.9)
Transaction and integration-related costs (1) (8)	10.2	13.2	(3.0)
Legal and other expenses related to regulatory and competition matters (9)	19.4	111.2	(91.8)
Business process modernization program (10)	16.1	—	16.1
Restructuring expenses (1) (11)	14.2	28.0	(13.8)
Other business transformation expenses (1) (11)	—	20.9	(20.9)
Impairment of intangible assets (12)	—	14.9	(14.9)
Officer transition expense (13)	—	6.4	(6.4)
Net adjustments related to loss from equity method investment (14)	3.3	—	3.3
ELEAD joint venture termination (15)	—	17.0	(17.0)
Adjusted EBITDA	$750.9	$774.9	$(24.0)	(3)%
Adjusted margin %	38.3%	40.5%
(1) Excludes amounts attributable to discontinued operations.
(2) Net earnings attributable to noncontrolling interest included within the financial statements.
(3) Net loss from discontinued operations associated with our divestiture of the Digital Marketing Business, which closed on April 21, 2020.
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
(11) Restructuring expense recognized in connection with our business transformation plan in fiscal 2019 and 2018, and the restructuring plan for the CDKI segment, which was adopted by the Company during fiscal 2020. Other business transformation expenses incurred in connection with our business transformation plan and included within cost of revenues and selling, general and administrative expenses. Other business transformation expenses exclude $3.3 million of accelerated depreciation expense for fiscal 2019.

(12) Impairment of intangible assets consists of the write-off of certain intangible assets within the CDKNA segment and is reported within cost of revenues and selling, general and administrative expenses.
(13) Officer transition expense includes severance expense in connection with officer departures is included within selling, general and administrative expenses.
(14) Net adjustments related to loss from equity method investment included certain portions of Ansira earnings attributable to the equity interest owned by CDK reported within loss from equity method investment
(15) Loss related to ELEAD joint venture contract termination included within loss from equity method investment.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2020 decreased $24.0 million as compared to fiscal 2019. Adjusted margin decreased from 40.5% to 38.3%. Adjusted EBITDA was unfavorably impacted by the COVID-19 pandemic, a decrease in Partner Program revenues and higher investments in strategic growth initiatives, partially offset by growth in the core business and the recognition of income related to the recovery of costs through the transition services agreement in connection with the sale of the Digital Marketing Business.
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
The following is a discussion of the results of our continuing operations by reportable segment for fiscal 2020 and 2019. Certain expenses are charged to the reportable segments at a standard rate for management reporting purposes. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.
CDK North America Segment. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2020	2019	$	%
Revenues	$1,639.0	$1,593.0	$46.0	3%
Impact of exchange rates	$1.2	$—	$1.2
Constant currency revenues	$1,640.2	$1,593.0	$47.2	3%

Earnings before income taxes	$587.6	$517.5	$70.1	14%
Margin %	35.9%	32.5%
Transaction and integration-related costs	8.7	11.2	(2.5)
Amortization of acquired intangible assets	15.3	14.6	0.7
Legal and other expenses related to regulatory and competition matters	19.4	111.2	(91.8)
Business process modernization program	16.1	—	16.1
Impairment of intangible assets	—	14.9	(14.9)
ELEAD joint venture agreement termination	—	17.0	(17.0)
Adjusted earnings before income taxes	$647.1	$686.4	$(39.3)	(6)%
Adjusted margin %	39.5%	43.1%
Impact of exchange rates	$0.7	$—	$0.7
Constant currency adjusted earnings before income taxes	$647.8	$686.4	$(38.6)	(6)%

The table below presents revenue disaggregation for the CDKNA segment for fiscal 2020 and for fiscal 2019.

	Years Ended June 30,		Change
	2020	2019	$	%
Revenue:
Subscription	$1,306.0	$1,283.3	$22.7	2%
On-site license and installation	10.8	7.9	2.9	37%
Transaction	155.0	162.5	(7.5)	(5)%
Other	167.2	139.3	27.9	20%
Total Revenues	$1,639.0	$1,593.0	$46.0	3%
Revenues. CDKNA revenues for fiscal 2020 increased $46.0 million as compared to fiscal 2019 and includes an unfavorable currency impact of $1.2 million.
Subscription revenues grew due to the ELEAD acquisition, an increase in average revenue per DMS customer site primarily due to a combination of higher layered application sales, and a net increase in DMS customer site count which increased from 14,681 sites as of June 30, 2019 to 14,719 sites as of June 30, 2020. These increases were partially offset by pricing concessions, including customer discounts and credits in response to the COVID-19 pandemic. Transaction revenues decreased primarily due to a reduction in vehicle registrations and credit report activity attributable to the COVID-19 pandemic. Other revenue increased due to a post-ASC 842 change in the timing of revenue recognition for our HaaS arrangements.
Earnings before Income Taxes. CDKNA earnings before income taxes increased by $70.1 million for fiscal 2020 as compared to fiscal 2019 and includes an unfavorable currency impact of $0.7 million. Margin increased from 32.5% to 35.9%.
CDKNA earnings before income taxes for fiscal 2020 increased compared to fiscal 2019 due to a $90.0 million litigation provision related to antitrust lawsuits recorded in the fourth quarter of the prior year, an impairment charge recorded related to certain intangible assets during the second quarter of the prior year, growth in the core business despite COVID-19 related impacts and lower employee related costs. These increases were partially offset by investments related to strategic growth initiatives and costs related to the business process modernization program.
CDK International Segment. The table below presents the reconciliation of revenues to constant currency revenues, and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKI segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2020	2019	$	%
Revenues	$321.1	$321.8	$(0.7)	—%
Impact of exchange rates	9.5	—	9.5
Constant currency revenues	$330.6	$321.8	8.8	3%

Earnings before income taxes	$58.1	$77.1	$(19.0)	(25)%
Margin %	18.1%	24.0%
Restructuring expenses	14.2	—	14.2
Amortization of acquired intangible assets	0.8	0.7	0.1
Adjusted earnings before income taxes	$73.1	$77.8	$(4.7)	(6)%
Adjusted Margin %	22.8%	24.2%
Impact of exchange rates	2.0	—	2.0
Constant currency adjusted earnings before income taxes	$75.1	$77.8	$(2.7)	(3)%

        The table below presents revenue disaggregation for the CDKI segment for fiscal 2020 and for fiscal 2019.

	Years Ended June 30,		Change
	2020	2019	$	%
Subscription(1)	$253.5	$239.4	$14.1	6%
On-site license and installation(1)	46.7	65.0	(18.3)	(28)%
Other	20.9	17.4	3.5	20%
Revenues	$321.1	$321.8	$(0.7)	—%
(1) During the fourth quarter of fiscal 2020, the Company determined that certain revenue within the CDKI segment categorized as Subscription should be reported as On-site license and installation. As a result, for the year ended June 30, 2019, the Company reclassified $17.9 million of revenue to conform to the current year presentation. The Company believes this reclassification is not material. The reclassification did not impact the Consolidated Statements of Operations.
Revenues. CDKI revenues decreased by $0.7 million for fiscal 2020 as compared to fiscal 2019. CDKI revenues were impacted by the strength of the Euro, British pound, South African rand, Chinese yuan, and Danish krone, against the U.S. dollar which contributed to a decrease of $9.5 million or 3.0 percentage point.
CDKI's growth in revenues on a constant currency basis was primarily due to increased average revenue per customer site resulting from incremental subscription revenues despite a decrease in DMS customer site count from 13,098 sites for fiscal 2019 to 12,722 sites for fiscal 2020 and customer pricing concessions in response to the COVID-19 pandemic. This increase was offset by the On-site license and installation revenue decrease primarily driven by a lower demand from customers for additional licenses and the continuing change in product mix from onsite to SaaS. Other revenue also increased through higher customization project revenues.
Earnings before Income Taxes. CDKI earnings before income taxes decreased by $19.0 million for fiscal 2020 as compared to fiscal 2019 and margin decreased from 24.0% to 18.1%. The constant currency impact of foreign exchange rates on earnings before income taxes, due to the strength of the Euro, British pound, South African rand, Chinese yuan, and Danish krone, against the U.S. dollar, was a decrease of $2.0 million.
CDKI earnings before income taxes on a constant currency basis decreased primarily due to one-time employee termination benefits that relate to our restructuring plan for the CDKI segment and customer pricing concessions in response to the COVID-19 pandemic.
Other Segment. The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Years Ended June 30,		Change
	2020	2019	$	%
Loss before income taxes	$(221.5)	$(290.7)	$69.2	24%
Total stock-based compensation	19.6	30.5	(10.9)
Transaction and integration-related costs	1.5	2.0	(0.5)
Net adjustments related to loss from equity method investment	2.2	—	2.2
Restructuring expenses	—	28.0	(28.0)
Other business transformation expenses	—	20.9	(20.9)
Officer transition expense	—	6.4	(6.4)
Tax matters indemnification gain, net	—	—	—
Adjusted loss before income taxes	$(198.2)	$(202.9)	$4.7	2%
Impact of exchange rates	(0.1)	—	(0.1)
Constant currency adjusted loss before income taxes	$(198.3)	$(202.9)	$4.6	2%
The primary components of the Other segment loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, and certain unallocated expenses.

Loss before Income Taxes. The Other loss before income taxes decreased by $69.2 million for fiscal 2020 as compared to fiscal 2019. The Other loss before income taxes was favorably impacted by the expenses incurred in the prior year related to the business transformation plan which was completed at the end of fiscal 2019, lower stock-based compensation expense resulting from cumulative adjustments related to the achievement of financial performance metrics associated with performance-based restricted stock units, the recognition of income related to a transition services agreement in connection with the sale of the Digital Marketing Business, and lower employee related expenses. These impacts were partially offset by increased interest expense due to higher interest rates and average debt levels during fiscal 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Refer to Impacts of COVID-19 in the Results of Operations section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about liquidity and capital resources.
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
As of June 30, 2020, cash and cash equivalents were $215.7 million, total CDK stockholders' deficit was $596.1 million, and total debt was $2,675.8 million, which is net of unamortized financing costs of 27.1 million. Working capital as of June 30, 2020 was $179.5 million as compared to $417.7 million as of June 30, 2019. Working capital as used herein excludes current maturities of long-term debt and finance lease liabilities.
Our borrowings consist of two term loan facilities with initial principal amounts of $600.0 million, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.250% senior notes with a $500.0 million aggregate principal amount due in 2029. The interest rates for the 2024 notes increased to 5.00% from 4.50% effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, of which $15.0 million was drawn as of June 30, 2020.
On May 4, 2020, we entered into an amendment of our credit facilities that temporarily increased the maximum ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio”) in order to provide additional financial flexibility. Under the amendment, the Leverage Ratio may not exceed: (i) 4.75 to 1.00 for the quarters ended March 31, 2020 through March 31, 2021; and (ii) 4.25 to 1.00 for the quarters ending June 30, 2021 through September 30, 2021. During this period, if at any time the Leverage Ratio exceeds 4.25 to 1.00 or our senior unsecured credit rating is downgraded below BB+ by S&P and below Ba1 by Moody’s, we would be required to provide the creditor banks with a security interest over substantially all of its property to secure the loans and other obligations under the credit agreement and to provide subsidiary guarantees to the creditor banks. We agreed that interest on the credit facilities would be increased by 0.50% and commitment fees by 0.05% until the earlier of: (i) the delivery of our financial statements for the fiscal quarter ending December 31, 2021; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks.
Our long-term credit ratings and senior unsecured debt ratings are Ba1 (Stable Outlook) with Moody's, and BB+ (Negative Outlook) with S&P, which are non-investment grade.
Of the $215.7 million of cash and cash equivalents held as of June 30, 2020, $175.2 million was held by our foreign subsidiaries. As of March 31, 2020, in conjunction with our assessment of the impact of the global emergence of COVID-19 on our business including the increase in uncertainty and higher expected U.S. cash needs associated with the pandemic, we removed the assertion that foreign earnings are indefinitely reinvested, making these and subsequent earnings available for repatriation as necessary.
Return of Capital Plan
Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of a return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through June 30, 2020. On May 4, 2020, we entered into amendments to our credit agreements that restrict us from making repurchases of our common stock in excess of $40.0 million in any fiscal year through the earlier of: (i) delivery of the financial statements for the fiscal quarter ending December 31, 2021, provided certain conditions are met; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. We did not make stock repurchases during fiscal 2020. For fiscal 2020, the shareholder returns consisted solely of dividends with an aggregate value of $73.0 million. Our top priorities for capital allocation will continue to be a thoughtful balance between: (i) organic investments that will continue to accelerate the growth and performance of the business; (ii) inorganic opportunities that are synergistic with our portfolio and would meaningfully provide additional profitable revenue and increased long-term value; and (iii) return of capital to shareholders, while targeting a leverage ratio, measured as financial debt, net of cash, divided by adjusted EBITDA, at a range of 2.5x to 3.0x net debt to adjusted EBITDA. Our leverage ratio of 3.3x net debt to adjusted EBITDA as of June 30, 2020, is currently in excess of our target leverage ratio. As a result, we do not anticipate any material share repurchases in fiscal 2021.
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
Dividends to Common Stockholders. The Company declared and paid cash dividends during fiscal 2020 as follows:

Three Months Ended	Record Date	Payment Date	Dividend Per Share	Amount
September 30, 2019	9/3/2019	9/27/2019	$0.150	$18.2
December 31, 2019	12/2/2019	12/30/2019	0.150	18.3
March 31, 2020	3/2/2020	3/30/2020	0.150	18.2
June 30, 2020	6/5/2020	6/29/2020	0.150	18.2
Total			$0.600	$72.9
Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows for fiscal 2020, 2019, and 2018, are summarized as follows:

	Years Ended June 30,		Change
	2020	2019	2020
Cash provided by (used in):
Operating activities, continuing operations	$370.5	$438.5	$(68.0)
Operating activities, discontinued operations	4.6	44.6	(40.0)
Investing activities, continuing operations	(102.0)	(614.5)	512.5
Investing activities, discontinued operations	(6.3)	(8.7)	2.4
Financing activities, continuing operations	(344.8)	(349.0)	4.2
Financing activities, discontinuing operations	(1.1)	—	(1.1)
Effect of exchange rate changes on cash and cash equivalents	(9.8)	(6.9)	(2.9)
Net change in cash and cash equivalents	$(88.9)	$(496.0)	$407.1
Fiscal 2020 Compared to Fiscal 2019
Net cash flows provided by operating activities from continuing operations decreased by $68.0 million due to a decrease of $122.2 million in net working capital components, which was primarily due to timing of cash payments made for legal settlements; partially offset by lower income tax payments. Net cash flows provided by operating activities from discontinued operations decreased by $40.0 million due to increase in cash used for working capital associated with the Digital Marketing Business and lower earnings.
Net cash flows used in investing activities for continuing operations decreased by $512.5 million largely due to the acquisition of ELEAD in fiscal 2019.
Net cash flows used in financing activities decreased by $4.2 million primarily due to proceeds net of repayments from our term loan and senior notes; partially offset by higher cash outflows associated with repurchases of common stock in fiscal 2019.

Contractual Obligations. The following table provides a summary of our contractual obligations as of June 30, 2020.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Term loan facilities (1)	$15.0	$330.0	$228.8	$—	$573.8
Revolving facilities	—	—	15.0	—	15.0
Senior notes (2)	—	—	500.0	1,600.0	2,100.0
Interest on senior notes (2)	109.9	219.8	202.0	185.9	717.6
Finance lease liabilities	6.2	8.7	0.1	—	15.0
Operating lease obligations (3)	18.8	28.8	17.8	10.5	75.9
Purchase obligations (4)	10.4	26.3	4.6	—	41.3
Other long-term liabilities reflected within Other liabilities on the Consolidated Balance Sheets (5)	13.9	10.6	0.1	—	24.6
Total	$174.2	$624.2	$968.4	$1,796.4	$3,563.2
(1) These amounts represent the principal repayments of the term loan facilities included within our Consolidated Balance Sheets as of June 30, 2020. Interest on our term loan facilities is based on variable rates, and interest payments will fluctuate as our interest rates fluctuate each period. Accordingly, future interest payments related to these instruments have been excluded from the table above. The interest rate per annum on the two $300.0 million term loan facilities with three year term was 2.75% and with five year term was 2.88% as of June 30, 2020. Additional information is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 17 - Debt" in this Annual Report on Form 10-K for further information.
(2) These amounts represent the principal repayments of the senior notes included within our Consolidated Balance Sheets as of June 30, 2020 and expected future interest payments over the term of the senior notes based on the stated interest rates in effect as of June 30, 2020. Our 2024 notes bear interest at a rate of 5.00%, our 2026 notes bear interest at a rate of 5.875%, our 2027 notes bear interest at a rate of 4.875%, and our 2029 notes bear interest at a rate of 5.250%. Interest is payable semi-annually on April 15 and October 15 of each year for the 2024 notes, June 15 and December 15 of each year for the 2026 notes, June 1 and December 1 of each year for the 2027 notes, and March 15 and September 15 of each year for the 2029 notes. Additional information is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 17 - Debt" in this Annual Report on Form 10-K for further information.
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
(5) Other long-term liabilities for which a payment date is readily available including software license fees, and cash settlements expected for restricted stock units accounted for as liability awards based on the closing price of our common stock on June 30, 2020.
In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.

Off-Balance Sheet Arrangements. As of June 30, 2020, we did not have any off-balance sheet arrangements consisting of transactions, agreements, or other contractual arrangements to which an entity not consolidated in our financial statements was a party. However, in the normal course of operations, we may enter into contractual obligations consisting of operating lease obligations and purchase commitments. Such obligations have been presented under the caption "Contractual Obligations."
Related Party Agreements. Refer to Item 8 of Part II, Financial Statement and Supplementary Data, "Note 10 - Income Taxes" of this Annual Report on Form 10-K for financial information regarding agreements entered into with ADP as part of the spin-off.
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
The Company determines the amount of revenue to be recognized through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
Subscription. In the CDKNA and CDKI segments, CDK provides software and technology solutions for automotive retailers and OEMs, which includes:

•Dealer Management Systems (“DMSs”) and layered applications, where the software is hosted and provided on a ("SaaS") basis.
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
Other. The Company provides consulting and professional services, including marketing campaign solutions, and sells hardware such as laser printers, networking and telephony equipment, and related items. Consulting and professional services are either billed on a time and materials basis or on a fixed monthly, quarterly or semi-annual basis based on the amount of services contracted. After the adoption of ASC 842, Other revenues also includes leasing revenue from hardware where the customer has a right of use during the contract term under ASC 842, as hardware substitution rights are not considered substantive.
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
Beginning in fiscal year 2019, our accounting policy is to allocate goodwill impairment first to any permanent portion of goodwill (when there is an excess of book goodwill over tax goodwill) and to record a period expense when the impairment occurs.
Goodwill
We test goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Based on how the chief operating decision maker regularly reviews information for purposes of allocating resources and assessing performance, we have four reporting units.

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
Legal and Other Contingencies
From time to time, the Company is subject to various claims and is involved in various legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business activities, including those noted in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 18 - Commitments and Contingencies." We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel involved with such matters as well as with outside legal counsel handling such matters. We accrue for estimated losses for those matters where we believe that the likelihood of a loss has occurred, is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is made after careful analysis of each matter. The amount of such reserves may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk related to our revolving credit facility and term loan facilities as those arrangements contain interest rates that are not fixed. As of June 30, 2020, $15.0 million of our revolving credit facility was drawn and the interest rate per annum was 2.875%. The interest rate per annum on the two $300.0 million term loan facilities with three year term was 2.75% and with five year term was 2.875% as of June 30, 2020. A hypothetical increase in the interest rate of 30 basis points would have resulted in approximately $1.8 million impact on earnings before income taxes for the year ended June 30, 2020.
We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of June 30, 2020, operations in foreign jurisdictions were principally transacted in Canadian dollars, Euros, Pound Sterling, and Renminbi. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $11.2 million for the year ended June 30, 2020.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
CDK Global, Inc.
Hoffman Estates, Illinois

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDK Global, Inc. and subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity, and cash flows, for each of the three years in the period ended June 30, 2020, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 14 to the financial statements, effective July 1, 2019, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification 842, Leases, using the modified retrospective approach.
As discussed in Note 2 to the financial statements, effective July 1, 2018, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company generates revenue from the following four categories: subscription, on-site licenses and installation, transaction, and other. The majority of the Company’s revenue is generated from contracts with multiple performance obligations, and the Company’s products and services are rarely licensed or sold on a standalone basis. Due to the multiple element nature of the Company’s contracts, appropriate revenue recognition requires the Company to exercise significant judgment in the following areas:

•Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software licenses and related services that are sold in hosted service arrangements.
•Determination of stand-alone selling prices for products and services.
•Estimation of contract transaction price and allocation of the transaction price to identified performance obligations.
•The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
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

•We tested the effectiveness of controls over the review of customer contracts, including, among others the identification of performance obligations, determination of stand-alone selling prices, estimating transaction price, and determination of pattern of delivery of performance obligations.
•With the assistance of our IT specialists, we:
–Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
–Performed testing of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to determine the accuracy and completeness of revenue.
•We selected a sample of customer contracts and performed the following, among others:
–Obtained contract documents for each selection, including master agreements, and other documents that were part of the agreement.
–Analyzed the contract to determine if arrangement terms that may have an impact on revenue recognition were identified and properly considered in the evaluation of the accounting for the contract.
–Confirmed the contract terms with the counterparty and performed alternative procedures in the event of nonreplies.
–Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.
–Evaluated the total transaction price determined by management based on the terms of the contract, including any variable consideration, and recalculated the allocation of the total transaction price to each distinct performance obligation based on respective standalone selling prices.
–Evaluated the appropriateness of the selected pattern of revenue recognition for each performance obligation and tested delivery/installation of the goods and services.
–For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.
–We evaluated the reasonableness of the Company’s methodology for estimating standalone selling prices.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 6, 2020

We have served as the Company's auditor since 2014.

CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Years Ended June 30,
	2020	2019	2018
Revenues	$1,960.1	$1,914.8	$1,798.0

Expenses:
Cost of revenues	966.5	899.8	854.5
Selling, general and administrative expenses	429.9	444.7	441.2
Restructuring expenses	14.2	28.0	20.6
Litigation provision	—	90.0	—
Total expenses	1,410.6	1,462.5	1,316.3
Operating earnings	549.5	452.3	481.7

Interest expense	(144.3)	(139.1)	(95.9)
Loss from equity method investment	(2.7)	(17.0)	—
Other income, net	21.7	7.7	13.4

Earnings before income taxes	424.2	303.9	399.2

Provision for income taxes	(120.4)	(62.2)	(88.1)

Net earnings from continuing operations	303.8	241.7	311.1
Net earnings (loss) from discontinued operations	(89.3)	(109.8)	77.6
Net earnings	214.5	131.9	388.7
Less: net earnings attributable to noncontrolling interest	7.0	7.9	7.9
Net earnings attributable to CDK	$207.5	$124.0	$380.8

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$2.44	$1.86	$2.23
Discontinued operations	$(0.73)	$(0.87)	$0.57
Total net earnings attributable to CDK per share - basic	$1.71	$0.99	$2.80

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$2.43	$1.85	$2.21
Discontinued operations	$(0.73)	$(0.87)	$0.57
Total net earnings attributable to CDK per share - diluted	$1.70	$0.98	$2.78

Weighted-average common shares outstanding:
Basic	121.6	125.5	135.8
Diluted	122.1	126.4	136.8

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended June 30,
	2020	2019	2018
Net earnings	$214.5	$131.9	$388.7
Other comprehensive income (loss):
Currency translation adjustments	(19.2)	(17.8)	3.5
Total other comprehensive income (loss)	(19.2)	(17.8)	3.5
Comprehensive income	195.3	114.1	392.2
Less: comprehensive income attributable to noncontrolling interest	7.0	7.9	7.9
Comprehensive income attributable to CDK	$188.3	$106.2	$384.3

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except per share par value)

	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$215.7	$311.4
Accounts receivable, net of allowances of $22.1 and $8.8, respectively	300.0	290.4
Other current assets	169.9	164.8
Current assets held for sale	—	220.5
Total current assets	685.6	987.1
Property, plant and equipment, net of accumulated depreciation of $275.2 and $250.8, respectively	109.1	144.8
Other assets	475.7	284.9
Goodwill	1,348.5	1,356.3
Intangible assets, net	235.2	225.9
Total assets	$2,854.1	$2,999.0

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$20.7	$270.8
Accounts payable	39.4	38.0
Accrued expenses and other current liabilities	223.8	178.5
Litigation liability	57.0	90.0
Accrued payroll and payroll-related expenses	78.0	89.2
Short-term deferred revenues	107.9	124.8
Current liabilities held for sale	—	48.9
Total current liabilities	526.8	840.2
Long-term debt and finance lease liabilities	2,655.1	2,659.4
Long-term deferred revenues	52.8	68.4
Deferred income taxes	78.4	80.5
Other liabilities	121.7	65.0
Total liabilities	3,434.8	3,713.5

Commitments and Contingencies (Note 18)

Stockholders' Deficit:
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 121.5 and 121.1 shares outstanding, respectively	1.6	1.6
Additional paid-in-capital	687.9	688.5
Retained earnings	1,045.5	911.6
Treasury stock, at cost: 38.8 and 39.2 shares, respectively	(2,305.2)	(2,324.6)
Accumulated other comprehensive loss	(25.9)	(6.7)
Total CDK stockholders’ deficit	(596.1)	(729.6)
Noncontrolling interest	15.4	15.1
Total stockholder's deficit	(580.7)	(714.5)
Total liabilities and stockholders' deficit	$2,854.1	$2,999.0

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended June 30,
	2020	2019	2018
Cash Flows from Operating Activities:
Net earnings	$214.5	$131.9	$388.7
Less: net earnings (loss) from discontinued operations	(89.3)	(109.8)	77.6
Net earnings from continuing operations	303.8	241.7	311.1
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	99.6	89.8	70.8
Asset impairment	—	19.3	—
Loss from equity method investment	2.7	17.0	—
Deferred income taxes	4.9	(5.1)	(10.1)
Stock-based compensation expense	19.6	30.5	33.4
Other	27.9	11.1	4.6
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Change in accounts receivable	(19.0)	(20.1)	(10.6)
Change in other assets	(32.7)	(49.2)	14.0
Change in accounts payable	(3.7)	(1.6)	10.5
Change in accrued expenses and other liabilities	(32.6)	105.1	(49.8)
Net cash flows provided by operating activities, continuing operations	370.5	438.5	373.9
Net cash flows provided by operating activities, discontinued operations	4.6	44.6	92.5
Net cash flows provided by operating activities	375.1	483.1	466.4

Cash Flows from Investing Activities:
Capital expenditures	(23.5)	(54.4)	(45.9)
Capitalized software	(58.5)	(37.9)	(30.8)
Proceeds from sale of property, plant and equipment	—	7.4	1.8
Acquisitions of businesses, net of cash acquired	—	(513.0)	(12.8)
Investment in certificates of deposit	(12.0)	—	—
Proceeds from maturities of certificates of deposit	12.0	—	—
Purchases of investments	(20.0)	(17.0)	—
Proceeds from investments	—	0.4	0.8
Net cash flows used in investing activities, continuing operations	(102.0)	(614.5)	(86.9)
Net cash flows used in investing activities, discontinued operations	(6.3)	(8.7)	(26.6)
Net cash flows used in investing activities	(108.3)	(623.2)	(113.5)

Cash Flows from Financing Activities:
Proceeds from long-term debt	15.0	1,100.0	500.0
Repayments of long-term debt and lease liabilities	(271.2)	(806.5)	(46.4)
Dividends paid to stockholders	(72.9)	(74.8)	(80.1)
Repurchases of common stock	—	(524.1)	(623.6)
Proceeds from exercise of stock options	6.2	5.0	8.9
Withholding tax payments for stock-based compensation awards	(6.2)	(15.8)	(10.6)
Dividend payments to noncontrolling owners	(6.7)	(10.3)	(7.4)
Payments of deferred financing costs	(3.7)	(11.7)	(7.9)
Acquisition-related payments	(5.3)	(10.8)	(4.1)
Net cash flows used in financing activities, continuing operations	(344.8)	(349.0)	(271.2)
Net cash flows used in financing activities, discontinued operations	(1.1)	—	—
Net cash flows used in financing activities	(345.9)	(349.0)	(271.2)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9.8)	(6.9)	1.4
Net change in cash, cash equivalents, and restricted cash	(88.9)	(496.0)	83.1
Cash, cash equivalents, and restricted cash, beginning of period	321.1	817.1	734.0
Cash, cash equivalents, and restricted cash end of period	$232.2	$321.1	$817.1
See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Years Ended June 30,
	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$215.7	$311.4	$804.4
Restricted cash in funds held for clients included in other current assets	16.5	9.7	12.7
Total cash, cash equivalents, and restricted cash	$232.2	$321.1	$817.1

	Years Ended June 30,
	2020	2019	2018
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$54.1	$124.2	$118.9
Interest	135.9	130.0	92.8
Non-cash investing and financing activities:
Capitalized property and equipment obtained under lease	23.7	15.9	0.4
Lease liabilities incurred	(23.7)	(15.9)	(0.4)
Capital expenditures and capitalized software, accrued not paid	3.2	14.0	3.1
Consideration received - equity method investment in Ansira	39.9	—	—
Consideration received - note receivable	24.4	—	—
Consideration issued for acquisitions (Note 5)	—	—	14.5

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' (Deficit) Equity
(In millions)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity
	Shares Issued	Amount
Balance as of June 30, 2017	160.3	$1.6	$608.6	$452.7	$(1,144.7)	$8.0	$(73.8)	$17.0	$(56.8)
Net earnings	—	—	—	380.8	—	—	380.8	7.9	388.7
Foreign currency translation adjustments	—	—	—	—	—	3.5	3.5	—	3.5
Stock-based compensation expense and related dividend equivalents	—	—	30.5	(0.4)	—	—	30.1	—	30.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(26.2)	—	24.5	—	(1.7)	—	(1.7)
Dividends paid to stockholders ($.59 per share)	—	—	—	(80.1)	—	—	(80.1)	—	(80.1)
Repurchases of common stock	—	—	66.9	—	(690.5)	—	(623.6)	—	(623.6)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(7.4)	(7.4)
Balance as of June 30, 2018	160.3	1.6	679.8	753.0	(1,810.7)	11.5	(364.8)	17.5	(347.3)
Net earnings	—	—	—	124.0	—	—	124.0	7.9	131.9
Foreign currency translation adjustments	—	—	—	—	—	(17.8)	(17.8)	—	(17.8)
Stock-based compensation expense and related dividend equivalents	—	—	29.7	(0.3)	—	—	29.4	—	29.4
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(34.0)	—	23.2	—	(10.8)	—	(10.8)
Dividends paid to stockholders ($0.60 per share)	—	—	—	(74.8)	—	—	(74.8)	—	(74.8)
Repurchases of common stock	—	—	13.0	—	(537.1)	—	(524.1)	—	(524.1)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(10.3)	(10.3)
Cumulative impact of ASC 606	—	—	—	109.7	—	(0.4)	109.3	—	109.3
Balance as of June 30, 2019	160.3	1.6	688.5	911.6	(2,324.6)	(6.7)	(729.6)	15.1	(714.5)
Net earnings	—	—	—	207.5	—	—	207.5	7.0	214.5
Foreign currency translation adjustments	—	—	—	—	—	(19.2)	(19.2)	—	(19.2)
Stock-based compensation expense and related dividend equivalents	—	—	18.8	(0.7)	—	—	18.1	—	18.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(19.4)	—	19.4	—	—	—	—
Dividends paid to stockholders ($0.60 per share)	—	—	—	(72.9)	—	—	(72.9)	—	(72.9)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.7)	(6.7)
Balance as of June 30, 2020	160.3	$1.6	$687.9	$1,045.5	$(2,305.2)	$(25.9)	$(596.1)	$15.4	$(580.7)
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
The Company is organized into two main operating groups, CDK North America ("CDKNA") and CDK International ("CDKI"), which are also reportable segments. In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. Refer to Note 20 - Financial Data by Segment for further information.
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
Certain prior year amounts have been reclassified to conform to current year presentation. Refer to Note 4 - Discontinued Operations for the impact of presenting Digital Marketing Business as held for sale and discontinued operations.
Note 2. Summary of Significant Accounting Policies
Consolidation. The financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the financial statements include the accounts of Computerized Vehicle Registration ("CVR") in which CDK holds a controlling financial or management interest. Intercompany transactions and balances between consolidated CDK businesses have been eliminated.
Business Combinations. The purchase price allocations for acquisitions are based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The Company engages independent valuation specialists, when necessary, to assist with purchase price allocations and uses recognized valuation techniques, including the income and market approaches, to determine fair value. Management makes estimates and assumptions in determining purchase price allocations and valuation analysis, which may involve significant unobservable inputs. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the determination of the purchase price and allocation to assets acquired and liabilities assumed are based upon preliminary estimates and assumptions. Accordingly, the allocation may be subject to revision during the measurement period, which may be up to one year from the acquisition date, when the Company receives final information, including appraisals and other analyses. Measurement period adjustments are recorded to goodwill in the reporting period in which the adjustments to the provisional amounts are determined.
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Company’s Consolidated Statements of Operations since their respective acquisition dates.
Restructuring. Restructuring expenses consist of employee-related costs, including severance and other termination benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs. Restructuring liabilities are recognized at fair value in the period the liability is incurred. In some jurisdictions, the Company has ongoing benefit arrangements under which the Company records the estimated severance and other termination benefits when such costs are deemed probable and estimable, approved by the appropriate corporate management, and if actions required to complete the termination plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. In jurisdictions where there is not an ongoing benefit arrangement, the Company records estimated severance and other termination benefits when appropriate corporate management has committed to the plan and the benefit arrangement is communicated to the affected employees. A liability for costs to terminate a contract before the end of its term is recognized at fair value when the Company terminates the contract in accordance with its terms. Estimates are evaluated periodically to determine whether an adjustment is required.
Revenue Recognition. Effective July 1, 2018, the Company adopted the Financial Accounting Standard Board (“FASB”) Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” and related ASUs ("ASC 606") using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. Refer to Note 2. Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for the Company's revenue recognition and deferred costs policies prior to adoption of ASC 606.
The Company determines the amount of revenue to be recognized through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies the performance obligations.
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
Subscription. In the CDKNA and CDKI segments, CDK provides software and technology solutions for automotive retailers and OEMs, which includes:
•Dealer Management Systems (“DMSs”) and layered applications, which may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;
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
On-site licenses and installation. In the CDKNA and CDKI segments, on-site software arrangements include a license of intellectual property as the customer has the contractual right to take possession of the software and the customer can either run the software on its own hardware or contract with another party unrelated to the Company to host the software. The customer receives the right to use the software license upon its installation for the term of the arrangement. As such, the Company has concluded that the software license is a distinct performance obligation and recognizes the transaction price allocated to on-site software upon installation. The Company also provides maintenance and support of the software applications. Such maintenance and support services may include server and desktop support, bug fixes, and support resolving other issues a customer may encounter in utilizing the software. Revenue allocated to maintenance and support is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits, given the support and maintenance comprise distinct performance obligations that are satisfied ratably over time. A time-elapsed output method is used to measure progress as the Company transfers control evenly over the duration of the contract. Accordingly, maintenance and support revenue for on-site licenses is included in subscription revenue.
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
After the adoption of ASC 842, Other revenues also includes leasing revenue from hardware where the customer has a right of use during the contract term under ASC 842, as hardware substitution rights are not considered substantive.

Income Taxes. Income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine the provision for income taxes, taxes payable or refundable, and deferred tax assets and liabilities. The Company's assumptions, judgments, and estimates take into consideration the realization of deferred tax assets and changes in tax laws or interpretations thereof. The Company's income tax returns are subject to examination by various tax authorities. A change in the assessment of the outcomes of such matters could materially impact the Company's consolidated financial statements.
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
The Company accounts for the Global Intangible Low Taxed Income (GILTI) tax as a period expense when incurred. The GILTI provision is effective beginning in fiscal year 2019.
Beginning in fiscal year 2019, our accounting policy is to allocate goodwill impairment first to any permanent portion of goodwill (when there is an excess of book goodwill over tax goodwill) and to record a period cost when the impairment occurs.
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

Cash and Cash Equivalents. Investment securities with an original maturity of three months or less at the time of purchase are considered cash equivalents.
Accounts Receivable, Net. Accounts receivable, net comprises trade receivables and lease receivables, net of allowances. Trade receivables consist of amounts due to the Company in the normal course of business, which are not collateralized and do not bear interest. Lease receivables primarily relate to sales-type leases arising from the sale of hardware elements in bundled DMS or other integrated solutions, which are accounted for under ASC 842. Lease receivables represent the current portion of the present value of the minimum lease payments at the beginning of the lease term. The long-term portion of the present value of the minimum lease payments is included within other assets on the Consolidated Balance Sheets. The Company considers lease receivables to be a single portfolio segment.
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
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified within other current assets on the Consolidated Balance Sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the Consolidated Balance Sheets. Funds receivable was $40.7 million and $32.3 million, and funds held for clients was $16.5 million and $9.7 million as of June 30, 2020 and 2019, respectively. Client fund obligation was $57.2 million and $42.0 million as of June 30, 2020 and 2019, respectively.
Property, Plant and Equipment, Net. Property, plant and equipment, net is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are primarily as follows:

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
Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value.

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
Pursuant to these policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $72.9 million, $79.5 million, and $115.0 million for fiscal 2020, 2019, and 2018, respectively. These expenses were classified within cost of revenues on the Consolidated Statements of Operations.
Assets Held for Sale. The Company considers assets to be held for sale when management, with appropriate authority, approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale of the assets is probable and expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose the assets, and ceases to record depreciation and amortization expenses on the assets.
Assets and liabilities of a discontinued operation are reclassified for all comparative periods presented in the Consolidated Balance Sheets. For assets and liabilities that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts. Refer to Note 4 - Discontinued Operations for further information regarding Company's assets and liabilities held for sale.
Discontinued Operations. The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company (i) meets the held-for-sale classification criteria, is disposed of by sale, or other than by sale, and (ii) represents a strategic shift that will have a major effect on the Company's operations and financial results. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Unless otherwise noted, discussion in the Notes to Consolidated Financial Statements refers to the Company's continuing operations. Refer to Note 4 - Discontinued Operations for further information regarding the Company's discontinued operations.
Foreign Currency. For foreign subsidiaries where the local currency is the functional currency, net assets are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation of such entities are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Currency transaction gains or losses relate to intercompany loans denominated in a currency other than that of the loan counterparty, which do not eliminate upon consolidation. Currency transaction gains or losses are included within other income, net on the Consolidated Statements of Operations.
Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy has been established based on three levels of inputs, of which the first two are considered observable and the last unobservable.
•Level 1: Inputs that are based upon quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

•Level 3: Unobservable inputs where there is little or no market activity for the asset or liability. These inputs reflect management's best estimate of what market participants would use to price the assets or liabilities at the measurement date.
The Company determines the fair value of financial instruments in accordance with ASC 820, "Fair Value Measurements." This standard defines fair value and establishes a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 17 - Debt), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of June 30, 2020, and 2019, was $2,187.6 million and $2,441.6 million, respectively, based on quoted market prices for the same or similar instruments compared to a carrying value of $2,100.0 million and $2,350.0 million as of June 30, 2020, and 2019. The term loan facilities and the senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
The Company has derivatives not designated as hedges which consisted of foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposure on intercompany loans. The Company recognized changes in fair value of the derivative instruments in other income, net in the Consolidated Statements of Operations.
Concentrations. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company maintains deposits in a diversified group of financial institutions, has not experienced any losses to date, and monitors the credit ratings of the primary depository institutions where deposits reside.
For fiscal 2020, 2019, and 2018, none of the CDKNA and CDKI segment customers accounted for 10% or more of the Company's consolidated revenues. As of June 30, 2020, and 2019, none of the customers represented 10% or more of the Company's accounts receivable.
Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements. In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. The Company adopted this standard as of July 1, 2019, using the prospective approach and applied this guidance to all implementation costs incurred after the date of adoption.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”), which requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including certain receivables), net investments in leases, and certain off-balance sheet credit exposures. Under the CECL model, lifetime expected credit losses on these financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Furthermore, the CECL model requires financial assets with similar risk characteristics to be analyzed on a collective basis. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company adopted ASU 2016-13 on July 1, 2020. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements. Certain enhanced disclosures required by the standard will be provided in the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2021.
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

Note 4. Discontinued Operations
In June 2019, the Company committed to a plan to divest its Digital Marketing Business during the fiscal year ending June 30, 2020 in order to focus on its core software-as-a-service and technology solutions for the markets it serves through the CDKNA and CDKI segments. The Digital Marketing Business comprised all of the assets of the former Advertising North America segment and certain assets of CDKNA related to mobile advertising solutions and websites services. The Company's decision to divest its Digital Marketing Business was the result of a comprehensive strategic review of the Company’s business, undertaken during the fiscal year ended June 30, 2019.
On April 21, 2020, the Company completed its sale of the Digital Marketing Business to Sincro, LLC, a newly formed company owned by Ansira Partners, Inc. ("Ansira"), which is a subsidiary of Advent International. Total consideration for the transaction was $71.2 million, consisting of a $24.4 million 10-year note receivable, a 15% equity interest in Ansira, and the fair value of other contingent consideration. The Company previously recorded a valuation allowance of $95.7 million through March 31, 2020, and recorded an additional $0.6 million in the fourth quarter of fiscal 2020 for a total loss on sale of $96.3 million. Pursuant to the transaction, the Company expects to continue to provide limited services during the next fiscal year. Refer to Note 16 Investments for additional information.
During fiscal 2019, as a result of the Company's decision to sell the business, the Company evaluated ANA reporting unit's goodwill for impairment, which is included in its entirety within the Digital Marketing Business. The impairment test indicated that the carrying value of ANA was higher than its fair value. The decline in ANA's fair value was driven by a decrease in estimated future earnings and an unfavorable change in the discount rate representing management’s assessment of increased risk with respect to the business forecasts primarily due to business uncertainty after the public announcement of the planned sale of business and management's shift in focus to customer retention instead of growth. As a result, the Company recorded a goodwill impairment charge of $168.7 million which is included as a component of discontinued operations for the year ended June 30, 2019.
The Company reclassified the assets and liabilities comprising the Digital Marketing Business as assets and liabilities held for sale in the accompanying Consolidated Balance Sheets at June 30, 2019, and a corresponding adjustment to Consolidated Statements of Operations and cash flows to reflect discontinued operations, for all periods presented.
The following table summarizes the comparative financial results of discontinued operations which are presented as net earnings (loss) from discontinued operations in the Consolidated Statements of Operations:

	Years Ended June 30,
	2020	2019	2018
Revenues	$235.0	$418.1	$475.2

Expenses:
Cost of revenues	209.1	307.4	327.5
Selling, general and administrative expenses	36.5	30.5	34.6
Loss on sale	96.3	—	—
Goodwill impairment	—	168.7	—
Restructuring expenses	—	1.5	0.3
Total expenses	$341.9	$508.1	$362.4
(Loss) earnings before income taxes	(106.9)	(90.0)	112.8
Benefit from (provision for) income taxes	17.6	(19.8)	(35.2)
Net earnings (loss) from discontinued operations	$(89.3)	$(109.8)	$77.6
The total assets and liabilities held for sale are stated separately on the Consolidated Balance Sheets at June 30, 2019 and were classified as current as it was probable that the sale would occur within one year as of that date.

June 30, 2019
Assets:
Current assets:
Accounts receivable	$121.9
Prepaid and other current assets	1.1
Total current assets	123.0
Property, plant and equipment, net	2.3
Goodwill	59.4
Intangible assets, net	35.6
Other assets	0.2
Total current assets held for sale	220.5

Liabilities:
Current liabilities:
Accounts payable	19.4
Deferred revenues	0.8
Accrued expenses and other current liabilities	26.0
Total current liabilities	46.2
Other liabilities	2.7
Total current liabilities held for sale	48.9

Net assets held for sale, at fair value less selling costs	$171.6

Note 5. Acquisitions
Fiscal 2019 Acquisitions
ELEAD1ONE. On September 14, 2018, the Company acquired the equity interests of ELEAD1ONE ("ELEAD"). ELEAD’s automotive customer relationship management ("CRM") software and call center solutions enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform. The acquisition was made pursuant to an equity purchase agreement, which contained customary representations, warranties, covenants, and indemnities by the sellers and the Company. The Company acquired all of the outstanding equity of ELEAD for an initial cash purchase price of $513.0 million, net of cash acquired of $7.0 million.
The acquisition of ELEAD was accounted for using the acquisition method of accounting, which required, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of June 30, 2019, the Company finalized the purchase price allocation.
The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Cash and cash equivalents	$7.0
Accounts receivable	18.9
Other current assets	3.4
Property, plant and equipment	14.8
Intangible assets	132.0
Accrued expenses and other current liabilities	(21.6)
Short-term deferred revenues	(6.6)
Capital lease obligations	(7.3)
Total identifiable net assets	140.6
Goodwill	379.4
Net assets acquired	$520.0
The amounts in the table above are reflective of measurement period adjustments made during fiscal year 2019, which mainly included an increase of $2.9 million to accrued expenses and other liabilities, $1.7 million to intangible assets, $1.4 million to property, plant and equipment, $1.2 million to capital leases, $1.1 million to goodwill, and $0.1 million to deferred revenue; and a decrease of $0.2 million to accounts receivable. The measurement period adjustments did not have a significant impact on the Consolidated Statements of Operations, balance sheet or cash flows.
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
In addition to the acquisition, the Company entered into a joint venture agreement with the sellers. Under the terms of the joint venture agreement, the Company contributed $10.0 million to the venture at the ELEAD acquisition closing, committed to an additional $10.0 million in contributions over time, and acquired 50% ownership in the joint venture. The Company's contributions were expected to fund the initial operations of the joint venture. Under ASC 810 "Consolidation," the joint venture was determined to be a variable interest entity; however, the Company was not considered the primary beneficiary. As such, the joint venture was accounted for as an equity method investment and the initial $10.0 million contribution was recorded as an investment on the Consolidated Balance Sheets. During the fourth quarter of fiscal 2019, the Company entered into a joint venture termination agreement with the former owners of ELEAD in exchange for a termination payment of $7.0 million. The initial $10.0 million contribution and the $7.0 million termination payment were recorded as a loss from equity method investment within the Consolidated Statements of Operations.
For fiscal 2020, the Company incurred $7.8 million of costs in connection with the ELEAD acquisition and integration-related activities of which $5.1 million was recorded within cost of revenues and $2.7 million was recorded within selling, general and administrative expenses. For fiscal 2019, the Company incurred $11.9 million of costs in connection with the ELEAD acquisition and integration-related activities of which $6.1 million was recorded within cost of revenues and $5.8 million was recorded within selling, general and administrative expenses.

Fiscal 2018 Acquisitions
Progressus Media LLC. On April 3, 2018, the Company acquired the membership interests of Progressus Media LLC ("Progressus"), a specialty provider of mobile advertising solutions for dealerships, agencies, and automotive marketing companies. The acquisition was made pursuant to a membership interest purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of the total consideration transferred was $22.2 million which consists primarily of an initial cash price of $16.2 million, net of cash acquired, the fair value of the holdback provision of $0.3 million and the fair value of contingent consideration of $5.7 million, which was payable upon achievement of certain milestones and metrics over a three year period ending on March 31, 2021. Prior to the acquisition, a CDK officer had an existing advisory relationship with Progressus which entitled the individual to a portion of the proceeds from a sale of Progressus under a unit appreciation rights agreement. At the time of closing, $0.5 million of the total consideration transferred by CDK was paid to the officer to settle Progressus’ obligation under the terms of the officer’s unit appreciation rights agreement.
The fair value of acquired intangible assets and other net assets was $8.7 million and $2.2 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired net assets of $11.3 million was allocated to goodwill. The goodwill recognized from this acquisition reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development. The acquired goodwill is deductible for tax purposes. A holdback provision and contingent consideration, was recorded as of June 30, 2019, which included $2.4 million of Accrued expenses and Other current liabilities and $2.3 million in Other liabilities. During fiscal 2020, CDK paid $1.1 million in accordance with a settlement agreement with the sellers that extinguished the holdback and contingent consideration.
During the fourth quarter of fiscal year 2019, the Company committed to a plan to divest the Digital Marketing Business, which includes the Progressus business. The Progressus business is presented as discontinued operations. See Note 4 - Discontinued Operations for additional information.
Dashboard Dealership Enterprises. On October 20, 2017, the Company acquired the outstanding stock of Dashboard Dealership Enterprises, a provider of executive reporting solutions for auto dealers. The acquisition was made pursuant to a stock purchase agreement, which contains customary representations, warranties, covenants, and indemnities by the sellers and the Company. The acquisition date fair value of total consideration to be transferred was $21.3 million, which consists primarily of an initial cash price of $12.8 million, the fair value of the holdback provision of $1.9 million, and the fair value of contingent consideration of $6.6 million, which is payable upon achievement of certain milestones and metrics if achieved by December 31, 2019. The Company recorded a liability of $2.7 million for the holdback provision and contingent consideration in Accrued expenses and Other current liabilities as of June 30, 2019. The holdback and contingent consideration were paid in full in fiscal 2020.
The fair value of acquired intangible assets and liabilities assumed, including deferred tax liabilities, was $3.9 million and $1.6 million, respectively. The excess of the acquisition consideration over the estimated fair value of the acquired assets of $19.0 million was allocated to goodwill. The acquired assets and goodwill are included in the CDKNA segment. The intangible assets will be amortized over a weighted-average useful life of approximately 8 years. The goodwill recognized from this acquisition reflects expected synergies resulting from direct ownership of the products and processes, allowing greater flexibility for future product development. The acquired goodwill is not deductible for tax purposes.
The pro forma effects of these acquisitions are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
Note 6. Revenue
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
The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	June 30, 2020	June 30, 2019
Accounts receivable (including unbilled receivables)	$300.0	$290.4

Short-term contract assets (included in other current assets)	52.5	29.9
Long-term contract assets (included in other assets)	40.1	20.2
Short-term contract liabilities (included in short-term deferred revenue)	(107.9)	(124.8)
Long-term contract liabilities (included in long-term deferred revenue)	(52.8)	(68.4)
Net contract liabilities	$(68.1)	$(143.1)
During fiscal 2020, the Company recognized $178.2 million of revenue upon satisfaction of performance obligations and invoiced and reclassified $26.4 million to accounts receivable. These amounts were included in the net contract assets or liabilities balance as of June 30, 2019. The Company had no asset impairment charges related to contract assets in the periods presented.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company's assessment of whether an estimate of variable consideration is constrained. For the fiscal year ended June 30, 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.
Remaining Performance Obligations. As of June 30, 2020, the Company had $2.8 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize remaining performance obligations as revenue as follows:

June 30, 2020
Twelve months ending June 30, 2021	$1,150.0
Twelve months ending June 30, 2022	740.0
Twelve months ending June 30, 2023	520.0
Twelve months ending June 30, 2024	290.0
Twelve months ending June 30, 2025	120.0
Thereafter	20.0
Total remaining performance obligations	2,840.0
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
As of June 30, 2020 and June 30, 2019, the Company capitalized contract acquisition and fulfillment costs from continuing operations of $202.6 million and $200.4 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During fiscal 2020 and 2019, the Company recognized cost amortization of $82.5 million and $78.7 million, respectively, and there were no significant impairment losses.
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
Restructuring expenses associated with the business transformation plan included employee-related costs, which represent severance and other termination-related benefits calculated based on long-standing benefit practices and local statutory requirements, and contract termination costs, which include costs to terminate facility leases. The business transformation plan was completed at the end of fiscal year 2019. The Company recognized $28.0 million and $20.6 million of restructuring expenses from continuing operations for fiscal 2019 and 2018, respectively. Restructuring expenses from continuing operations are presented separately on the Consolidated Statements of Operations and are recorded in the Other segment, as these initiatives are predominantly centrally directed and are not included in internal measures of segment operating performance. The Company also recorded $1.5 million, and $0.3 million of restructuring expenses from discontinued operations for fiscal 2019 and 2018, respectively, which are presented within Net earnings (loss) from discontinued operations line on the Consolidated Statements of Operations. Since the inception of the business transformation plan in fiscal 2015 through its completion at the end of fiscal 2019, the Company has recognized cumulative restructuring expenses of $87.8 million from continuing operations and $3.6 million from discontinued operations.
On May 2, 2020, the Company adopted a plan to restructure the CDKI segment to reduce costs and improve margins. The Company expects to incur up to $30.0 million in costs related to one-time employee termination benefit. In connection with the implementation of these restructuring actions, the Company incurred costs of $14.2 million during the fiscal fourth quarter of fiscal 2020. Additional charges related to these actions are expected to be incurred through early fiscal 2021.
Accruals for restructuring expenses were included within accrued expenses and other current liabilities on the Consolidated Balance Sheets as of June 30, 2020 and 2019. The following table summarizes the fiscal 2020 and 2019 activity for the restructuring accrual:

	Employee-Related Costs	Contract Termination Costs	Total
Balance as of June 30, 2018	$4.4	$0.8	$5.2
Charges	31.1	0.7	31.8
Cash payments	(25.1)	(1.7)	(26.8)
Adjustments	(0.9)	(1.4)	(2.3)
Foreign exchange	(0.1)	—	(0.1)
Non-cash items	—	1.7	1.7
Balance as of June 30, 2019	$9.4	$0.1	$9.5
Charges	13.9	0.3	14.2
Cash payments	(8.8)	(0.3)	(9.1)
Adjustments	(0.2)	(0.1)	(0.3)
Foreign exchange	(0.1)	—	(0.1)
Non-cash items	—	—	—
Balance as of June 30, 2020	$14.2	$—	$14.2

Note 8. Stock-Based Compensation
Incentive Equity Awards Granted by the Company. The Company's 2014 Omnibus Award Plan ("2014 Plan") provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. As of June 30, 2020, there were 6.1 million shares available for issuance under the 2014 Plan after considering awards granted by the Company and converted as a result of the spin-off from ADP. The Company reissues treasury stock to satisfy issuances of common stock upon option exercise, equity vesting, or grants of restricted stock.
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
The following table represents stock-based compensation expense and the related income tax benefits for fiscal 2020, 2019, and 2018, respectively:

	June 30,
	2020	2019	2018
Cost of revenues	$6.3	$3.5	$4.0
Selling, general and administrative expenses	13.3	27.0	29.4
Total pre-tax stock-based compensation expense	$19.6	$30.5	$33.4

Income tax benefit	$4.8	$5.9	$10.5
Stock-based compensation expense for fiscal 2020 consisted of $18.7 million of expense related to equity-classified awards and $0.9 million of expense related to liability-classified awards. Total stock-based compensation expense for fiscal 2020 was impacted by $6.9 million of cumulative adjustments related to the achievement of financial performance metrics based on the outcome of fiscal 2020 associated with performance-based restricted stock units; partially offset by a net benefit from forfeited awards that were primarily related to an officer's transition during fiscal 2019.
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
As of June 30, 2020, the total unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards was $3.4 million, $32.8 million, and $0.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years, 1.6 years, and 0.3 years, respectively.
The activity related to the Company's incentive equity awards for fiscal 2020, including amounts attributable to the Company's discontinued operations, consisted of the following:
Time-Based Stock Options

	Number of Options (in thousands)	Weighted-Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding as of June 30, 2019	794	$46.47
Options granted	334	47.13
Options exercised	(184)	34.25
Options canceled	(122)	57.48
Options outstanding as of June 30, 2020	822	$47.85	6.9	$1.0

Exercisable as of June 30, 2020	323	$45.40	4.3	$1.0
The Company received proceeds from the exercise of stock options of $6.2 million, $5.0 million, and $8.9 million during fiscal 2020, 2019, and 2018, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2020, 2019, and 2018 was approximately $3.3 million, $5.0 million, and $14.0 million, respectively.
The Binomial model used to determine the grant date fair value of the time-based stock options granted in the first quarter of fiscal 2020 used an expected volatility based on the average of implied volatility and historical stock price volatility for the

Company, the average of which was 25.9%, a risk-free interest rate of 1.7%, an expected dividend yield of 1.3%, and weighted average expected life of 6 years.
Performance-Based Stock Options. There were no grants of performance-based stock options during the fiscal 2020.

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2019	152	$50.77
Options granted	—	—
Options outstanding as of June 30, 2020	152	$50.77
The following table presents the assumptions used to determine the fair value of the stock options granted by the Company:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Risk-free interest rate	1.7%	3.1%	2.0%
Dividend yield	1.3%	1.2%	0.9%
Weighted-average volatility factor	25.9%	23.2%	24.5%
Weighted-average expected life (in years)	6.0	6.0	6.3
Weighted-average fair value (in dollars)	$11.24	$12.72	$15.65

Time-Based Restricted Stock and Time-Based Restricted Stock Units

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted shares/units as of June 30, 2019	145	$62.68	408	$58.52
Restricted shares/units granted	—	—	595	46.91
Restricted shares/units vested	(123)	62.67	(141)	56.54
Restricted shares/units forfeited	(4)	63.55	(136)	50.04
Non-vested restricted shares/units as of June 30, 2020	18	$62.08	726	$50.92
Performance-Based Restricted Stock Units

	Restricted Stock Units
	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value (in dollars)
Non-vested restricted units as of June 30, 2019	414	$56.05
Restricted units granted	391	50.20
Restricted units vested	(99)	57.93
Restricted units forfeited	(43)	58.75
Non-vested restricted units as of June 30, 2020	663	$50.71
The Monte Carlo simulation model used to determine the grant date fair value of the total 391 thousand three-year performance-based restricted stock units granted during fiscal 2020 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 24.7% and a risk-free interest rate of 1.7%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.

Note 9. Employee Benefit Plans
Defined Contribution Savings Plan. The Company's Board of Directors approved a CDK-sponsored defined contribution plan covering eligible full-time domestic employees of the Company after the spin-off date. This plan provides company matching contributions on a portion of employee contributions. In addition, this plan includes a transitional contribution for certain employees who were previously eligible to participate under ADP's domestic defined benefit plan since the Company did not adopt a similar plan. The costs recorded by the Company for this plan were $16.5 million, $15.4 million, and $16.9 million for fiscal 2020, 2019, and 2018, respectively.
International Benefit Plans. The Company’s foreign subsidiaries have benefit plans that cover certain international employees. To the extent required by local statutory laws, the Company funds these benefit plans through periodic contributions under statutorily prescribed formulas. The Company’s expense for these plans was approximately $14.9 million, $14.5 million, and $15.8 million for fiscal 2020, 2019, and 2018, respectively.
Note 10. Income Taxes
Provision for Income Taxes. Earnings before income taxes presented below is based on the geographic location to which such earnings were attributable.

	June 30,
	2020	2019	2018
Earnings before income taxes:
U.S.	$325.2	$182.7	$265.5
Foreign	99.0	121.2	133.7
	$424.2	$303.9	$399.2
The provision (benefit) for income taxes consisted of the following components:

	June 30,
	2020	2019	2018
Current:
Federal	$83.0	$25.2	$49.8
Foreign	14.3	31.6	32.8
State	18.2	10.5	15.6
Total current	115.5	67.3	98.2
Deferred:
Federal	6.3	(1.3)	(14.7)
Foreign	(2.4)	(1.8)	2.9
State	1.0	(2.0)	1.7
Total deferred	4.9	(5.1)	(10.1)
Total provision for income taxes	$120.4	$62.2	$88.1

A reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal statutory rate is as follows:

	June 30,
	2020	%	2019	%	2018	%
Provision for taxes at U.S. statutory rate	$89.1	21.0%	$63.8	21.0%	$112.2	28.1%
Increase (decrease) in provision from:
State taxes, net of federal benefit	12.8	3.1%	7.3	2.4%	13.2	3.4%
U.S. tax on foreign earnings	5.5	1.3%	13.4	4.4%	19.0	4.8%
Foreign tax rate differential	4.0	0.9%	2.7	0.9%	(2.0)	(0.5)%
Foreign tax credits	(12.2)	(2.9)%	(15.5)	(5.1)%	(18.3)	(4.6)%
Foreign withholding taxes	2.6	0.6%	—	—%	4.5	1.1%
Valuation allowances	14.8	3.5%	(10.9)	(3.6)%	(3.6)	(0.9)%
Uncertain tax positions	17.1	4.1%	1.5	0.5%	0.2	—%
Mutual agreement procedure receivable	(16.2)	(3.8)%	—	—%	—	—%
Stock compensation - shortfalls/(excess tax benefits)	0.5	0.1%	(1.6)	(0.5)%	(4.9)	(1.2)%
Noncontrolling interest	(1.1)	(0.3)%	(1.4)	(0.5)%	(1.8)	(0.5)%
U.S. tax reform deferred tax re-measurement	—	—%	—	—%	(27.3)	(6.8)%
Domestic production activities deduction	—	—%	—	—%	(4.0)	(1.0)%
Pre spin-off tax return adjustments	—	—%	—	—%	0.1	—%
Other	3.5	0.8%	2.9	1.0%	0.8	0.2%
Provision for income taxes	$120.4	28.4%	$62.2	20.5%	$88.1	22.1%
Certain prior year amounts have been reclassified to conform to current year presentation.
Tax Cuts and Jobs Act of 2017. On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, among other things, reducing the corporate income tax rate from 35.0% to 21.0% and implementing a modified territorial tax system.
The modified territorial tax system includes a new anti-deferral provision, referred to as global intangible low taxed income (“GILTI”), which subjects certain foreign income to current U.S. tax. The Company accounts for the GILTI tax as a period cost when incurred. The GILTI provision is effective beginning in fiscal year 2019. The Company recorded $2.2 million and $2.9 million of GILTI tax expense net of foreign tax credits for fiscal 2020 and fiscal 2019, respectively. The Company also recorded $2.8 million and $1.5 million of tax benefit from foreign derived intangible income ("FDII") for fiscal 2020 and fiscal 2019, respectively.
The ultimate impact of the Tax Reform Act may differ from the Company's estimates due to the issuance of additional regulatory guidance, the interpretation of the Tax Reform Act evolving over time and actions taken by the Company as a result of the Tax Reform Act.

The balance sheet classification and significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2020	2019
Classification:
Long term deferred tax assets (included in other non-current assets)	$8.5	$14.6
Long term deferred tax liabilities (included in deferred income taxes)	(78.4)	(80.5)
Net deferred tax liabilities	$(69.9)	$(65.9)

Components:
Deferred tax assets:
Accrued expenses	$20.4	$24.5
Compensation and benefits	17.7	24.9
Deferred revenue	11.1	25.0
Net operating losses	3.4	4.2
Capital losses	4.3	22.7
Lease liabilities	14.9	—
Foreign tax credit carryforward	2.9	—
Other	5.5	—
	80.2	101.3
Less: valuation allowances	(5.7)	(10.3)
Net deferred tax assets	74.5	91.0

Deferred tax liabilities:
Deferred expenses	54.1	58.5
Property, plant and equipment and intangible assets	79.1	95.1
ROU assets	10.0	—
Prepaid expenses	1.2	0.8
Undistributed foreign earnings	—	1.6
Other	—	0.9
Deferred tax liabilities	144.4	156.9
Net deferred tax liabilities	$(69.9)	$(65.9)

As discussed in Note 14, CDK adopted ASC 842 on July 1, 2019. Therefore, in fiscal 2020 CDK has recognized deferred tax assets for lease liabilities and deferred tax liabilities for right-of-use ("ROU") assets as shown in the table above.
Deferred Taxes on Unremitted Foreign Earnings. In the two years since the Tax Reform Act was enacted until March 31, 2020, the Company maintained that all post transition tax foreign earnings would be indefinitely reinvested outside the U.S. for future acquisitions and working capital needs. This assertion was based on the Company’s intent and ability (at the time) to indefinitely reinvest post transition tax earnings of foreign subsidiaries. As of December 31,2019, the Company had approximately $28.0 million of foreign earnings remaining from the Tax Reform Act assertion which were not indefinitely reinvested and approximately $384.0 million of indefinitely reinvested foreign earnings.
During the three months ended March 31, 2020, the Company began assessing the impact of the global emergence of COVID-19 on its business. In response to the economic uncertainty engendered by the ongoing COVID-19 pandemic, the Company has taken steps to preserve cash and improve its liquidity position. The Company reviewed its plans for foreign cash balances and, based on the increase in uncertainty and higher expected U.S. cash needs associated with the pandemic, the Company removed its assertion that foreign earnings are indefinitely reinvested, making these earnings available for repatriation as necessary. In addition, during the three months ended June 30, 2020, the Company enhanced its methodology to compute distributable foreign earnings which resulted in a change to the withholding tax recorded as of March 31, 2020. For fiscal 2020, the Company recognized $3.7 million of withholding tax on foreign earnings after the Company decided to no longer indefinitely reinvest these earnings. In addition, earlier in fiscal 2020 a reduction of $1.2 million was recorded for an accrual for foreign withholding taxes originally recorded as a result of the Tax Reform Act. Accordingly, the Company recognized a net $2.5 million income tax expense in fiscal 2020 to record withholding taxes on the cumulative foreign earnings through June 30, 2020.

Carryforward Attributes. As of June 30, 2020, the Company had federal capital losses of $17.0 million which expire in 2024 and state capital losses of $17.0 million which expire in 2024 through 2034. The Company had foreign net operating loss carryforwards of $12.3 million as of June 30, 2020, of which $0.6 million expires in 2021 through 2023 and $11.7 million has an indefinite carryforward period.
Valuation Allowances. The Company has recorded valuation allowances of $5.7 million and $10.3 million as of June 30, 2020 and 2019, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s determination with regard to future realization of deferred tax assets.
During fiscal 2020, the valuation allowance balance decreased $4.6 million, including a decrease of $18.4 million in the valuation allowance due to the expiration of U.S. capital loss carryforward on June 30, 2020, an increase of $14.8 million related to a reversal of the fiscal year 2019 capital gain the Company previously expected to recognize in conjunction with the sale of the assets of the Digital Marketing Business, a $0.7 million net decrease due to certain non-US tax loss carryforwards, and a $0.3 million decrease due to adjustment to state tax expense.
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
Unrecognized Income Tax Benefits. As of June 30, 2020, 2019, and 2018, the Company had unrecognized income tax benefits of $24.8 million, $7.8 million, and $6.2 million, respectively of which $8.1 million, $7.0 million, and $5.3 million, respectively, would impact the effective tax rate, if recognized. The remainder, if recognized, would principally affect deferred taxes. During fiscal 2020, the Company increased its unrecognized income tax benefits related to current tax positions by $1.1 million and its prior period tax positions by $14.8 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained. The Company decreased its unrecognized income tax benefits by $1.0 million due to expiration of the statute of limitations.
A roll-forward of unrecognized tax benefits is as follows:

	June 30,
	2020	2019	2018
Beginning of the year balance	$7.8	$6.2	$6.4
Additions for current year tax positions	1.1	1.6	1.3
Additions for tax positions of prior years	15.8	0.8	0.7
Reductions for tax positions of prior years	(1.0)	—	(0.8)
Settlement with tax authorities	—	(0.1)	(0.6)
Expiration of the statute of limitations	(1.0)	(0.7)	(0.8)
Impact of foreign exchange rate fluctuations	(0.1)	—	—
End of year balance	$22.6	$7.8	$6.2
The Company's net unrecognized income tax benefits were impacted by an increase of $14.8 million, an increase of $1.6 million, and a decrease of $0.2 million during fiscal 2020, 2019, and 2018, respectively. For all fiscal years, changes were based on information which indicated the extent to which certain tax positions were more likely than not to be sustained. Penalties and interest expense associated with uncertain income tax positions have been recorded in the provision for income taxes on the Consolidated Statements of Operations. Penalties and interest accrued during fiscal 2020 was $1.8 million primarily related to changes in methodology related to transfer pricing. Penalties and interest incurred in fiscal 2019, and 2018 were not significant. As of June 30, 2020, June 30, 2019, June 30, 2018, respectively, the Company had $2.2 million, $0.4 million, and $0.2 million of penalties and interest associated with uncertain tax positions, which was included within other liabilities on the Consolidated Balance Sheets.
In addition, an offsetting long-term receivable of $16.2 million of tax and interest has been recorded as of June 30, 2020 as a result of the Company filing to obtain mutual agreement procedure consideration under applicable U.S. and Canadian treaties for an update to transfer pricing policies, and the tax benefit offsets additional tax expense recorded in the current period. This long-term receivable is offset by $16.7 million of tax and interest recorded as uncertain tax positions.
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
Income tax-related examinations currently in progress in which the Company has significant business operations are as follows:

Tax Jurisdictions	Fiscal Years Ended
Colorado	6/30/2016 thru 6/30/2018
Florida	6/30/2016 thru 6/30/2018
Illinois	6/30/2017 thru 6/30/2018
New Jersey	6/30/2008 thru 6/30/2011
Michigan	6/30/2015 thru 6/30/2017
Belgium	6/30/2017 thru 6/30/2019
India	6/30/2015 and 6/30/2018
Singapore	6/30/2015 thru 6/30/2017
Spain	6/30/2011
Canada	6/30/2012 & 6/30/2014
Based on the possible outcomes of the Company's tax audits and expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will change within the next twelve months. The associated net tax impact on the effective tax rate is estimated to be a $2.7 million tax benefit, with minimal cash payments.
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
Tax Matters Agreement. The Company and ADP entered into a tax matters agreement as part of the spin-off that governs the rights and obligations of both parties after the spin-off with respect to taxes for both pre and post spin-off periods. Under this agreement, ADP is generally required to indemnify the Company for any income taxes attributable to ADP's operations or the Company's operations and for any non-income taxes attributable to ADP's operations, in each case for all pre spin-off periods as well as any taxes arising from transactions effected to consummate the spin-off, and the Company generally is required to indemnify ADP for any non-income taxes attributable to the Company's operations for all pre spin-off periods and for any income taxes attributable to the Company's operations for post spin-off periods.
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
The Company recognized receivables from ADP of $0.4 million and $0.5 million as of June 30, 2020 and 2019, respectively, and payables to ADP of $0.7 million and $0.8 million as of June 30, 2020 and 2019, respectively, under the tax matters agreement.
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
Note 11. Earnings per Share
The numerator for both basic and diluted earnings per share is net earnings attributable to CDK. The denominator for basic and diluted earnings per share is based upon the number of weighted-average shares of the Company's common stock outstanding during the applicable reporting periods. Diluted earnings per share also reflects the dilutive effect of unexercised in-the-money stock options and unvested restricted stock.
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 8. Net earnings allocated to participating securities were not significant for fiscal 2020, 2019, and 2018.
The following table summarizes the components of basic and diluted earnings per share.

	June 30,
	2020	2019	2018
Net earnings from continuing operations attributable to CDK	$296.8	$233.8	$303.2
Net earnings (loss) from discontinued operations	(89.3)	(109.8)	77.6
Net earnings attributable to CDK	$207.5	$124.0	$380.8

Weighted-average shares outstanding:
Basic	121.6	125.5	135.8
Effect of employee stock options	0.1	0.2	0.3
Effect of employee restricted stock	0.4	0.7	0.7
Diluted	122.1	126.4	136.8

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$2.44	$1.86	$2.23
Discontinued operations	(0.73)	(0.87)	0.57
Total net earnings attributable to CDK per share - basic	$1.71	$0.99	$2.80

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$2.43	$1.85	$2.21
Discontinued operations	(0.73)	(0.87)	0.57
Total net earnings attributable to CDK per share - diluted	$1.70	$0.98	$2.78
The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	June 30,
	2020	2019	2018
Stock-based awards	1.0	0.5	0.2

Note 12. Accounts Receivable, Net
Accounts receivable, net from continuing operations comprised the following:

	June 30,
	2020	2019
Trade receivables	$309.1	$291.7
Unbilled receivables	4.8	4.0
Leases and other receivables	8.2	3.5
Accounts receivable, gross	322.1	299.2
Less: allowances	22.1	8.8
Account receivable, net	$300.0	$290.4

Note 13. Property, Plant and Equipment, Net
Depreciation expense for property, plant and equipment was $54.8 million, $56.7 million, and $45.6 million for fiscal 2020, 2019, and 2018, respectively. Property, plant and equipment at cost and accumulated depreciation consisted of the following:

	June 30,
	2020	2019
Property, plant and equipment:
Land and buildings	$34.6	$38.9
Data processing equipment	279.6	278.7
Furniture and fixtures, leasehold improvements and other	70.1	78.0
Total property, plant and equipment	384.3	395.6
Less: accumulated depreciation	275.2	250.8
Property, plant and equipment, net	$109.1	$144.8
During the third quarter of fiscal 2019, the Company assessed the recoverability of certain long-lived assets upon exiting certain facilities and concluded that that the carrying amount of these assets were not recoverable. As a result, the Company recorded an impairment charge of $3.3 million within the Other segment, of which $2.6 million was included in cost of revenues and $0.7 million was recorded in selling, general and administrative expense within the Consolidated Statements of Operations.
Note 14. Leases
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
Upon adoption on July 1, 2019, the Company recognized right-of-use ("ROU") assets inclusive of finance leases, net of prepaids, incentives and impairments, of $68.2 million, and lease liabilities of $76.8 million in the Company's Consolidated Balance Sheets. At adoption, there was no impact on the Company’s Consolidated Statements of Operations, Cash Flows, and Stockholders' Deficit.
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

CDK as a Lessee. The Company has obligations under lease arrangements mainly for facilities, equipment, data centers, and vehicles. These leases have original lease periods expiring between fiscal 2020 and 2028. The Company classifies leases as finance leases when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that the Company is reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. When none of these criteria are met, the Company classifies leases as operating leases.
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
The Company recorded leases expense of $27.3 million within cost of revenues, $9.4 million within selling, general and administrative expenses, and $0.9 million within interest expense, on the Consolidated Statements of Operations for fiscal 2020. The following table summarizes the components of net lease expense:

Year ended June 30, 2020
Leases classified as finance:
Amortization of ROU assets	$6.2
Interest on lease liabilities	0.8
Leases classified as operating:
Lease expense	18.6
Sublease income (gross basis)	(0.6)
Unclassified leases:
Short-term lease expense (including lease term of one month or less)	3.9
Variable lease expense	8.7
Total net lease expense	$37.6
For fiscal 2019, rent expense related to operating leases under previous accounting guidance was $28.0 million. The following table presents supplemental information related to leases:

Year ended June 30, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows paid for operating leases	$18.3
Operating cash flows paid for interest portion of finance leases	0.8
Finance cash flows paid for principal portion of finance leases	6.2
ROU assets obtained in exchange for new operating lease liabilities	23.4
ROU assets obtained in exchange for new finance lease liabilities	0.3
As of June 30, 2020, the weighted-average remaining lease term was 5.0 years for operating leases and 2.6 years for finance leases; and the weighted-average discount rate was 3.6% for operating leases and 4.6% for finance leases. The following table presents supplemental balance sheet information related to leases as of June 30, 2020:

	Operating Leases	Finance Leases
ROU assets, net (1)	$55.0	$13.5

Lease liabilities, current (2)	8.8	5.7
Lease liabilities, non-current (3)	52.3	8.4
Total lease liabilities	$61.1	$14.1
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
The following table presents maturity analysis of lease liabilities as of June 30, 2020:

	Operating Leases	Finance Leases
Twelve months ending June 30, 2021	$18.8	$6.2
Twelve months ending June 30, 2022	16.4	5.2
Twelve months ending June 30, 2023	12.4	3.5
Twelve months ending June 30, 2024	9.8	0.1
Twelve months ending June 30, 2025	8.0	—
Thereafter	10.5	—
Total undiscounted lease payments	75.9	15.0
Less: imputed interest	(6.9)	(0.9)
Less: lease incentive receivable	(7.9)	—
Total lease liabilities	$61.1	$14.1
The Company did not have any material minimum lease payments for executed leases that have not yet commenced as of June 30, 2020.
Minimum operating lease commitments as of June 30, 2019 and accounted for under previous lease guidance were as follows:

Amount
Twelve months ending June 30, 2020	$16.7
Twelve months ending June 30, 2021	13.9
Twelve months ending June 30, 2022	12.5
Twelve months ending June 30, 2023	8.9
Twelve months ending June 30, 2024	6.9
Thereafter	15.8
Total minimum operating lease liabilities	$74.7
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

The following summarizes components of net lease income reported on the Consolidated Statements of Operations:

Year ended June 30, 2020
Revenues (1)	$30.9
Cost of revenues	(30.1)
Interest income	0.7
Total lease income (loss)	$1.5
(1) Revenues from lease components are included in other revenue, net
As of June 30, 2020, the carrying value of the Company’s lease receivable reported in accounts receivable, net and other assets on the Consolidated Balance Sheets was $7.8 million and $18.7 million, respectively. The following table presents maturity analysis of the lease payments the Company expects to receive as of June 30, 2020:

Amount
Twelve months ending June 30, 2021	$8.5
Twelve months ending June 30, 2022	7.5
Twelve months ending June 30, 2023	6.1
Twelve months ending June 30, 2024	4.7
Twelve months ending June 30, 2025	2.2
Thereafter	0.1
Total undiscounted cash flows to be received	$29.1
Less: imputed interest	2.6
Total lease receivable	$26.5

Note 15. Goodwill and Intangible Assets, Net
Changes in goodwill were as follows:

	CDK North America	CDK International	Total
Balance as of June 30, 2018	$620.9	$368.3	$989.2
Additions (Note 5)	379.3	—	379.3
Currency translation adjustments	0.1	(12.3)	(12.2)
Balance as of June 30, 2019	1,000.3	356.0	1,356.3
Currency translation adjustments	(0.9)	(6.9)	(7.8)
Balance as of June 30, 2020	$999.4	$349.1	$1,348.5
The Company performs its annual impairment testing for goodwill balances as of April 1 each year; however, the Company may test for impairment between annual tests if an event occurs or circumstances change that indicate that the fair value of the reporting unit may fall below its carrying amount.
During the fourth quarter of fiscal 2020, the Company continued assessing the impact of the global emergence of COVID-19 on its business. In response to the economic uncertainty engendered by the ongoing COVID-19 pandemic, the Company incorporated considerations of COVID-19 in our annual test to identify potential impairment of goodwill at any of its reporting units as of April 1, 2020. The analysis considered facts and circumstances available through June 30, 2020, including the extent to which fair value exceeded reporting unit carrying value. Based on the testing performed, the Company believes that goodwill is not impaired. The Company will continue to closely monitor conditions and to reassess goodwill for potential impairment if warranted.
Intangible assets, net from continuing operations consisted of:

	June 30,
	2020			2019
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Customer lists	$195.7	$(108.6)	$87.1	$196.6	$(100.2)	$96.4
Software	299.7	(155.9)	143.8	250.8	(126.7)	124.1
Trademarks	7.5	(3.8)	3.7	7.5	(3.1)	4.4
Other intangibles	3.2	(2.6)	0.6	3.2	(2.2)	1.0
	$506.1	$(270.9)	$235.2	$458.1	$(232.2)	$225.9
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of intangible assets is 6 years (12 years for customer lists, 3 years for software and software licenses, and 5 years for trademarks). Amortization of intangible assets from continuing operations was $44.8 million, $33.1 million, and $25.2 million for fiscal 2020, 2019, and 2018, respectively.
During the fourth quarter of fiscal 2020, the Company performed a qualitative assessment of intangible assets to determine if a triggering event had occurred which would indicate the assets were impaired at June 30, 2020. Based on facts and circumstances available at June 30, 2020, the Company believes that intangible assets are not impaired. The Company will continue to closely monitor conditions and to reassess intangible assets for potential impairment if warranted.
During the second quarter of fiscal 2019, the Company identified indicators requiring assessment of certain intangible assets within the CDKNA segment. The identified indicators primarily consisted of abandonment of a project relating to the Company's inventory solutions intended to address evolving market conditions. As a result, the Company analyzed these intangible assets and recorded impairment charges of $13.2 million for software and $1.7 million for customer lists. Of the total $14.9 million impairment charge, the Company recorded $12.0 million in cost of revenues and $2.9 million in selling, general and administrative expenses within its Consolidated Statements of Operations.

Estimated amortization expenses of the Company's existing intangible assets from continuing operations as of June 30, 2020 were as follows:

Amount
Fiscal year ending 2021	$55.1
Fiscal year ending 2022	51.3
Fiscal year ending 2023	39.8
Fiscal year ending 2024	19.7
Fiscal year ending 2025	13.4
Thereafter	55.9
$235.2

Note 16. Investments
The equity method is used to account for investments or partially-owned affiliates in which the Company has the ability to exercise significant influence over the investee’s operating and financial policies. Such investments are recorded in other assets on the Consolidated Balance Sheets.
Ansira. In connection with the closing of the sale of the Digital Marketing Business, the Company received total consideration, which included a 10-year note receivable and a 15% equity interest in Ansira. Ansira provides consumer-facing websites to automotive retailers as well as integrated applications of third-party website add-on software. The equity interest in Ansira is deemed more than minor and is accounted for under the equity method. As of June 30, 2020, the carrying amount of the investment was $37.2 million recorded in other assets on the Consolidated Balance Sheets. For the years ended June 30, 2020, the Company recorded losses related to this investment of $2.7 million in loss from equity method investment on the Consolidated Statements of Operations.
The Company is providing certain services, through a transition services agreement, to Ansira to assist in its integration of the Digital Marketing Business. For the year ended June 30, 2020, the Company recorded income related to the transition services agreement of $16.3 million in other income on the Consolidated Statements of Operations. As of June 30, 2020, receivables due from Ansira were $18.0 million included in accounts receivable on the Consolidated Balance Sheets. As of June 30, 2020, the note receivable was $24.4 million recorded in other assets on our Consolidated Balance Sheets.
Open Dealer Exchange ("ODE"). The Company holds a 50% equity interest in ODE, a joint venture entered into with Reynolds and Reynolds on January 16, 2009. ODE provides online tools through the Company's DMS to sell credit bureau reports and related products to dealerships, as well as financial and other vehicle related products. As of June 30, 2020 and 2019, the carrying amount of the investment was $18.9 million and $17.3 million respectively, recorded in other assets on the Consolidated Balance Sheets. The operations of ODE are integral to the Company's business due to the access ODE has to credit bureaus, which provides an extension of the business over a critical functional area. For the years ended June 30, 2020, 2019 and 2018, the Company recorded earnings related to this investment of $11.0 million, $8.8 million and $6.9 million, respectively, in cost of revenues on the Consolidated Statements of Operations.
ODE processes certain credit bureau and other credit related transactions on behalf of the Company. For the years ended June 30, 2020, 2019 and 2018, the Company incurred expenses from ODE of $13.7 million, $12.3 million and $10.8 million, respectively in cost of revenues on the Consolidated Statement of Operations. There were no outstanding liabilities to ODE as of June 30, 2020. As of June 30, 2019 liabilities to ODE were $0.1 million. The Company records amounts due to ODE in accounts payable on the Consolidated Balance Sheets.
Ripcord. The Company holds a 5.633% equity interest in Ripcord, a robotic digitization company. The Company elects to measure its equity investment in Ripcord at cost, less any impairment, as its investment does not have a readily determinable fair value and the Company does not have the ability to exercise significant influence over the operating and financial policy of Ripcord. As of June 30, 2020, the carrying amount of the investment was $20.0 million recorded in other assets on the Consolidated Balance Sheets. There have been no identified events or changes in circumstances that may have a significant adverse impact on the investment.

Note 17. Debt
Long-term debt and finance lease liabilities consisted of:

	June 30,
	2020	2019
Revolving credit facility	$15.0	$—
Three year term loan facility, due 2021	300.0	300.0
Five year term loan facility, due 2023	273.8	288.8
3.30% senior notes, due 2019	—	250.0
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
5.250% senior notes, due 2029	500.0	500.0
Finance lease liabilities	14.1	19.9
Unamortized debt financing costs	(27.1)	(28.5)
Total debt and finance lease liabilities	2,675.8	2,930.2
Current maturities of long-term debt and finance lease liabilities	20.7	270.8
Total long-term debt and finance lease liabilities	$2,655.1	$2,659.4
Revolving Credit Facility. On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility (the "revolving credit facility") The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. In addition, the revolving credit facility contains an accordion feature that allows for an increase in the available borrowing capacity of up to $100.0 million, subject to the agreement of lenders under the revolving credit facility or other financial institutions that become lenders to extend commitments as part of the increased revolving credit facility. The average outstanding balances of the revolving credit facility were $122.7 million and $282.3 million for the years ended June 30, 2020 and 2019, respectively. Borrowings under the revolving credit facility are available for general corporate purposes. The revolving credit facility will mature on August 17, 2023, subject to no more than two one-year extensions if lenders holding a majority of the revolving commitments approve such extensions.
The revolving credit facility is unsecured and loans thereunder bear interest, at the Company's option, at (a) the rate at which deposits in the applicable currency are offered in the London interbank market (or, in the case of borrowings in Euro, the European interbank market) plus margins varying from 1.750% to 2.875% per annum based on the Company's senior, unsecured non-credit-enhanced, long-term debt ratings from Standard & Poor's Ratings Group and Moody's Investors Services Inc. (the "Ratings") or (b) solely in the case of U.S. dollar loans, (i) the highest of (A) the prime rate of Bank of America, N.A., (B) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.500% per annum, and (C) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.00% plus (ii) margins varying from 0.750% to 1.875% per annum based on the Ratings. The unused portion of the revolving credit facility is subject to commitment fees ranging from 0.200% to 0.400% per annum based on the Ratings.
Term Loan Facilities. On August 17, 2018, the Company entered into a term loan agreement which provided the Company an aggregate of $600.0 million under term loans comprising a $300.0 million term loan that will mature on August 17, 2021 (the "three year term loan facility"), and a $300.0 million term loan that will mature on August 17, 2023 (the "five year term loan facility"). The aggregate principal amount of the three year term loan facility will be repayable in full on the maturity date. The five year term loan facility is subject to amortization in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan made on the closing date, with any unpaid principal amount due and payable on the maturity date. The interest rate per annum on the three year term loan facility and the five year term loan facility was 2.75% and 2.875%, respectively, as of June 30, 2020.
The three year term loan facility and the five year term loan facility are unsecured and bear interest (a) with respect to the three year term loan facility, (i) at the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.625% to 2.750% per annum based on the Company’s senior, unsecured, non-credit-enhanced, long-term debt ratings from the Ratings or (ii) the highest of (X) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.50% per annum, (Y) the prime rate of Bank of America, N.A. and (Z) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period plus 1.00%, plus margins varying from 0.625% to 1.750% per annum based on the Ratings, and (b) with respect to the five year term loan facility (i) at the rate at which deposits in the applicable currency are offered in the London interbank market plus margins varying from 1.750% to 2.875% per annum based on the Company’s Ratings or (ii) the highest of (X) a rate equal to the average of the overnight federal funds rate with a maturity of one day plus a margin of 0.50% per annum, (Y) the prime rate of Bank of America, N.A. and (Z) the rate at which dollar deposits are offered in the London interbank market for a one-month interest period, plus 1.00%, plus margins varying from 0.750% to 1.875% per annum based on the Ratings.
London Interbank Market (“LIBOR”) Transition. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of the revolving credit facility and the five year term loan. If LIBOR is no longer widely available, the Company will pursue alternative interest rate calculations in its revolving credit facility and five year term loan agreements. However, if no alternative rate can be determined, the LIBOR rate component will no longer be utilized in determining the rates. As of June 30, 2020 and 2019, the hypothetical impact to the Company’s interest rates without utilizing the LIBOR rate component would not have had a material effect on either rate, thus the Company does not believe the discontinuation of LIBOR will have a material impact on its financial position and results of operations.
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
On May 4, 2020, the Company entered into an amendment of its credit facilities that temporarily increased the maximum leverage ratio in order to provide additional financial flexibility. Under the amendment, the leverage ratio may not exceed (i) 4.75 to 1.00 for the quarters ended March 31, 2020 through March 31, 2021 and (ii) 4.25 to 1.00 for the quarters ending June 30, 2021 through September 30, 2021. During this period, if at any time the Leverage Ratio exceeds 4.25 to 1.00 or the Company’s senior unsecured credit rating is downgraded below BB+ by S&P and below Ba1 by Moody’s, the Company would be required to provide the creditor banks with a security interest over substantially all of its property to secure the loans and other obligations under the credit agreements and to provide subsidiary guarantees to the creditor banks. The Company agreed that interest on the credit facilities would be increased by 0.50% and commitment fees by 0.05% until the earlier of (i) the delivery of the Company's financial statements for the fiscal quarter ending December 31, 2021 and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. The Company believes it is in compliance with its covenants as of June 30, 2020.
Senior Notes. On October 14, 2014, the Company completed an offering of 3.30% unsecured senior notes with a $250.0 million aggregate principal amount due in 2019 (the "2019 notes") and 4.50% unsecured senior notes with a $500.0 million aggregate principal amount due in 2024 (the "2024 notes"). The issuance price of the 2019 and 2024 notes was equal to the stated value. Interest is payable semi-annually on April 15 and October 15 of each year, and payment commenced on April 15, 2015. The interest rate payable on each applicable series of 2019 and 2024 notes is subject to adjustment from time to time if the credit ratings assigned to any series of 2019 and 2024 notes by the rating agencies is downgraded (or subsequently upgraded). The 2019 notes matured on October 15, 2019, and the 2024 notes will mature on October 15, 2024. The 2024 notes are redeemable at the Company's option prior to July 15, 2024 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2024 notes to be redeemed, and (ii) the sum of the present value of the remaining scheduled payments (as defined in the agreement), plus accrued and unpaid interest thereon. Subsequent to July 15, 2024, the redemption price for the 2024 notes will equal 100% of the aggregate principal amount of the notes redeemed, plus accrued and unpaid interest thereon.
On June 18, 2018, the Company completed an offering of 5.875% unsecured senior notes with a $500.0 million aggregate principal amount due in 2026 (the "2026 notes"). The issuance price of the 2026 notes was equal to the stated value. Interest is payable semi-annually on June 15 and December 15 of each year, and payments have commenced on December 15, 2018. The 2026 notes will mature on June 15, 2026. The 2026 notes are redeemable at the Company's option prior to June 15, 2021 in whole or in part at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable "make-whole" premium. Subsequent to June 15, 2021, the Company may redeem the 2026 notes at a price equal to: (i) 102.938% of the aggregate principal amount of the 2026 notes redeemed prior to June 15, 2022; (ii) 101.958% of the aggregate principal amount of the notes redeemed on or after June 15, 2022 but prior to June 15, 2023; (iii)

100.979% of the aggregate principal amount of the 2026 notes redeemed on or after June 15, 2023 but prior to June 15, 2024; and (iv) 100.000% of the aggregate principal amount of the 2026 notes redeemed thereafter.
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
On May 2, 2019, the Company completed an offering of 5.250% unsecured senior notes with a $500.0 million aggregate principal amount due in 2029 (the "2029 notes," together with the "2027 notes," "2026 notes," "2024 notes," and "2019 notes" are the "senior notes"). The issuance price of the 2029 notes was equal to the stated value. Interest is payable semi-annually on March 15 and September 15 of each year, and payments commenced on September 15, 2019. The 2029 notes will mature on May 15, 2029. The 2029 notes are redeemable at the Company's option prior to May 15, 2024 in whole or in part at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable "make-whole" premium. Subsequent to May 15, 2024, the Company may redeem the 2029 notes at a price equal to: (i) 102.625% of the aggregate principal amount of the 2029 notes redeemed prior to May 15, 2025; (ii) 101.750% of the aggregate principal amount of the notes redeemed on or after May 15, 2025 but prior to May 15, 2026; (iii) 100.875% of the aggregate principal amount of the 2029 notes redeemed on or after May 15, 2026 but prior to May 15, 2027; and (iv) 100.000% of the aggregate principal amount of the 2029 notes redeemed thereafter.
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
In November 2016, Moody's and S&P lowered their credit ratings on the senior notes to Ba1 (Stable Outlook) from Baa3 (Negative Outlook) and to BB+ (Stable Outlook) from BBB- (Negative Outlook), respectively. The downgrades triggered interest rate adjustments for the 2024 notes. Interest rates for the 2024 notes increased to 5.00% from 4.50%, respectively, effective October 15, 2016. On August 13, 2019, S&P affirmed their rating at BB+ but revised their outlook to Negative from Stable.
Finance Lease Liabilities. The Company has lease agreements for equipment, which are classified as finance lease liabilities. Refer to Note 14, Leases for scheduled maturities and additional information relating to finance lease liabilities.
Unamortized Debt Financing Costs. As of June 30, 2020 and 2019, gross debt issuance costs related to debt instruments were $45.0and $41.3 million, respectively. Accumulated amortization was $17.9 and $12.8 million as of June 30, 2020 and 2019, respectively. Additional debt issuance costs of $3.7 million were capitalized in fiscal 2020. Debt financing costs are amortized over the terms of the related debt instruments and recorded to interest expense on the Consolidated Statements of Operations.
The Company's aggregate scheduled maturities of the long-term debt as of June 30, 2020 were as follows:

Amount
Fiscal year ending 2021	$15.0
Fiscal year ending 2022	315.0
Fiscal year ending 2023	15.0
Fiscal year ending 2024	243.8
Fiscal year ending 2025	500.0
Thereafter	1,600.0
Total debt	2,688.8
Unamortized deferred financing costs	(27.1)
Total debt, net of unamortized deferred financing costs	$2,661.7

Note 18. Commitments and Contingencies
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
The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company’s settlement with Cox, MVSC, and i3 Brands and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. In the fourth quarter of 2019, the Company recorded a litigation provision of $90 million. As of June 30, 2020, and 2019, the litigation liability was $57.0 million and $90.0 million, respectively, related to the remaining unsettled cases. This estimated loss is based upon currently available information and represents the Company’s best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) discovery is ongoing and significant factual issues remain to be resolved; (iii) expert discovery with respect to, among other things, alleged antitrust injury and damages is not sufficiently advanced; (iv) the absence of productive settlement discussions to date with plaintiffs other than Cox, MVSC and i3 Brands; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company’s estimate does not incorporate or reflect the potential value of the Company’s counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
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

The Company has provided approximately $27.9 million of guarantees as of June 30, 2020 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company has a total of $41.3 million of outstanding purchase commitments and contracts with expiration dates through 2025.
The Company had a total of $2.3 million in letters of credit outstanding as of June 30, 2020 primarily in connection with insurance programs and its foreign subsidiaries.
Note 19. Share Repurchase Transactions
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
Additionally, the Company made open market repurchases of 4.4 million shares of the Company's common stock during fiscal 2019 for a total cost of $264.1 million.
Note 20. Financial Data by Segment
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

	CDK North America	CDK International	Other(1)	Total
Year ended June 30, 2020
Revenues	$1,639.0	$321.1	$—	$1,960.1
Earnings before income taxes	587.6	58.1	(221.5)	424.2
Loss from equity method investment	—	—	(2.7)	(2.7)
Assets	1,990.3	491.0	372.8	2,854.1
Capital expenditures	16.6	6.3	0.6	23.5
Depreciation and amortization	89.5	7.8	2.3	99.6

Year ended June 30, 2019
Revenues	$1,593.0	$321.8	$—	$1,914.8
Earnings before income taxes	517.5	77.1	(290.7)	303.9
Loss from equity method investment	(17.0)	—	—	(17.0)
Assets	1,881.4	497.7	619.9	2,999.0
Capital expenditures	49.3	5.1	—	54.4
Depreciation and amortization	73.9	9.3	6.6	89.8

Year ended June 30, 2018
Revenues	$1,441.7	$356.3	$—	$1,798.0
Earnings before income taxes	576.4	97.7	(274.9)	399.2
Assets	1,203.2	509.6	1,295.6	3,008.4
Capital expenditures	40.1	5.8	—	45.9
Depreciation and amortization	54.0	11.7	5.1	70.8
(1)Includes assets held for sale of $220.5 million, and $269.4 million as of June 30, 2019, and 2018, respectively.
Revenues and property, plant and equipment, net by geographic area were as follows:

	United States	Europe	Canada	Other	Total
Year ended June 30, 2020
Revenues	$1,548.6	$237.3	$90.4	$83.8	$1,960.1
Property, plant and equipment, net	92.5	9.3	2.1	5.2	109.1

Year ended June 30, 2019
Revenues	$1,500.3	$235.4	$92.7	$86.4	$1,914.8
Property, plant and equipment, net	122.7	11.2	4.3	6.6	144.8

Year ended June 30, 2018
Revenues	$1,347.9	$253.3	$93.8	$103.0	$1,798.0
Property, plant and equipment, net	101.6	14.1	3.9	8.0	127.6

Revenues by category by segment were as follows:

	Twelve Months Ended June 30,
	2020	2019	2018
CDKNA
Subscription	$1,306.0	$1,283.3	$1,176.4
On-site licenses and installation	10.8	7.9	—
Transaction	155.0	162.5	164.0
Other	167.2	139.3	101.3
Total CDKNA	1,639.0	1,593.0	1,441.7
CDKI
Subscription(1)	253.5	239.4	356.3
On-site license and installation(1)	46.7	65.0	—
Other	20.9	17.4	—
Total CDKI	321.1	321.8	356.3
Total	$1,960.1	$1,914.8	$1,798.0
(1) During the fourth quarter of fiscal 2020, the Company determined that certain revenue within the CDKI segment categorized as Subscription should be reported as On-site license and installation. As a result, for the year ended June 30, 2019, the Company reclassified $17.9 million of revenue to conform to the current year presentation. The Company believes this reclassification is not material. The reclassification did not impact the Consolidated Statements of Operations.

Note 21. Quarterly Financial Results (Unaudited)
Summarized quarterly results of operations for the fiscal 2020 and 2019 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2020
Revenues	$494.6	$499.6	$516.3	$449.6
Gross profit (2)	247.3	263.7	273.8	208.8
Earnings before income taxes	104.0	113.0	132.4	74.8
Net earnings from continuing operations	78.4	69.8	94.4	61.2
Net earnings (loss) from discontinued operations	5.7	(45.7)	(34.9)	(14.4)
Net earnings	84.1	24.1	59.5	46.8
Net earnings attributable to noncontrolling interest	2.1	1.8	1.9	1.2
Net earnings attributable to CDK	82.0	22.3	57.6	45.6

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.63	$0.56	$0.76	$0.49
Discontinued operations	0.05	(0.38)	(0.29)	(0.12)
Total net earnings attributable to CDK per share - basic	$0.68	$0.18	$0.47	$0.37

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.62	$0.55	$0.76	$0.49
Discontinued operations	0.05	(0.37)	(0.29)	(0.12)
Total net earnings attributable to CDK per share - diluted	$0.67	$0.18	$0.47	$0.37

Year ended June 30, 2019
Revenues (1)	$446.3	$478.7	$501.2	$488.6
Gross profit (1) (2)	243.0	248.1	271.9	252.0
Earnings before income taxes (1)	106.5	96.6	120.7	(19.9)
Net earnings from continuing operations	76.5	72.6	89.3	3.3
Net earnings (loss) from discontinued operations	15.8	18.3	12.4	(156.3)
Net earnings	92.3	90.9	101.7	(153.0)
Net earnings attributable to noncontrolling interest	2.0	1.9	1.9	2.1
Net earnings attributable to CDK	90.3	89.0	99.8	(155.1)

Net earnings attributable to CDK per share - basic:
Continuing operations	$0.58	$0.56	$0.70	$0.01
Discontinued operations	0.12	0.14	0.10	(1.29)
Total net earnings attributable to CDK per share - basic	$0.70	$0.70	$0.80	$(1.28)

Net earnings attributable to CDK per share - diluted:
Continuing operations	$0.57	$0.56	$0.70	$0.01
Discontinued operations	0.12	0.14	0.10	(1.28)
Total net earnings attributable to CDK per share - diluted	$0.69	$0.70	$0.80	$(1.27)
(1) Amounts differ from previously reported in the Quarterly Reports on Form 10-Q as a result of the Digital Marketing Business being classified as discontinued operations. See Note 4, "Discontinued Operations" for additional information.
(2) Gross profit is calculated as revenues less cost of revenues.

CDK Global, Inc.
Schedule II - Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts	Deductions		Balance at end of period
Year ended June 30, 2020
Accounts receivable allowances	$8.8	$25.9	$(0.1)	$(12.5)	(2)	$22.1
Deferred tax valuation allowance	10.3	—	—	(4.6)	(3)	5.7
Year ended June 30, 2019 (1)
Accounts receivable allowances	$4.0	$8.2	$—	$(3.4)	(2)	$8.8
Deferred tax valuation allowance	21.2	—	—	(10.9)	(4)	10.3
Year ended June 30, 2018
Accounts receivable allowances	$6.3	$3.7	$—	$(2.6)	(2)	$7.4
Deferred tax valuation allowance	35.1	—	—	(13.5)	(5)	21.6

(1) Effective July 1, 2018, the Company adopted ASC 606 using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.
(2) Doubtful accounts written off, less recoveries on accounts previously written off.
(3) Includes $18.4 million reduction due to expiration of U.S. capital loss carryforwards, increase of $14.8 million related to a reversal of the fiscal year 2019 capital gain previously expected to be used with sale of Digital Marketing Business, $0.7 million decrease due to certain non-U.S. tax loss carryforwards, and $0.3 million decrease due to adjustment of state tax expense.
(4) Includes $14.8 million reduction related to the capital gain the Company expected to recognize in conjunction with the sale of the assets of the Digital Marketing Business which were classified as held for sale in the fourth quarter of fiscal 2019, $4.3 million increase related to capital loss resulting from termination of a joint venture contract, and a $0.4 million net decrease due to certain non-U.S. tax loss carryforwards.
(5) Includes $10.0 million reduction for the tax rate impact on a capital loss carryforward and $3.5 million for the expiration of certain non-U.S. tax loss carryforwards.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2020. Their report is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting. In the fourth quarter of fiscal 2020, there were no significant changes to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
CDK Global, Inc.
Hoffman Estates, Illinois

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CDK Global, Inc. and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020, of the Company and our report dated August 6, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers, and Financial Accounting Standards Board Accounting Standards Codification 842, Leases.

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
August 6, 2020

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the captions "Proposal 1: Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Board and Committee Governance” in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 11. Executive Compensation
The information required by this item will be set forth under the captions "Compensation of Named Executive Officers" and "Compensation Discussion and Analysis" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth under the caption "Fees of Independent Accounting Firm" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K:
1.Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income for the years ended June 30, 2020, 2019, and 2018
Consolidated Balance Sheets as of June 30, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019, and 2018
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended June 30, 2020, 2019, and 2018
Notes to the Consolidated Financial Statements
2.Financial Statement Schedule
        Schedule II - Valuation and Qualifying Accounts.
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of CDK Global, Inc.	8-K	1-36486	3.1	10/1/2014
3.2	Amended and Restated By-Laws of CDK Global, Inc., dated March 7, 2017	8-K	1-36486	3.1	3/9/2017
4.1	Description of Securities of the Registrant					X
4.2	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 3.30% Senior Notes due 2019 were issued	8-K	1-36486	4.1	10/17/2014
4.3	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.50% Senior Notes due 2024 were issued	8-K	1-36486	4.2	10/17/2014
4.4	Indenture, dated as of May 15, 2017, between CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.875% senior notes due 2027 were issued	8-K	1-36486	4.1	5/15/2017
4.5	Base Indenture, dated as of June 18, 2018, between CDK Global, Inc. and U.S. Bank National Association, as trustee	8-K	1-36486	4.1	6/18/2018
4.6	Officer’s Certificate, dated as of June 18, 2018 (including the form of the Company’s 5.875% Senior Notes due 2026)	8-K	1-36486	4.2	6/18/2018
4.7	Indenture, dated as of May 15, 2019, between CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 5.25% senior notes due 2029 were issued	8-K	1-36486	4.1	5/15/2019
10.3	Form of Indemnification Agreement	8-K	1-36486	10.1	6/7/2018
10.4	Amended and Restated Corporate Officer Severance Plan (Management Compensatory Plan)	8-K	1-36486	10.1	9/7/2017
10.5	Third Amended and Restated Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)	10-K	1-36486	10.11	8/8/2017
10.6	CDK Global Inc., Amended and Restated Deferred Compensation Plan, effective November 6, 2018	10-Q	1-36486	10.7	11/7/2018

10.7	CDK Global, Inc., Amended and Restated Retirement and Savings Restoration Plan, effective November 6, 2018 (Management Compensatory Plan)	10-Q	1-36486	10.8	11/7/2018
10.8	CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	DEF 14A	1-36486	Appendix A	9/22/2015
10.9	First Amendment to the CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	10-K	1-36486	10.6	8/8/2017
10.10	UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.1	1/26/2015
10.11	Form of Deferred Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.18	11/13/2014
10.12	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.7	11/3/2015
10.13	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.8	11/3/2015
10.14	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.8	2/3/2016
10.15	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)					X
10.16	Form of Performance Based Stock Option Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.5	11/7/2018
10.17	Form of Performance Based Stock Option Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.6	11/7/2018
10.18	UK Tax Advantaged Sub-Plan Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.9	2/3/2016
10.19	Form of Restricted Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.10	2/3/2016
10.20	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36486	10.1	9/6/2018
10.21	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36846	10.1	9/11/2019
10.22	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)					X
10.23	Form of Restricted Stock Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.11	2/3/2016
10.24	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.12	2/3/2016
10.25	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36486	10.2	9/6/2018
10.26	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36846	10.2	9/11/2019
10.27	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)					X
10.28	Employment Agreement, dated as of November 5, 2018, by and between the Company and Brian Krzanich	8-K	1-36486	10.9	11/7/2018
10.29	Transition and Release Agreement, dated as of November 5, 2018, by and between the Company and Brian P. MacDonald	8-K	1-36486	10.10	11/7/2018

10.30	Term Loan Credit Agreement, dated as of August 17, 2018, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	1-36486	10.1	8/23/2018
10.31	Revolving Credit Agreement, dated as of August 17, 2018, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	8-K	1-36486	10.2	8/23/2018
10.32	Amendment No. 1 to the Term Loan Credit Agreement, dated as of August 17, 2018, with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.	8-K	1-36486	10.1	5/6/2020
10.33	Amendment No. 1 to the Revolving Credit Agreement, dated as of August 17, 2018, with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.	8-K	1-36486	10.2	5/6/2020
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
31.1	Certification by Brian Krzanich pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Joseph A. Tautges pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian Krzanich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Joseph A. Tautges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDK GLOBAL, INC.

By:	/s/ Joseph A. Tautges
Joseph A. Tautges
Executive Vice President, Chief Financial Officer
August 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Krzanich	President, Chief Executive Officer and Director (principal executive officer)	August 6, 2020
Brian Krzanich
/s/ Joseph A. Tautges	Executive Vice President, Chief Financial Officer (principal financial officer)	August 6, 2020
Joseph A. Tautges
/s/ Jennifer A.Williams	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	August 6, 2020
Jennifer A. Williams
/s/ Leslie A. Brun	Director	August 6, 2020
Leslie A. Brun
/s/ Willie A. Deese	Director	August 6, 2020
Willie A. Deese
/s/ Amy J. Hillman	Director	August 6, 2020
Amy J. Hillman
/s/ Stephen A. Miles	Director	August 6, 2020
Stephen A. Miles
/s/ Robert E. Radway	Director	August 6, 2020
Robert E. Radway
/s/ Stephen F. Schuckenbrock	Director	August 6, 2020
Stephen F. Schuckenbrock
/s/ Frank S. Sowinski	Director	August 6, 2020
Frank S. Sowinski
/s/ Eileen J. Voynick	Director	August 6, 2020
Eileen J. Voynick