Form 10-Q
period 2020-09-30
CDK Global, Inc.
filed 2020-11-03
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2020 was 121,691,905.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Revenues	$493.6	$494.6

Expenses:
Cost of revenues	262.1	247.3
Selling, general and administrative expenses	112.2	107.9
Restructuring expenses	8.7	—
Litigation provision	12.0	—
Total expenses	395.0	355.2
Operating earnings	98.6	139.4

Interest expense	(34.7)	(37.7)
Loss from equity method investment	(3.4)	—
Other income, net	23.7	2.3

Earnings before income taxes	84.2	104.0

Provision for income taxes	(26.4)	(25.6)

Net earnings from continuing operations	57.8	78.4
Net earnings from discontinued operations	0.2	5.7
Net earnings	58.0	84.1
Less: net earnings attributable to noncontrolling interest	2.3	2.1
Net earnings attributable to CDK	$55.7	$82.0

Net earnings attributable to CDK per share - basic:
Continuing operations	$0.46	$0.63
Discontinued operations	—	0.05
Total net earnings attributable to CDK per share - basic	$0.46	$0.68

Net earnings attributable to CDK per share - diluted:
Continuing operations	$0.46	$0.62
Discontinued operations	—	0.05
Total net earnings attributable to CDK per share - diluted	$0.46	$0.67

Weighted-average common shares outstanding:
Basic	121.7	121.4
Diluted	122.3	122.0

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net earnings	$58.0	$84.1
Other comprehensive income (loss):
Currency translation adjustments	27.2	(19.9)
Total other comprehensive income (loss)	27.2	(19.9)
Comprehensive income	85.2	64.2
Less: comprehensive income attributable to noncontrolling interest	2.3	2.1
Comprehensive income attributable to CDK	$82.9	$62.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except par values)
(Unaudited)

	September 30,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$281.1	$215.7
Accounts receivable, net	288.7	300.0
Other current assets	176.4	169.9
Total current assets	746.2	685.6
Property, plant and equipment, net of accumulated depreciation of $286.6 and $275.2, respectively	105.2	109.1
Other assets	464.4	475.7
Goodwill	1,362.9	1,348.5
Intangible assets, net	237.0	235.2
Total assets	$2,915.7	$2,854.1

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$320.5	$20.7
Accounts payable	39.4	39.4
Accrued expenses and other current liabilities	232.4	223.8
Litigation liability	69.0	57.0
Accrued payroll and payroll-related expenses	68.9	78.0
Short-term deferred revenues	104.2	107.9
Total current liabilities	834.4	526.8
Long-term debt and finance lease liabilities	2,356.9	2,655.1
Long-term deferred revenues	47.0	52.8
Deferred income taxes	79.5	78.4
Other liabilities	112.4	121.7
Total liabilities	3,430.2	3,434.8

Commitments and Contingencies (Note 12)

Stockholders' Deficit:
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 121.7 and 121.5 shares outstanding, respectively	1.6	1.6
Additional paid-in-capital	689.7	687.9
Retained earnings	1,074.6	1,045.5
Treasury stock, at cost: 38.7 and 38.8 shares, respectively	(2,298.2)	(2,305.2)
Accumulated other comprehensive loss	1.3	(25.9)
Total CDK stockholders' deficit	(531.0)	(596.1)
Noncontrolling interest	16.5	15.4
Total stockholders' deficit	(514.5)	(580.7)
Total liabilities and stockholders' deficit	$2,915.7	$2,854.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net earnings	$58.0	$84.1
Less: net earnings from discontinued operations	0.2	5.7
Net earnings from continuing operations	57.8	78.4
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	24.9	23.5
Loss from equity method investment	3.4	—
Deferred income taxes	2.5	—
Stock-based compensation expense	13.1	2.9
Other	2.2	6.4
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Change in accounts receivable	13.4	(8.1)
Change in other assets	(8.5)	(4.5)
Change in accounts payable	(0.6)	(5.5)
Change in accrued expenses and other liabilities	(8.5)	(28.7)
Net cash flows provided by operating activities, continuing operations	99.7	64.4
Net cash flows provided by operating activities, discontinued operations	—	7.8
Net cash flows provided by operating activities	99.7	72.2

Cash Flows from Investing Activities
Capital expenditures	(7.2)	(3.1)
Capitalized software	(14.8)	(10.3)
Investment in certificates of deposit	—	(12.0)
Net cash flows used in investing activities, continuing operations	(22.0)	(25.4)
Net cash flows used in investing activities, discontinued operations	—	(2.5)
Net cash flows used in investing activities	(22.0)	(27.9)

Cash Flows from Financing Activities
Proceeds from long-term debt	5.0	—
Repayments of long-term debt and lease liabilities	(5.3)	(5.2)
Dividends paid to stockholders	(18.2)	(18.2)
Proceeds from exercises of stock options	0.3	2.7
Withholding tax payments for stock-based compensation awards	(3.7)	(5.2)
Dividend payments to noncontrolling owners	(1.2)	(4.4)
Acquisition-related payments	—	(3.6)
Net cash flows used in financing activities, continuing operations	(23.1)	(33.9)
Net cash flows used in financing activities, discontinued operations	—	—
Net cash flows used in financing activities	(23.1)	(33.9)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8.6	(7.4)
Net change in cash, cash equivalents, and restricted cash	63.2	3.0
Cash, cash equivalents, and restricted cash, beginning of period	232.2	321.1
Cash, cash equivalents, and restricted cash end of period	$295.4	$324.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$281.1	$313.1
Restricted cash in funds held for clients included in other current assets	14.3	11.0
Total cash, cash equivalents, and restricted cash	$295.4	$324.1

Supplemental Disclosures
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$31.8	$11.9
Interest	18.5	15.4

Non-cash investing and financing activities:
Capitalized property and equipment obtained under lease	1.2	12.0
Lease liabilities incurred	(1.2)	1.0
Capital expenditures and capitalized software, accrued not paid	1.1	1.5

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions)
(Unaudited)

Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2020	160.3	$1.6	$687.9	$1,045.5	$(2,305.2)	$(25.9)	$(596.1)	$15.4	$(580.7)
Cumulative impact of ASC 326 - current expected credit losses, net of tax	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Net earnings	—	—	—	55.7	—	—	55.7	2.3	58.0
Foreign currency translation adjustments	—	—	—	—	—	27.2	27.2	—	27.2
Stock-based compensation expense and related dividend equivalents	—	—	12.2	(0.2)	—	—	12.0	—	12.0
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(10.4)	—	7.0	—	(3.4)	—	(3.4)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.2)	—	—	(18.2)	—	(18.2)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance as of September 30, 2020	160.3	$1.6	$689.7	$1,074.6	$(2,298.2)	$1.3	$(531.0)	$16.5	$(514.5)

Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2019	160.3	$1.6	$688.5	$911.6	$(2,324.6)	$(6.7)	$(729.6)	$15.1	$(714.5)
Net earnings	—	—	—	82.0	—	—	82.0	2.1	84.1
Foreign currency translation adjustments	—	—	—	—	—	(19.9)	(19.9)	—	(19.9)
Stock-based compensation expense and related dividend equivalents	—	—	3.9	(0.1)	—	—	3.8	—	3.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(14.7)	—	12.2	—	(2.5)	—	(2.5)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.2)	—	—	(18.2)	—	(18.2)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(4.4)	(4.4)
Balance as of September 30, 2019	160.3	$1.6	$677.7	$975.3	$(2,312.4)	$(26.6)	$(684.4)	$12.8	$(671.6)

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
The Company is organized into two main operating groups, CDK North America ("CDKNA") and CDK International ("CDKI"), which are also the two reportable segments. In addition, the Company has an Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. For additional information refer to Note 13, Financial Data by Segment.
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
The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Effective July 1, 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. For additional information, refer to Note 8, Allowance for Credit Losses.
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are described in the aforementioned Annual Report. Included below are certain updates to those policies.
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified in other current assets on the Consolidated Balance Sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the Consolidated Balance Sheets. Funds receivable was $40.9 million and $40.7 million, and funds held for clients was $14.3 million and $16.5 million as of September 30, 2020 and June 30, 2020, respectively. Client fund obligations were $55.2 million and $57.2 million as of September 30, 2020 and June 30, 2020, respectively.

Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed. Pursuant to its software policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $26.0 million and $22.1 million for the three months ended September 30, 2020 and 2019, respectively. These expenses were classified in cost of revenues on the Consolidated Statements of Operations. Additionally, the Company had cash flows used for qualifying capitalized software development cost of $14.8 million and $10.3 million for the three months ended September 30, 2020 and 2019, respectively.

Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility and term loan facilities (as described in Note 10, Debt), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of September 30, 2020 was $2,242.0 million, based on quoted market prices for the same or similar instruments compared to a carrying value of $2,100.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Investments. The Company has elected to apply cost method accounting to its equity interest in Ripcord since the equity does not have a readily determinable fair value. The carrying amount of this investment, which is included in other assets on the Consolidated Balance Sheets, was $20.00 million as of September 30, 2020 and June 30, 2020. From acquisition through September 30, 2020, there have been no impairment or other adjustments to the carrying amount of this investment.
Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements. In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" to resolve the diversity in practice concerning the manner in which entities account for transactions based on their assessment of the economics of a collaborative arrangement. For public business entities, ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods in those years. The Company adopted this standard as of July 1, 2020. The adoption did not have a material impact to its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13. Refer to Note 8, Allowance for Credit Losses, for the required disclosures related to the adoption of this standard.
Recently Issued Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): "Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes in various areas. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is evaluating the impact of adoption on its consolidated financial statements, including accounting policies, processes and systems.
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
On April 21, 2020, the Company completed its sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc. ("Ansira"), which is a subsidiary of Advent International. Total consideration for the transaction was $71.2 million, consisting of a $24.4 million 10-year note receivable, a 15% equity interest in Ansira, and the fair value of other contingent consideration. The Company previously recorded a valuation allowance of $96.3 million through June 30, 2020. During the first quarter of fiscal 2021, the Company recorded a reduction to the valuation allowance of $1.5 million resulting in a total loss on sale of $94.8 million. Pursuant to the transaction, the Company expects to continue to provide limited services during fiscal 2021.

For the three months ended September 30, 2020 and 2019, the Company recognized net earnings of $0.2 million and $5.7 million in net earnings from discontinued operations on the Consolidated Statements of Operations.

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
The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	September 30, 2020	June 30, 2020
Accounts receivable (including unbilled receivables)	$288.7	$300.0

Short-term contract assets (included in other current assets)	59.6	52.5
Long-term contract assets (included in other assets)	34.7	40.1
Short-term contract liabilities (included in short-term deferred revenue)	(104.2)	(107.9)
Long-term contract liabilities (included in long-term deferred revenue)	(47.0)	(52.8)
Net contract assets/(liabilities)	$(56.9)	$(68.1)
During the three months ended September 30, 2020, the Company recognized $113.1 million of revenue upon satisfaction of performance obligations and invoiced and reclassified $34.2 million to accounts receivable. These amounts were included in the net contract assets or liabilities balance as of June 30, 2020. The Company had no asset impairment charges related to contract assets in the periods presented.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company's assessment of whether an estimate of variable consideration is constrained. For the three months ended September 30, 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.
Remaining Performance Obligations. As of September 30, 2020, the Company had $2.5 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize remaining performance obligations as revenue as follows:

September 30, 2020
Nine months ending June 30, 2021	$930.0
Twelve months ending June 30, 2022	850.0
Twelve months ending June 30, 2023	410.0
Twelve months ending June 30, 2024	200.0
Twelve months ending June 30, 2025	60.0
Thereafter	30.0
Total remaining performance obligations	$2,480.0
The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
Costs to Obtain and Fulfill a Contract. The Company capitalizes certain contract acquisition costs consisting primarily of commissions incurred when contracts are signed. The Company does not capitalize commissions related to contracts with a duration of less than one year; such commissions are expensed in selling, general and administrative expenses when incurred. Costs to fulfill contracts are capitalized when such costs are direct and related to transition or installation activities for hosted software solutions. Capitalized costs to fulfill primarily include travel and employee compensation and benefit related costs for the Company's implementation and training teams. Capitalized costs to obtain a contract and most costs to fulfill a contract are amortized over a period of five years which represents the expected period of benefit of these costs. In instances where the contract term is significantly less than five years, costs to fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.
As of September 30, 2020 and June 30, 2020, the Company capitalized contract acquisition and fulfillment costs from continuing operations of $204.3 million and $202.6 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the three months ended September 30, 2020 and 2019, the Company recognized cost amortization of $20.2 million and $20.1 million, respectively, and there were no significant impairment losses.
Note 6. Restructuring
On May 2, 2020, the Company adopted a plan to restructure the CDKI segment to reduce costs and improve margins. The Company expects to incur up to $25.0 million in costs related to one-time employee termination benefit. In connection with the implementation of these restructuring actions, the Company incurred costs of $14.2 million during fiscal 2020. During the three months ended September 30, 2020, the Company incurred costs of $8.7 million. Additional charges related to these actions are expected to be incurred through early fiscal 2021.
Accruals for restructuring expenses were included in accrued expenses and other current liabilities on the Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020.
The following table summarizes restructuring accrual activity for the three months ended September 30, 2020:

	Employee-Related Costs	Total Costs
Balance as of June 30, 2020	$14.2	$14.2
Charges	8.7	8.7
Cash payments	(8.3)	(8.3)
Foreign exchange	0.4	0.4
Balance as of September 30, 2020	$15.0	$15.0

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
Net earnings allocated to participating securities were not significant for the three months ended September 30, 2020 and 2019.

The following table summarizes the components of earnings per share:

	Three Months Ended
	September 30,
	2020	2019
Net earnings from continuing operations attributable to CDK	$55.5	$76.3
Net earnings from discontinued operations	0.2	5.7
Net earnings attributable to CDK	$55.7	$82.0

Weighted-average shares outstanding:
Basic	121.7	121.4
Effect of employee stock options	—	0.1
Effect of employee restricted stock	0.6	0.5
Diluted	122.3	122.0

Net earnings attributable to CDK per share - basic:
Continuing operations	$0.46	$0.63
Discontinued operations	—	0.05
Total net earnings attributable to CDK per share - basic	$0.46	$0.68

Net earnings attributable to CDK per share - diluted:
Continuing operations	$0.46	$0.62
Discontinued operations	—	0.05
Total net earnings attributable to CDK per share - diluted	$0.46	$0.67
The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended
	September 30,
	2020	2019
Stock-based awards	0.9	0.7

Note 8. Allowance for Credit Losses
In June 2016, the FASB issued ASU 2016-13, which requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable), net investments in leases, and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Furthermore, the CECL model requires financial assets with similar risk characteristics to be analyzed on a collective basis.
On July 1, 2020, the Company adopted the CECL model using a modified retrospective approach. The noncash cumulative effect of adopting the CECL model resulted in a decrease of $8.2 million, net of tax impacts, to retained earnings, with corresponding increases to the allowance for expected credit losses impacting accounts receivable, net, other current assets and other assets on the Consolidated Balance Sheets. At adoption, there was no impact on the Company’s Consolidated Statements of Operations and Cash Flows. The impacts related to prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for the prior period.
The Company is exposed to credit losses primarily through the sales of its products and services. The majority of the Company’s receivables are trade receivables due in less than one year. Financial assets also include the short and long-term portions of contract assets, lease receivables and other accrued and unbilled receivables. Refer to Note 5. Revenue for more information about contract assets.
The Company has identified the following risk characteristics of its customers and the related receivables and financial assets: geographic region, major line of business (e.g. Automotive, OEM, etc.), size or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, adjusted for external data and macroeconomic factors such as unemployment rates in certain operating regions or automobile sales. Due to the short-term nature of trade receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the receivable balances, the financial condition of customers and the Company’s historical loss rates. For certain other financial assets, the expected credit losses are also evaluated based on the credit rating of the counterparty, or reasonable and supportable forecasts of future economic conditions. While developments related to the COVID-19 pandemic continue to evolve, management has elected to make judgmental adjustments to the historical loss rates based on expected impacts. Additionally, specific reserves are established for certain financial assets on an individual basis when they no longer meet the criteria to be classified in a particular pool. Should a particular asset’s risk characteristics change, the Company will assess whether the asset should be moved to another pool. This analysis and the review of credit quality indicators is performed at each quarter-end, or more often as deemed necessary based on specific facts and circumstances.
The Company also carries financial assets that are attributable to the sale of the Digital Marketing Business in the Other segment. These assets primarily consist of a 10-year note receivable, receivables related to a transition services agreement in connection with the sale, and the fair value of other contingent consideration. Specific reserves are established for these assets on an individual basis if it is determined that there is a higher probability of default, which considers the aging of the receivable balances and the financial condition of the counterparties.
The Company’s monitoring activities include timely account reconciliation, reviews of credit and collection performance, consideration of customers' financial condition and macroeconomic conditions. For trade receivables and unbilled accounts receivable, credit quality indicators relate to collection history and the delinquency status of amounts due, which is determined based on the aging of such receivables. For certain other financial assets including contract assets, lease receivables, other accrued and unbilled receivables, and financial assets attributable to the sale of the Digital Marketing Business, credit quality indicators are generally based on rating agency data, publicly available information and information provided by customers which may affect their ability to pay. Financial assets are written off when they are determined to be uncollectible.
Credit loss expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis to present the net amount expected to be collected as of September 30, 2020.

	Accounts receivable, net	Other current assets	Other assets	Total
Balance as of June 30, 2020	$14.9	$—	$—	$14.9
Cumulative-effect adjustment upon adoption	2.1	0.5	8.3	10.9
Provision for expected credit losses	(1.4)	0.1	0.7	(0.6)
Write-offs	(0.5)	—	—	(0.5)
Other	0.2	—	—	0.2
Balance as of September 30, 2020	$15.3	$0.6	$9.0	$24.9

Note 9. Leases
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

The following summarizes components of net lease income reported in the Consolidated Statements of Operations:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Revenues (1)	$12.5	$9.9
Cost of revenues	(8.0)	(7.8)
Interest income	0.4	—
Total lease income	$4.9	$2.1
(1) Revenues from lease components are included in other revenue in the Consolidated Statements of Operations.
Note 10. Debt
Long-term debt and finance lease liabilities consisted of:

	September 30, 2020	June 30, 2020
Revolving credit facility, matures 2023	$20.0	$15.0
Three year term loan facility, due 2021	300.0	300.0
Five year term loan facility, due 2023	270.0	273.8
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
5.250% senior notes due 2029	500.0	500.0
Finance lease liabilities	12.9	14.1
Unamortized debt financing costs	(25.5)	(27.1)
Total debt and finance lease liabilities	$2,677.4	$2,675.8
Current maturities of long-term debt and finance lease liabilities	320.5	20.7
Total long-term debt and finance lease liabilities	$2,356.9	$2,655.1
Revolving Credit Facility. On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility (the "revolving credit facility"). The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were $116.4 million and zero for the three months ended September 30, 2020 and 2019, respectively.
Term Loan Facilities. The three-year term loan facility due August 17, 2021 and the five-year term loan facility due August 17, 2023 had interest rates per annum of 2.750% and 2.875%, respectively, as of September 30, 2020.
Unamortized Debt Financing Costs. As of September 30, 2020 and June 30, 2020, gross debt issuance costs related to debt instruments were $45.0 million. Accumulated amortization was $19.5 million and $17.9 million as of September 30, 2020 and June 30, 2020, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded to interest expense on the Consolidated Statements of Operations.
Note 11. Income Taxes
Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2020 and 2019 was 31.4% and 24.6%, respectively. The effective tax rate for the three months ended September 30, 2020 was impacted primarily by $4.1 million of tax expense from prior year true-up of income taxes payable, $2.4 million tax expense from officer's compensation limitation, and $2.0 million of tax expense from recording valuation allowances on foreign net operating losses and U.S. foreign tax credits offset by $2.2 million tax benefit from tax law changes including the High Tax Exception promulgated under the U.S. Global Intangible Low-Taxed Income ("GILTI") final regulations and $1.4 million benefit from foreign tax credits derived from tax planning initiatives undertaken during fiscal 2020. The effective tax rate for the three months ended September 30, 2019 was impacted by a $1.2 million benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act"). The effective tax rate increase from fiscal 2020 to fiscal 2021 is also impacted by the mix of earnings by jurisdiction.

Valuation Allowances. The Company had valuation allowances of $7.7 million and $5.7 million as of September 30, 2020 and June 30, 2020, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets.
During the three months ended September 30, 2020, the valuation allowance balance increase of $2.0 million is related to the expectation that more likely than not the Company will be unable to utilize certain U.S. foreign tax credits and tax losses in various foreign jurisdictions.
Unrecognized Income Tax Benefits. As of September 30, 2020 and June 30, 2020, the Company had unrecognized income tax benefits of $25.2 million and $24.8 million, respectively. Of these amounts, $8.6 million and $8.1 million, respectively, would have a net impact on the effective tax rate if recognized. During the three months ended September 30, 2020, the Company increased its unrecognized income tax benefits related to current tax positions by $0.2 million and its prior period tax positions by $0.2 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained. Based on the expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will change within the next twelve months. The associated net tax impact on the effective tax rate is estimated to be a $1.6 million tax benefit.

Deferred Taxes on Unremitted Foreign Earnings. During the three months ended March 31, 2020, the Company removed its assertion that foreign earnings are indefinitely reinvested, making foreign earnings available for repatriation as necessary. For fiscal 2020, the Company recognized $3.7 million of withholding tax on foreign earnings after the Company decided to no longer indefinitely reinvest these earnings. In addition, earlier in fiscal 2020 a reduction of $1.2 million was recorded for an accrual for foreign withholding taxes originally recorded as a result of the Tax Reform Act.
For the three months ended September 30, 2020, the Company recognized $0.4 million of withholding taxes as a result of foreign earnings no longer being indefinitely reinvested.
Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act is aimed at providing emergency relief and health care for individuals and businesses affected by the COVID-19 pandemic. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferral of the employer portion of social security payments, expanded net operating loss application, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company has completed its assessment of the impact of the legislation, and there is no significant impact to the consolidated financial statements.
Note 12. Commitments and Contingencies
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
Settled MDL Lawsuits
•Authenticom, Inc. ("Authenticom") brought a suit against CDK Global, LLC and Reynolds. Authenticom’s suit was originally filed on May 1, 2017, in the U.S. District Court for the Western District of Wisconsin. Defendants’ motions to dismiss were granted in part, and denied in part. Defendants filed answers to Authenticom’s complaint and asserted counterclaims against Authenticom on June 30, 2018; Authenticom filed motions to dismiss those counterclaims. Authenticom's motion to dismiss CDK Global, LLC’s counterclaims were granted in part and denied in part; its motion to dismiss one of Reynolds’s counterclaims was granted. On February 15, 2019, Authenticom filed an answer to both defendants’ counterclaims. On October 20, 2020, CDK Global, LLC and Authenticom entered into a settlement agreement that resulted in a dismissal of all claims brought by Authenticom in the MDL, and CDK Global, LLC making a one-time cash payment to Authenticom.
•i3 Brands, Inc. and PartProtection LLC (“i3 Brands”) brought suit against CDK Global, LLC and Reynolds. i3 Brands' suit was originally filed on February 4, 2019, in the U.S. District Court for the Southern District of California; it was subsequently transferred to the U.S. District Court for the Northern District of Illinois and consolidated as part of the MDL. On April 1, 2019, Reynolds filed a motion to dismiss i3 Brands’ suit in favor of arbitration, or in the alternative, for failure to state a claim, and CDK Global, LLC filed a motion to stay this case pending the outcome of the proposed arbitration proceedings between Reynolds and i3 Brands, or in the alternative, to dismiss certain of its claims for failure to state a claim. On March 4, 2020, CDK Global, LLC and i3 Brands entered into a settlement agreement that resulted in a dismissal of all claims brought by i3 Brands against CDK in the MDL, and CDK Global, LLC agreeing to a release of i3 Brands and an agreement to abandon all claims against i3 Brands
•Motor Vehicle Software Corporation (“MVSC”) brought a suit against the CDK Global, LLC (after initially naming the Company), Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed on February 3, 2017, in the U.S. District Court for the Central District of California. Defendants’ motions to dismiss MVSC’s second amended complaint were denied, and the defendants answered MVSC’s complaint on November 7, 2018. On October 10, 2019, CDK Global, LLC and MVSC entered into a settlement agreement that resulted in a dismissal of all claims brought by MVSC in the MDL, and CDK Global, LLC making a one-time cash payment to MVSC.
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
The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company’s settlement with Authenticom, i3 Brands, MVSC, and Cox and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. In the fourth quarter of fiscal 2019, the Company initially recorded a litigation provision of $90 million and has continued to re-assess the liability in each subsequent quarter. In the first quarter of fiscal 2021, the Company's reassessment of its litigation liability resulted in an increase of $12 million. As of September 30, 2020, the litigation liability, including the amount of the settlement, was $69 million. This estimated loss is based upon currently available information and represents the Company’s best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) discovery is ongoing and significant factual issues remain to be resolved; (iii) expert discovery with respect to, among other things, alleged antitrust injury and damages is not sufficiently advanced; (iv) the absence of productive settlement discussions to date with plaintiffs other than Authenticom, i3 Brands, MVSC, and Cox; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company’s estimate does not incorporate or reflect the potential value of the Company’s counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
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
The Company has provided approximately $27.8 million of guarantees as of September 30, 2020 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $2.3 million in letters of credit outstanding as of September 30, 2020 primarily in connection with insurance programs and its foreign subsidiaries.
Note 13. Financial Data by Segment
The Company is organized into two main operating groups, CDK North America and CDK International, which are also reportable segments. The Company's previously reported Advertising North America segment has been classified as discontinued operations for all periods presented. Discontinued operations also includes the Company's mobile advertising and website services businesses, the results of which were previously reported in the CDKNA segment. Additional information on discontinued operations is contained in Note 4, Discontinued Operations.
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
Revenues by category by segment were as follows:

	Three Months Ended
	September 30,
	2020	2019
CDKNA
Subscription	$323.9	$332.4
On-site license and installation	1.7	2.1
Transaction	43.9	42.7
Other	44.2	40.5
Total CDKNA	413.7	417.7
CDKI
Subscription (1)	67.4	63.3
On-site license and installation (1)	8.0	8.9
Other	4.5	4.7
Total CDKI	79.9	76.9
Total	$493.6	$494.6
(1) During the fourth quarter of fiscal 2020, the Company determined that certain revenue in the CDKI segment categorized as Subscription should be reported as On-site license and installation. As a result, for the three months ended September 30, 2019, the Company reclassified $4.4 million of revenue to conform to the current year presentation. The Company believes this reclassification is not material. The reclassification did not impact the Consolidated Statements of Operations.
Earnings (loss) before income taxes by segment were as follows:

	Three Months Ended
	September 30,
	2020	2019
CDKNA	$139.9	$144.2
CDKI	17.3	15.2
Other	(73.0)	(55.4)
Total earnings before income taxes	$84.2	$104.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, may be forward-looking statements. These statements may be identified by the use of forward-looking words such as
“expect,” “anticipate,” “may,” “could,” “plan,” “estimate” or similar terminology. These statements are based on management's expectations and assumptions as of the date of this filing and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to: our expectations regarding the potential impacts on our business of the outbreak of the COVID-19 pandemic; our success in obtaining, retaining, and selling additional services to customers; the pricing of our products and services; overall market and economic conditions, including interest rate and foreign currency trends, and technology trends; adverse global economic conditions and credit markets and volatility in the countries in which we do business; auto sales and related industry changes; competitive conditions; changes in regulation (including new regulations that restrict the manner and extent to which we can control access to our DMS and other software applications and limit what, if anything, we may charge for integration with those applications); changes in technology, security breaches, interruptions, failures, and other errors involving our systems; availability of skilled technical employees/labor/personnel; the impact of new acquisitions and divestitures; employment and wage levels; availability of capital for the payment of debt service obligations or dividends or the repurchase of shares; any changes to our credit rating and the impact of such changes on our financing costs, rates, terms, debt service obligations, and access to capital market and working capital needs; the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates; the onset of or developments in litigation involving contract, intellectual property, competition, stockholder, and other matters, and governmental investigations; and the ability of our significant stockholders and their affiliates to significantly influence our decisions, or cause us to incur significant costs.

There may be other factors that may cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in Part I, Item 1A of our Form 10-K, filed on August 6, 2020, under the heading “Risk Factors,” which are incorporated herein by reference. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect new information or future events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of our most recent Form 10-K. As used herein, "CDK Global," "CDK," the "Company," "we," "our," and similar terms include CDK Global, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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
The Digital Marketing Business is presented as discontinued operations. Refer to Form 10-Q, Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 4, Discontinued Operations" for more information.
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

CDK International. Through our CDKI segment, we provide automotive retailers with core DMS solutions and we offer automotive retailers and OEMs a variety of professional services, custom programming, consulting, implementation and training solutions, as well as a full range of customer support solutions in approximately 100 countries outside of the United States ("U.S.") and Canada. The solutions that we provide in this segment allow our customers to streamline their business operations and enhance their financial performance in their local marketplace, and in some cases where we deal directly with OEMs, across international borders. Customers of this segment include automotive retail dealers and OEMs across Europe, the Middle East, Asia, Africa, and Latin America.
Impacts of COVID-19. As the COVID-19 pandemic spread at scale in Europe and the U.S., by mid-March we began to see a significant shift in automotive retail, and the operations of our dealer customers in particular, stemming from travel bans and restrictions, quarantines, shelter-in-place orders and related business shutdowns. The full extent and timing of the impact of the COVID-19 pandemic on our business is currently unknown. Our business remains fully operational with modifications to accommodate employee and customer safety considerations, including limitations on travel, a migration of many employees to work-from-home status, increased virtual delivery of certain services, and other modifications. We have observed that other companies, including our customers and vendors, are taking precautionary and preemptive actions to address the COVID-19 pandemic and companies may take further actions that alter their normal business operations. We continue to actively monitor the situation and may take further actions in response to guidance from federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.
During the first quarter of fiscal 2021, we have navigated the crisis while maintaining the health of our core business.To support our customers in this difficult period, we have offered financial and other assistance and added product benefits to reflect today’s environment, while continuing to provide the high level of customer service they expect and rely on. We have gained momentum in delivering on our mission to accelerate the business, including progress made in sales and installations, together with a strong rebound in our transactions volumes. When coupled with our focus on being dealer-centric, we’ve been able to improve customer sentiment, resulting in lower losses and growing sites. Overall, we are well positioned for further growth opportunities through the rebound of our business following the impact of the COVID-19 pandemic on revenue, our investments, expense actions and resulting earnings growth.

In response to the economic uncertainty engendered by the ongoing COVID-19 pandemic, we have taken steps to preserve cash and improve our liquidity position. We are reducing costs and eliminating discretionary spending where possible while continuing to serve our customers’ needs. We have also amended our revolving credit facility and term loans to increase the maximum allowable leverage ratio through the first quarter of 2022 in order to provide us with access to additional borrowing capacity. In addition, we reviewed our plans for foreign cash balances and, based on the increase in uncertainty and higher expected U.S. cash needs associated with the pandemic, we have removed our assertion that foreign earnings are indefinitely reinvested, making these earnings available for repatriation as necessary. At this time, it is not clear to what extent or over what length of time the COVID-19 pandemic will impact our financial results. We continue to monitor cash flow and liquidity and will take further steps as necessary depending on the duration and severity of the COVID-19 pandemic crisis and its impact on our cash flows.
Business Process Modernization Program. As of July 1, 2019, we initiated a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We estimate the investment to implement this holistic business reform, including the design and implementation of a new enterprise resource planning ("ERP") system, will require approximately $30.0 million over a three-year time horizon.
CDKI Restructuring. On May 2, 2020, we adopted a plan to restructure the CDKI segment to reduce costs and improve margins. We expect to incur costs related to one-time employee termination benefits up to $25.0 million. We have incurred costs of $8.7 million during the first quarter of fiscal 2021, additional charges related to these actions are expected to be incurred through early fiscal 2021.
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
In our CDKNA segment, we have the following sources of revenue:
Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:
•DMS and layered applications, which may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;
•Interrelated services such as installation, initial training, and data updates; and

•Prior to the adoption of ASC 842, subscription revenue included technology solutions in which hardware was provided on a service basis. This revenue was previously classified as subscription revenue because, under lease accounting guidance in effect prior to ASC 842, substitution rights were considered substantive. We recognize certain hardware-as-a-service ("HaaS") arrangements in subscription revenue under legacy guidance until they convert to current guidance.
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
Dealer Management System Customer Sites (end of period). We track the number of retail customer sites that have an active DMS and sell vehicles in automotive and adjacent markets as an indicator of our opportunity set for generating subscription revenue. We consider a DMS to be active if we have billed a subscription fee for that solution during the last billing cycle in the most recently ended calendar month. Adjacent markets include heavy truck dealerships that provide vehicles to the over-the-road trucking industry, recreation dealerships in the motorcycle, powersports, marine, and recreational vehicle industries, and heavy equipment dealerships in the agriculture and construction equipment industries.
Average Revenue Per DMS Customer Site (monthly average for period). Average revenue per DMS customer site is an indicator of the scope of adoption of our solutions by DMS customers. We monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current customer base through upgrading and expanding solutions. We calculate average revenue per DMS customer site by dividing subscription revenue generated from our solutions in an applicable period by the monthly average number of DMS customer sites in the same period, divided by three. The metric excludes subscription revenue generated from customers not included in our DMS customer site count and subscription revenue related to certain installation and training activities that is deferred then recognized as revenue over the life of the contract. Revenue underlying this metric is based on budgeted foreign exchange rates. When we discuss growth in average revenue per DMS customer site, revenue for the comparable prior period has been adjusted to reflect budgeted foreign exchange rates for the current period.

Results of Operations. The following is a discussion of the results of our consolidated operations for the three months ended September 30, 2020 and 2019. For a discussion of our operations by segment, see "Analysis of Reportable Segments" below.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Revenues	$493.6	$494.6	$(1.0)	—%
Cost of revenues	262.1	247.3	14.8	6%
Selling, general, and administrative expenses	112.2	107.9	4.3	4%
Restructuring expenses	8.7	—	8.7	n/m
Litigation provision	12.0	—	12.0	n/m
Total expenses	395.0	355.2	39.8	11%
Operating earnings	98.6	139.4	(40.8)	(29)%
Interest expense	(34.7)	(37.7)	3.0	(8)%
Loss from equity method investment	(3.4)	—	(3.4)	—%
Other income, net	23.7	2.3	21.4	n/m
Earnings before income taxes	84.2	104.0	(19.8)	(19)%
Margin %	17.1%	21.0%
Provision for income taxes	(26.4)	(25.6)	(0.8)	3%
Effective tax rate	31.4%	24.6%
Net earnings from continuing operations	57.8	78.4	(20.6)	(26)%
Net earnings from discontinued operations	0.2	5.7	(5.5)	(96)%
Net earnings	58.0	84.1	(26.1)	(31)%
Less: net earnings attributable to noncontrolling interest	2.3	2.1	0.2	10%
Net earnings attributable to CDK	$55.7	$82.0	$(26.3)	(32)%
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenues. Revenues for the three months ended September 30, 2020 decreased by $1.0 million compared to the three months ended September 30, 2019. CDKNA segment revenues decreased by $4.0 million and CDKI segment revenues increased by $3.0 million. See the discussion below for drivers of each segment's revenue variance. The impact of foreign exchange rates on revenues was an increase of $2.1 million. The foreign exchange rate impact was primarily due to the strength of the U.S. dollar against the Euro, British pound, South African rand, and Danish krone.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2020 increased by $14.8 million compared to the three months ended September 30, 2019. The constant currency impact of foreign exchange rates on cost of revenues was an increase of $1.2 million. Cost of revenues increased due to the recognition of costs related to a transition services agreement in connection with the sale of the Digital Marketing Business, higher costs relating to investments in strategic growth initiatives, hhigher stock compensation expense driven by the achievement of financial performance metrics associated with performance-based restricted stock units and an increase in restricted stock unit grants, and an increase in depreciation and amortization resulted from capitalized software additions. These increases were partially offset by lower transaction and integration related costs, and lower travel expenses as a result of the COVID-19 pandemic. Cost of revenues includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $26.0 million and $22.1 million for the three months ended September 30, 2020 and 2019, respectively, representing 5.3% and 4.5% of revenues, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2020 increased by $4.3 million compared to the three months ended September 30, 2019. The constant currency impact of foreign exchange rates on selling, general and administrative expenses was an increase of $0.5 million. Selling, general and administrative expenses increased due to higher stock compensation expense driven by the achievement of financial performance metrics associated with performance-based restricted stock units and an increase in restricted stock unit grants, and higher transaction and integration related costs; partially offset by lower travel expenses as a result of the COVID-19 pandemic.

Restructuring Expenses. Restructuring expenses for the three months ended September 30, 2020 increased by $8.7 million as compared to the three months ended September 30, 2019 related to our restructuring plan for the CDKI segment.
Litigation Provision. In the first quarter of fiscal 2021, our reassessment of the litigation liability resulted in an increase of $12 million. Additional information on litigation provision is contained in Item 8 of Part II, "Financial Statements and Supplementary Data - Note 12 - Commitments and Contingencies."
Interest Expense. Interest expense for the three months ended September 30, 2020 decreased by $3.0 million as compared to the three months ended September 30, 2019 largely due to lower average debt levels in the first quarter of fiscal 2021 compared to fiscal 2020 largely attributable to the payoff of the $250 million 3.30% senior notes in the second quarter of fiscal 2020.
Loss from Equity Method Investment. We recorded a loss from the equity earnings of Ansira, an equity-method investment.
Other Income, net. Other income, net for the three months ended September 30, 2020 increased by $21.4 million as compared to the three months ended September 30, 2019 due largely to the recognition of income related to a transition services agreement in connection with the sale of the Digital Marketing Business.
Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2020 and 2019 was 31.4% and 24.6%, respectively. The effective tax rate for the three months ended September 30, 2020 was impacted primarily by $4.1 million of tax expense from a prior year true up of income taxes payable, $2.4 million tax expense from officer's compensation limitation, and $2.0 million of tax expense from recording valuation allowances on foreign net operating losses and U.S. foreign tax credits offset by $2.2 million tax benefit from tax law changes including the High Tax Exception promulgated under the U.S. Global Intangible Low-Taxed Income ("GILTI") final regulations and $1.4 million benefit from foreign tax credits derived from tax planning initiatives undertaken during fiscal 2020. The effective tax rate for the three months ended September 30, 2019 was impacted by a $1.2 million benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act. The effective tax rate increase from fiscal 2020 to fiscal 2021 is also impacted by the mix of earnings by jurisdiction.
Net Earnings from Discontinued Operations. Net earnings from discontinued operations reflect the results of the Digital Marketing Business. The Digital Marketing Business generated higher earnings in fiscal 2020 as it was included as part of our business until the completion of the sale on April 21, 2020. Refer to Note 4 Discontinued operations for additional information.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended September 30, 2020 decreased $26.3 million as compared to the three months ended September 30, 2019. The decrease in Net earnings attributable to CDK was primarily due to the factors previously discussed.
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

We use adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, adjusted EBITDA and adjusted EBITDA margin internally to evaluate our performance on a consistent basis because the measures adjust for the impact of certain items that we believe do not directly reflect our underlying operations. By adjusting for these items, we believe we have more precise inputs for use as factors in (i) our budgeting process, (ii) financial and operational decisions, (iii) evaluations of ongoing segment and overall operating performance on a consistent period-to-period basis and relative to our competitors, (iv) target leverage calculations, and (v) incentive-based compensation decisions.
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
We review revenues and adjusted earnings before income taxes on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollars using the average monthly exchange rates for the comparable prior period. As such, constant currency results neutralize the effects of foreign currency.
We incorporated additional adjustments in our calculations of non-GAAP financial measures where management has deemed it appropriate to better reflect our underlying operations. These adjustments are inconsistent in amount and frequency and do not directly reflect our underlying operations. Therefore, management believes that excluding such information provides us with a better understanding of our ongoing operating performance across periods. Prior period information has been revised to conform to the new presentation.

Consolidated Non-GAAP Results. The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenues, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Revenues (1)	$493.6	$494.6	$(1.0)	—%
Impact of exchange rates	(2.1)	—	(2.1)
Constant currency revenues	$491.5	$494.6	$(3.1)	(1)%

Earnings before income taxes (1)	$84.2	$104.0	$(19.8)	(19)%
Margin %	17.1%	21.0%
Total stock-based compensation (1) (2)	13.1	2.9	10.2
Amortization of acquired intangible assets (1) (3)	4.2	4.0	0.2
Transaction and integration-related costs (1) (4)	7.1	8.5	(1.4)
Legal and other expenses related to regulatory and competition matters (5)	14.0	7.4	6.6
Business process modernization program (6)	2.9	4.3	(1.4)
Restructuring expenses (1) (7)	8.7	—	8.7
Officer transition expense (8)	1.1	—	1.1
Net adjustments related to loss from equity method investment (9)	3.0	—	3.0
Adjusted earnings before income taxes	$138.3	$131.1	$7.2	5%
Adjusted margin %	28.0%	26.5%
Impact of exchange rates	0.2	—	0.2
Constant currency adjusted earnings before income taxes	$138.5	$131.1	$7.4	6%

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Provision for income taxes (1)	$26.4	$25.6	$0.8	3%
Effective tax rate	31.4%	24.6%
Income tax effect of pre-tax adjustments (10)	9.5	6.0	3.5
Impact of U.S. tax reform (11)	—	1.2	(1.2)
Adjusted provision for income taxes (1)	$35.9	$32.8	$3.1	9%
Adjusted effective tax rate	26.0%	25.0%

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Net earnings	$58.0	$84.1	$(26.1)	(31)%
Less: net earnings attributable to noncontrolling interest	2.3	2.1
Net earnings attributable to CDK	$55.7	$82.0	$(26.3)	(32)%
Net earnings from discontinued operations (12)	(0.2)	(5.7)	5.5
Total stock-based compensation (1) (2)	13.1	2.9	10.2
Amortization of acquired intangible assets (1) (3) (13)	4.1	3.9	0.2
Transaction and integration-related costs (1) (4)	7.1	8.5	(1.4)
Legal and other expenses related to regulatory and competition matters(5)	14.0	7.4	6.6
Business process modernization program (6)	2.9	4.3	(1.4)
Restructuring expenses (1) (7)	8.7	—	8.7
Officer transition expense (8)	1.1	—	1.1
Net adjustments related to loss from equity method investment(9)	3.0	—	3.0
Income tax effect of pre-tax adjustments (10)	(9.5)	(6.0)	(3.5)
Impact of U.S tax reform (11)	—	(1.2)	1.2
Adjusted net earnings attributable to CDK (1)	$100.0	$96.1	$3.9	4%

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Diluted earnings attributable to CDK per share	$0.46	$0.67	$(0.21)	(31)%
Net earnings from discontinued operations (12)	—	(0.05)	0.05
Total stock-based compensation (1) (2)	0.11	0.03	0.08
Amortization of acquired intangible assets (1) (3) (13)	0.03	0.03	—
Transaction and integration-related costs (1) (4)	0.06	0.07	(0.01)
Legal and other expenses related to regulatory and competition matters (5)	0.12	0.06	0.06
Business process modernization program (6)	0.02	0.04	(0.02)
Restructuring expenses (1) (7)	0.07	—	0.07
Officer transition expense (8)	0.01	—	0.01
Net adjustments related to loss from equity method investment (9)	0.02	—	0.02
Income tax effect of pre-tax adjustments (10)	(0.08)	(0.05)	(0.03)
Impact of U.S tax reform (11)	—	(0.01)	0.01
Adjusted diluted earnings attributable to CDK per share (1)	$0.82	$0.79	$0.03	4%

Weighted-average common shares outstanding:
Diluted	122.3	122.0
(1) Excludes amounts attributable to discontinued operations.
(2) Total stock-based compensation expense included in cost of revenues and selling, general and administrative expenses.
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
(4) Transaction and integration-related costs include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, included in cost of revenues and selling, general and administrative expenses.
(5) Legal and other expenses, related to regulatory and competition matters included in selling, general and administrative expenses and litigation provision.
(6) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The investment to implement this holistic business reform, including the design and implementation of a new ERP system, which began in the first quarter of fiscal 2020, will be completed over a three-year time horizon. The expense is included in cost of revenues and selling, general and administrative expenses.
(7) Restructuring expense relates to the restructuring plan for the CDKI segment, which was adopted by the Company on May 2, 2020.
(8) Officer transition expense includes severance expense in connection with officer departures included in cost of revenues and selling, general and administrative expenses.

(9) Net adjustments related to loss from equity method investment includes certain portions of Ansira earnings attributable to the equity interest owned by CDK included in loss from equity method investment.
(10) Income tax effect of pre-tax adjustments calculated at applicable statutory rates net of applicable permanent differences.
(11) In fiscal 2020. a one-time tax benefit of $1.2 million for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act.
(12) Net earnings from discontinued operations associated with our divestiture of the Digital Marketing Business, which closed on April 21, 2020.
(13) The portion of expense related to noncontrolling interest of $0.1 million and $0.1 million has been removed from amortization of acquired intangible assets during the three months ended September 30, 2020 and 2019, respectively.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended September 30, 2020 increased $7.2 million as compared to the three months ended September 30, 2019. Adjusted margin increased from 26.5% to 28.0%. The constant currency impact of foreign exchange rates on adjusted earnings before income taxes was a decrease of $0.2 million. Adjusted earnings before income taxes were favorably impacted by growth in the core business and a decrease in interest expense partially offset by impacts of the COVID-19 pandemic, higher investments in strategic growth initiatives, and an increase in depreciation and amortization resulting from capitalized software.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended September 30, 2020 was 26.0% as compared to 25.0% for the three months ended September 30, 2019. The adjusted effective tax rate for the three months ended September 30, 2020 was impacted primarily by $4.1 million of tax expense from prior year true-up of income taxes payable and $2.0 million of tax expense from recording valuation allowances on foreign net operating losses and U.S. foreign tax credits offset by $2.2 million tax benefit from tax law changes including the High Tax Exception promulgated under the U.S. Global Intangible Low-Taxed Income ("GILTI") final regulations and $1.4 million benefit from foreign tax credits derived from tax planning initiatives undertaken during fiscal 2020. The effective tax rate increase from fiscal 2020 to fiscal 2021 is also impacted by the mix of earnings by jurisdiction.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended September 30, 2020 increased $3.9 million as compared to the three months ended September 30, 2019. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Net earnings attributable to CDK	$55.7	$82.0	$(26.3)	(32)%
Margin %	11.3%	16.6%
Net earnings attributable to noncontrolling interest (1)	2.3	2.1	0.2
Net earnings from discontinued operations (2)	(0.2)	(5.7)	5.5
Provision for income taxes (3) (4)	26.4	25.6	0.8
Interest expense (5)	34.7	37.7	(3.0)
Depreciation and amortization (3) (6)	24.9	23.5	1.4
Total stock-based compensation (3) (7)	13.1	2.9	10.2
Transaction and integration-related costs (3) (8)	7.1	8.5	(1.4)
Legal and other expenses related to regulatory and competition matters (9)	14.0	7.4	6.6
Business process modernization program (10)	2.9	4.3	(1.4)
Restructuring expenses (3) (11)	8.7	—	8.7
Officer transition expense (12)	1.1	—	1.1
Net adjustments related to loss from equity method investment(13)	4.5	—	4.5
Adjusted EBITDA	$195.2	$188.3	$6.9	4%
Adjusted margin %	39.5%	38.1%

(1) Net earnings attributable to noncontrolling interest included in the financial statements.
(2) Net earnings from discontinued operations associated with our divestiture of the Digital Marketing Business, which closed on April 21, 2020, included in the financial statements.
(3) Excludes amounts attributable to discontinued operations.
(4) Provision for income taxes included in the financial statements.
(5) Interest expense included in the financial statements.
(6) Depreciation and amortization expense included in the financial statements.
(7) Total stock-based compensation expense included in cost of revenues and selling, general and administrative expenses.
(8) Transaction and integration-related costs include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, included in cost of revenues and selling, general and administrative expenses.
(9) Legal and other expenses, related to regulatory and competition matters included in selling, general and administrative expenses and litigation provision.
(10) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The investment to implement this holistic business reform, including the design and implementation of a new ERP system, which began in the first quarter of fiscal 2020, will be completed over a three-year time horizon. The expense is included in cost of revenues and selling, general and administrative expenses.
(11) Restructuring expense relates to the restructuring plan for the CDKI segment, which was adopted by the Company on May 2, 2020.
(12) Officer transition expense includes severance expense in connection with officer departures included in cost of revenues and selling, general and administrative expenses.
(13) Net adjustments related to loss from equity method investment includes certain portions of Ansira earnings attributable to the equity interest owned by CDK included in loss from equity method investment.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2020 increased $6.9 million compared to the three months ended September 30, 2019. Adjusted margin increased from 38.1% to 39.5%. Adjusted EBITDA was favorably impacted by growth in the core business, improved margins driven by restructuring actions, and lower travel expenses as a result of the COVID-19 pandemic, partially offset by the impacts of the COVID-19 pandemic, and higher investments in strategic growth initiatives.
Analysis of Reportable Segments
The Digital Marketing Business is presented as discontinued operations. Refer to Form 10-Q, Item 1 of Part I, "Notes to the Consolidated Financial Statements, Note 4, Discontinued Operations" for more information.
The following is a discussion of the results of our operations by reportable segment for the three months ended September 30, 2020 and 2019.
CDK North America Segment. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKNA segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Revenues	$413.7	$417.7	$(4.0)	(1)%
Impact of exchange rates	0.2	—	0.2
Constant currency revenues	$413.9	$417.7	$(3.8)	(1)%

Earnings before income taxes	$139.9	$144.2	$(4.3)	(3)%
Margin %	33.8%	34.5%
Amortization of acquired intangible assets	4.0	3.9	0.1
Transaction and integration-related costs	—	7.9	(7.9)
Legal and regulatory expenses related to competition matters	14.0	7.4	6.6
Business process modernization program	2.9	4.3	(1.4)
Adjusted earnings before income taxes	$160.8	$167.7	$(6.9)	(4)%
Adjusted Margin %	38.9%	40.1%
Impact of exchange rates	0.1	—	0.1
Constant currency adjusted earnings before income taxes	$160.9	$167.7	$(6.8)	(4)%
The table below presents revenue disaggregation for the CDKNA segment for the three months ended September 30, 2020 and for the three months ended September 30, 2019.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Subscription	$323.9	$332.4	$(8.5)	(3)%
On-site license and installation	1.7	2.1	(0.4)	(19)%
Transaction	43.9	42.7	1.2	3%
Other	44.2	40.5	3.7	9%
Revenues	$413.7	$417.7	$(4.0)	(1)%
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenues. CDKNA revenues decreased by $4.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and includes an unfavorable currency impact of $0.2 million.
Subscription revenues decreased due to the impacts of the COVID-19 pandemic and a one-time revenue adjustment in our adjacency business, partially offset by an increase in average revenue per DMS customer site primarily due to pricing, and an increase in sites from 14,732 sites as of September 30, 2019 to 14,770 sites as of September 30, 2020. Transaction revenues increased due to higher volume of vehicle registration. Other revenue increased primarily due to higher hardware revenue.
Earnings before Income Taxes. CDKNA earnings before income taxes decreased by $4.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and includes an unfavorable currency impact of $0.1 million. Margin decreased from 34.5% to 33.8%.
CDKNA earnings before income taxes for the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019 primarily due to the net decrease in revenue, higher costs related to investments in strategic growth initiatives and an increase in the litigation provision. The unfavorable effects of these items were partially offset by lower travel expenses as a result of the COVID-19 pandemic and a decrease in transaction and integration related costs.

CDK International Segment. The table below presents the reconciliation of revenues to constant currency revenues and earnings before income taxes to constant currency adjusted earnings before income taxes for the CDKI segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Revenues	$79.9	$76.9	$3.0	4%
Impact of exchange rates	(2.3)	—	(2.3)
Constant currency revenues	$77.6	$76.9	$0.7	1%

Earnings before income taxes	$17.3	$15.2	$2.1	14%
Margin %	21.7%	19.8%
Amortization of acquired intangible assets	0.2	0.1	0.1
Restructuring expenses	8.7	—	8.7
Adjusted earnings before income taxes	26.2	15.3	10.9	71%
Adjusted Margin %	32.8%	19.9%
Impact of exchange rates	0.1	—	0.1
Constant currency adjusted earnings before income taxes	$26.3	$15.3	$11.0	72%
The table below presents revenue disaggregation for the CDKI segment for the three months ended September 30, 2020 and for the three months ended September 30, 2019.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Subscription (1)	$67.4	$63.3	$4.1	6%
On-site license and installation (1)	8.0	8.9	(0.9)	(10)%
Other	4.5	4.7	(0.2)	(4)%
Revenues	$79.9	$76.9	$3.0	4%
(1) During the fourth quarter of fiscal 2020, we determined that certain revenue in the CDKI segment categorized as Subscription should be reported as On-site license and installation. As a result, for the three months ended September 30, 2019, we reclassified $4.4 million of revenue to conform to the current year presentation. We believes this reclassification is not material. The reclassification did not impact the Consolidated Statements of Operations.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenues. CDKI revenues increased by $3.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. CDKI revenues were impacted by the strength of the U.S. dollar against the Euro, British pound, South African rand, and Danish krone, which contributed to an increase of $2.3 million, or 3.0 percentage points.
CDKI's growth in revenues on a constant currency basis was primarily due to increased average revenue per customer site resulted from incremental subscription revenues despite a decrease in DMS customer site count from 12,973 sites as of September 30, 2019 to 12,298 sites as of September 30, 2020. This increase was offset by the onsite license and installation revenue decrease primarily driven by a lower demand for additional licenses and the continuing change in product mix from onsite to SaaS. Other revenue also decreased through lower customization revenues.
Earnings before Income Taxes. CDKI earnings before income taxes increased $2.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and margin increased from 19.8% to 21.7%. The impact of foreign exchanges rates on earnings before income taxes was a decrease of $0.1 million due to the strength of the strength of the U.S. dollar against the Euro, British pound, South African rand, and Danish krone.

CDKI earnings before income taxes on a constant currency basis increased primarily due to a net increase in revenues, improved margins driven by restructuring actions, and lower travel expenses as a result of the COVID-19 pandemic; partially offset by the net impact of one-time employee termination benefits that relate to our restructuring plan for the CDKI segment.
Other Segment. The table below presents the reconciliation of loss before income taxes to adjusted loss before income taxes for the Other segment. Refer to the footnotes in "Consolidated Non-GAAP Results" for additional information on the adjustments presented below.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Loss before income taxes	$(73.0)	$(55.4)	$(17.6)	32%
Total stock-based compensation	13.1	2.9	10.2
Transaction and integration-related costs	7.1	0.6	6.5
Business process modernization program	—	—	—
Officer transition expense	1.1	—	1.1
Net adjustments related to loss from equity method investment	3.0	—	3.0
Adjusted loss before income taxes	$(48.7)	$(51.9)	$3.2	(6)%
Impact of exchange rates	—	—	—
Constant currency loss before income taxes	$(48.7)	$(51.9)	$3.2	(6)%
The primary components of the Other segment loss before income taxes are certain costs that are not allocated to our reportable segments, such as interest expense, stock-based compensation expense, and certain unallocated expenses.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Loss before Income Taxes. The Other segment loss before income taxes increased by $17.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The Other loss before income taxes was unfavorably impacted by higher stock compensation expense driven by the achievement of financial performance metrics associated with performance-based restricted stock units and an increase in restricted stock unit grants, higher transaction and Integration related costs, and loss on equity earnings of an equity method investment, partially offset by lower interest expense largely due to lower average debt levels during the first quarter of fiscal 2021.
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
As of September 30, 2020, cash and cash equivalents were $281.1 million, total CDK stockholders' deficit was $531.0 million, and total debt was $2,677.4 million, which is net of unamortized financing costs of $25.5 million. Working capital at September 30, 2020 was $232.3 million, as compared to $179.5 million as of June 30, 2020. Working capital as presented herein excludes current maturities of long-term debt and finance lease liabilities.
Our borrowings consist of two term loan facilities with an aggregate initial principal of $600.0 million, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.25% senior notes with a $500.0 million aggregate principal amount due in 2029. The interest rates for the 2024 notes increased to 5.00% from 4.50% effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, of which $20.0 million was drawn as of September 30, 2020.
The revolving credit facility, the three year term loan facility, and the five year term loan facility are together referred to as the "credit facilities." The credit facilities contain various covenants and restrictive provisions that limit our subsidiaries' ability to incur additional indebtedness, our ability to consolidate or merge with other entities, and our subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of our subsidiaries to pay dividends. If we fail to perform the obligations under these and other covenants, the revolving credit facility could be terminated and any outstanding borrowings, together with accrued interest, under the credit facilities could be declared immediately due and payable. The credit facilities also have, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness we may have in an aggregate principal amount in excess of $75.0 million.The credit facilities also contain financial covenants that provide that (i) the ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio") shall not exceed 3.75 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall be a minimum of 3.00 to 1.00.
On May 4, 2020, we entered into an amendment of our credit facilities that temporarily increased the maximum ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio”) in order to provide additional financial flexibility. Under the amendment, the Leverage Ratio may not exceed: (i) 4.75 to 1.00 for the quarters ended March 31, 2020 through March 31, 2021; and (ii) 4.25 to 1.00 for the quarters ending June 30, 2021 through September 30, 2021. During this period, if at any time the Leverage Ratio exceeds 4.25 to 1.00 or our senior unsecured credit rating is downgraded below BB+ by S&P and below Ba1 by Moody’s, we would be required to provide the creditor banks with a security interest over substantially all of its property to secure the loans and other obligations under the credit agreement and to provide subsidiary guarantees to the creditor banks. We agreed that interest on the credit facilities would be increased by 0.50% and commitment fees by 0.05% until the earlier of: (i) the delivery of our financial statements for the fiscal quarter ending December 31, 2021; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. We believe we are in compliance with our covenants as of September 30, 2020.
Our long-term credit ratings and senior unsecured debt ratings are Ba1 (Stable Outlook) with Moody's, and BB+ (Negative Outlook) with S&P, which are non-investment grade.
Of the $281.1 million of cash and cash equivalents held as of September 30, 2020, $226.6 million was held by our foreign subsidiaries. As of September 30, 2020, in conjunction with our assessment of the impact of the global emergence of COVID-19 on our business including the increase in uncertainty and higher expected U.S. cash needs associated with the pandemic, we removed the assertion that foreign earnings are indefinitely reinvested, making these and subsequent earnings available for repatriation as necessary.
Return of Capital Plan
Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of a return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through September 30, 2020. On May 4, 2020, we entered into amendments to our credit agreements that restrict us from making repurchases of our common stock in excess of $40.0 million in any fiscal year through the earlier of: (i) delivery of the financial statements for the fiscal quarter ending December 31, 2021, provided certain conditions are met; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. We do not anticipate making repurchases during the remainder of fiscal 2021. For fiscal 2021, we expect shareholder returns will consist solely of dividends with an aggregate value of approximately $73.0 million. Our top priorities for capital allocation will continue to be a thoughtful balance between: (i) organic investments that will continue to accelerate the growth and performance of the business; (ii) inorganic opportunities that are synergistic with our portfolio and would meaningfully provide additional profitable revenue and increased long-term value; and (iii) return of capital to shareholders, while targeting a leverage ratio, measured as financial debt, net of cash, divided by adjusted EBITDA, at a range of 2.5x to 3.0x net debt to adjusted EBITDA. Our leverage ratio of 3.2 net debt to adjusted EBITDA as of September 30, 2020, is currently in excess of our target leverage ratio. As a result, we do not anticipate any material share repurchases in fiscal 2021.
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
Dividends to Common Stockholders. The Board of Directors most recently declared a quarterly cash dividend of $0.15 per share payable on September 30, 2020 to shareholders of record at the close of business on September 1, 2020. We paid dividends of $18.2 million and $18.2 million during the three months ended September 30, 2020 and 2019, respectively.

Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019, are summarized as follows:

	Three Months Ended
	September 30,
	2020	2019	$ Change
Cash provided by (used in):
Operating activities, continuing operations	$99.7	$64.4	$35.3
Operating activities, discontinued operations	—	7.8	(7.8)
Investing activities, continuing operations	(22.0)	(25.4)	3.4
Investing activities, discontinued operations	—	(2.5)	2.5
Financing activities, continuing operations	(23.1)	(33.9)	10.8
Financing activities, discontinued operations	—	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.6	(7.4)	16.0
Net change in cash, cash equivalents and restricted cash	$63.2	$3.0	$60.2
Net cash flows provided by operating activities from continuing operations increased by $35.3 million due to an increase of $42.6 million in net working capital components, primarily due to cash payments made for legal settlements in the prior year, timing of payments made to our vendors and tax authorities, and cash received from our customers in the normal course of business, partially offset by lower net earnings adjusted for non-cash charges.
Net cash flows provided by operating activities from discontinued operations decreased by $7.8 million due to the sale of the Digital Marketing Business during the fourth quarter of fiscal 2020
Net cash flows used in investing activities from continuing operations decreased by $3.4 million due to a decrease in short term investments, partially offset by an increase in capitalized software and capital expenditures.
Net cash flows used in financing activities decreased by $10.8 million primarily due to proceeds net of repayments from our revolving credit facility, lower payments related to acquisitions and noncontrolling owners; partially offset by lower stock option activity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020 for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported in the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting. As of July 1, 2020, the Company adopted ASC 326, CECL model for the measurement of credit losses on financial instruments. There were no significant changes to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) due to adoption of the new standard. During the three months ended September 30, 2020, there were no other significant changes to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 12, Commitments and Contingencies, of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the SEC on August 6, 2020. You should be aware that these risk factors and other information may not describe every risk facing our Company. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the "Risk Factors" section of our Form 10-K filed with the SEC.
We have customers in over 100 countries, where we are subject to country-specific risks that could negatively impact our business, results of operations, and financial condition.
During the three months ended September 30, 2020, we generated 20% of our revenues outside of the U.S., and we expect revenues from other countries to continue to represent a significant part of our total revenues in the future, and such revenues are likely to increase as a result of our efforts to expand our business in non-U.S. markets. Business and operations in individual countries are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, currency exchange controls, repatriation of earnings (as described below) and environmental, and employment laws. For example, the referendum vote held in the United Kingdom ("U.K.") on June 23, 2016 resulted in Brexit. Our results are subject to the uncertainties and instability in economic and market conditions caused by such vote, including uncertainty regarding the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory, and labor environments, especially in the U.K. and EU. Our results are also subject to the difficulties of coordinating our activities across the countries in which we are active. In addition, our operations in each country are vulnerable to changes in local socioeconomic conditions and monetary and fiscal policies, currency exchange rates, intellectual property protection disputes, the settlement of legal disputes through foreign legal systems, the collection of receivables through foreign legal systems, exposure to possible expropriation or other governmental actions, product preference and product requirements, difficulty to effectively establish and expand our business and operations in such markets, unsettled political conditions, possible terrorist attacks, acts of war, natural disasters, and pandemic disease. These and other factors relating to our international operations may have a material adverse effect on our business, results of operations, and financial condition.

Under the U.S. tax code, we may also be subject to additional taxation to the extent we repatriate earnings from our foreign operations to the U.S. In the event we require more capital in the U.S. than is generated by our U.S. operations to fund acquisitions or other activities and elect to repatriate earnings from foreign jurisdictions, our effective tax rate may be higher as a result.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
July 1 - 31, 2020	—	$—	—	$502,297,495
August 1 - 31, 2020	19,208	$46.67	—	$502,297,495
September 1 - 30, 2020	61,666	$44.87	—	$502,297,495
Total	80,874	$45.30	—
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

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-K	1-36486	10.15	8/6/2020
10.2	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-K	1-36486	10.22	8/6/2020
10.3	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-K	1-36486	10.27	8/6/2020
31.1	Certification by Brian Krzanich pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Joseph A. Tautges pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian Krzanich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Joseph A. Tautges pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document - The instance document does not appear in the interactive data file because its XBRL tags are embedded in the Inline XBRL document.					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X
104	The cover page from this Current Report on Form 10-Q, formatted as Inline XBRL.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK GLOBAL, INC.

Date:	November 2, 2020	/s/ Joseph A. Tautges
Joseph A. Tautges
Executive Vice President, Chief Financial Officer (principal financial officer)

Date:	November 2, 2020	/s/ Jennifer A. Williams
Jennifer A. Williams
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)