Form 10-Q
period 2020-12-31
CDK Global, Inc.
filed 2021-02-09
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of January 29, 2021 was 121,755,823.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue	$406.3	$418.2	$820.0	$835.9

Expenses:
Cost of revenue	207.7	193.1	432.4	400.1
Selling, general and administrative expenses	85.0	90.9	173.6	177.5
Litigation provision	—	—	12.0	—
Total expenses	292.7	284.0	618.0	577.6
Operating earnings	113.6	134.2	202.0	258.3

Interest expense	(34.3)	(36.2)	(69.0)	(73.9)
Loss from equity method investment	(1.8)	—	(5.2)	—
Other income, net	4.0	2.5	28.7	4.4

Earnings before income taxes	81.5	100.5	156.5	188.8

Provision for income taxes	(22.7)	(40.4)	(49.7)	(63.8)

Net earnings from continuing operations	58.8	60.1	106.8	125.0
Net earnings (loss) from discontinued operations	11.3	(36.0)	21.3	(16.8)
Net earnings	70.1	24.1	128.1	108.2
Less: net earnings attributable to noncontrolling interest	1.8	1.8	4.1	3.9
Net earnings attributable to CDK	$68.3	$22.3	$124.0	$104.3

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.47	$0.48	$0.85	$1.00
Discontinued operations	0.09	(0.30)	0.17	(0.14)
Total net earnings attributable to CDK per share - basic	$0.56	$0.18	$1.02	$0.86

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.47	$0.47	$0.84	$0.99
Discontinued operations	0.09	(0.29)	0.17	(0.14)
Total net earnings attributable to CDK per share - diluted	$0.56	$0.18	$1.01	$0.85

Weighted-average common shares outstanding:
Basic	121.9	121.6	121.8	121.5
Diluted	122.6	122.1	122.3	122.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net earnings	$70.1	$24.1	$128.1	$108.2
Total other comprehensive income
Currency translation adjustments	33.2	32.0	60.4	12.1
Total other comprehensive income	33.2	32.0	60.4	12.1
Comprehensive income	103.3	56.1	188.5	120.3
Less: comprehensive income attributable to noncontrolling interest	1.8	1.8	4.1	3.9
Comprehensive income attributable to CDK	$101.5	$54.3	$184.4	$116.4

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except par values)
(Unaudited)

	December 31,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$62.8	$80.8
Accounts receivable, net	228.4	242.0
Other current assets	146.1	148.4
Current assets held for sale	762.2	214.4
Total current assets	1,199.5	685.6
Property, plant and equipment, net of accumulated depreciation of $237.6 and $221.7, respectively	85.8	96.7
Other assets	413.4	418.3
Goodwill	1,001.0	999.5
Intangible assets, net	235.7	229.5
Long-term assets held for sale	—	424.5
Total assets	$2,935.4	$2,854.1

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$320.3	$20.7
Accounts payable	24.6	34.3
Accrued expenses and other current liabilities	175.1	188.3
Litigation liability	34.0	57.0
Accrued payroll and payroll-related expenses	53.1	52.5
Short-term deferred revenue	42.1	44.6
Current liabilities held for sale	158.2	129.4
Total current liabilities	807.4	526.8
Long-term debt and finance lease liabilities	2,333.5	2,655.1
Long-term deferred revenue	40.4	39.4
Deferred income taxes	78.4	76.4
Other liabilities	100.9	96.5
Long-term liabilities held for sale	—	40.6
Total liabilities	3,360.6	3,434.8

Commitments and Contingencies (Note 11)

Stockholders' Deficit:
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 121.8 and 121.5 shares outstanding, respectively	1.6	1.6
Additional paid-in-capital	696.3	687.9
Retained earnings	1,124.4	1,045.5
Treasury stock, at cost: 38.6 and 38.8 shares, respectively	(2,295.3)	(2,305.2)
Accumulated other comprehensive income (loss)	34.5	(25.9)
Total CDK stockholders' deficit	(438.5)	(596.1)
Noncontrolling interest	13.3	15.4
Total stockholders' deficit	(425.2)	(580.7)
Total liabilities and stockholders' deficit	$2,935.4	$2,854.1
See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net earnings	$128.1	$108.2
Less: net earnings (loss) from discontinued operations	21.3	(16.8)
Net earnings from continuing operations	106.8	125.0
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	46.5	44.4
Loss from equity method investment	5.2	—
Deferred income taxes	2.5	15.2
Stock-based compensation expense	21.3	11.0
Other	4.0	10.3
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Change in accounts receivable	15.5	(20.8)
Change in other assets	(5.5)	(4.6)
Change in accounts payable	(10.3)	(11.8)
Change in accrued expenses and other liabilities	(38.7)	(28.5)
Net cash flows provided by operating activities, continuing operations	147.3	140.2
Net cash flows provided by operating activities, discontinued operations	25.9	38.5
Net cash flows provided by operating activities	173.2	178.7

Cash Flows from Investing Activities
Capital expenditures	(10.1)	(9.1)
Capitalized software	(31.9)	(26.4)
Investment in certificates of deposit	—	(12.0)
Proceeds from maturities of certificates of deposit	—	7.3
Net cash flows used in investing activities, continuing operations	(42.0)	(40.2)
Net cash flows used in investing activities, discontinued operations	(4.6)	(7.9)
Net cash flows used in investing activities	(46.6)	(48.1)

Cash Flows from Financing Activities
Net proceeds (repayments) of revolving credit facilities	(15.0)	90.0
Repayments of long-term debt and lease liabilities	(10.9)	(260.4)
Dividends paid to stockholders	(36.5)	(36.5)
Proceeds from exercises of stock options	2.0	4.9
Withholding tax payments for stock-based compensation awards	(4.2)	(5.7)
Dividend payments to noncontrolling owners	(6.2)	(6.6)
Acquisition-related payments	—	(4.7)
Net cash flows used in financing activities, continuing operations	(70.8)	(219.0)
Net cash flows used in financing activities, discontinued operations	—	(1.1)
Net cash flows used in financing activities	(70.8)	(220.1)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22.1	1.3
Net change in cash, cash equivalents, and restricted cash, including cash classified as current assets held for sale	77.9	(88.2)
Less: Net change in cash classified in current assets held for sale	(102.8)	6.6
Net change in cash, cash equivalents, and restricted cash	(24.9)	(81.6)
Cash, cash equivalents, and restricted cash, beginning of period	97.3	144.2
Cash, cash equivalents, and restricted cash end of period	$72.4	$62.6

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$62.8	$52.1
Restricted cash in funds held for clients included in other current assets	9.6	10.5
Total cash, cash equivalents, and restricted cash	$72.4	$62.6

Supplemental Disclosures
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$49.6	$16.1
Interest, continuing operations	65.4	68.7

Non-cash investing and financing activities, continuing operations:
Capitalized property and equipment obtained under lease	8.1	15.1
Lease liabilities incurred	(8.1)	(15.1)
Capital expenditures and capitalized software, accrued not paid	1.2	—

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions)
(Unaudited)

Three Months Ended December 31, 2020

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of September 30, 2020	160.3	$1.6	$689.7	$1,074.6	$(2,298.2)	$1.3	$(531.0)	$16.5	$(514.5)
Net earnings	—	—	—	68.3	—	—	68.3	1.8	70.1
Foreign currency translation adjustments	—	—	—	—	—	33.2	33.2	—	33.2
Stock-based compensation expense and related dividend equivalents	—	—	8.3	(0.2)	—	—	8.1	—	8.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(1.7)	—	2.9	—	1.2	—	1.2
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(5.0)	(5.0)
Balance as of December 31, 2020	160.3	$1.6	$696.3	$1,124.4	$(2,295.3)	$34.5	$(438.5)	$13.3	$(425.2)

Three Months Ended December 31, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of September 30, 2019	160.3	$1.6	$677.7	$975.3	$(2,312.4)	$(26.6)	$(684.4)	$12.8	$(671.6)
Net earnings	—	—	—	22.3	—	—	22.3	1.8	24.1
Foreign currency translation adjustments	—	—	—	—	—	32.0	32.0	—	32.0
Stock-based compensation expense and related dividend equivalents	—	—	7.5	(0.2)	—	—	7.3	—	7.3
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(2.2)	—	3.9	—	1.7	—	1.7
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance as of December 31, 2019	160.3	$1.6	$683.0	$979.1	$(2,308.5)	$5.4	$(639.4)	$12.4	$(627.0)

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Deficit
(In millions)
(Unaudited)

Six Months Ended December 31, 2020

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2020	160.3	$1.6	$687.9	$1,045.5	$(2,305.2)	$(25.9)	$(596.1)	$15.4	$(580.7)
Cumulative impact of ASC 326 - current expected credit losses, net of tax	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Net earnings	—	—	—	124.0	—	—	124.0	4.1	128.1
Foreign currency translation adjustments	—	—	—	—	—	60.4	60.4	—	60.4
Stock-based compensation expense and related dividend equivalents	—	—	20.5	(0.4)	—	—	20.1	—	20.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(12.1)	—	9.9	—	(2.2)	—	(2.2)
Dividends paid to stockholders ($0.30 per share)	—	—	—	(36.5)	—	—	(36.5)	—	(36.5)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.2)	(6.2)
Balance as of December 31, 2020	160.3	$1.6	$696.3	$1,124.4	$(2,295.3)	$34.5	$(438.5)	$13.3	$(425.2)

Six Months Ended December 31, 2019

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2019	160.3	$1.6	$688.5	$911.6	$(2,324.6)	$(6.7)	$(729.6)	$15.1	$(714.5)
Net earnings	—	—	—	104.3	—	—	104.3	3.9	108.2
Foreign currency translation adjustments	—	—	—	—	—	12.1	12.1	—	12.1
Stock-based compensation expense and related dividend equivalents	—	—	11.4	(0.3)	—	—	11.1	—	11.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(16.9)	—	16.1	—	(0.8)	—	(0.8)
Dividends paid to stockholders ($0.30 per share)	—	—	—	(36.5)	—	—	(36.5)	—	(36.5)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance as of December 31, 2019	160.3	$1.6	$683.0	$979.1	$(2,308.5)	$5.4	$(639.4)	$12.4	$(627.0)

See notes to the consolidated financial statements.

CDK Global, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
(Unaudited)
Note 1. Basis of Presentation
Description of Business. CDK Global, Inc. (the "Company" or "CDK") enables end-to-end automotive commerce across the globe. For over 40 years, the Company has served automotive retailers and original equipment manufacturers ("OEMs") by providing solutions on automating and integrating all parts of the buying process, including the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles. The Company serves nearly 15,000 retail locations in North America.
The Company is organized into two main operating segments, CDK North America ("CDKNA") and CDK International ("CDKI"). CDKNA and CDKI have historically been presented as two of the reportable segments in addition to the Other segment, the primary components of which are corporate allocations and other expenses not recorded in the segment results. On November 27, 2020, the Company entered into a Share Sale and Purchase Agreement (the “SPA”) to sell the CDK International business (the “International Business”) to Francisco Partners (“Francisco Partners”) and as a result the assets and liabilities of the International Business are considered held for sale and the financial results are presented in net earnings (loss) from discontinued operations in the Consolidated Statements of Operations. In addition, in accordance with accounting principles generally accepted in the United States (“GAAP”), the CDKI segment is exempt from segment reporting since its financial results are presented as discontinued operations. Therefore, we are presenting financial results from continuing operations as a single reportable segment. For additional information refer to Note 4 - Discontinued Operations.
Basis of Preparation. The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenue, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.
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
Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, discussion in these Notes to Unaudited Consolidated Financial Statements refers to our continuing operations. For additional information, Refer to Note 4 - Discontinued Operations for the impact of presenting the International Business as held for sale and discontinued operations.
Effective July 1, 2020, the Company adopted the Financial Accounting Standards Board ("FASB ")Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. For additional information, refer to Note 7 - Allowance for Credit Losses.
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are described in the aforementioned Annual Report. Included below are certain updates to those policies.
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified in other current assets on the Consolidated Balance Sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the Consolidated Balance Sheets. Funds receivable was $34.7 million and $40.7 million, and funds held for clients was $9.6 million and $16.5 million as of December 31, 2020 and June 30, 2020, respectively. Client fund obligations were $44.3 million and $57.2 million as of December 31, 2020 and June 30, 2020, respectively.

Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed. Pursuant to its software policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $16.0 million and $9.4 million for the three months ended December 31, 2020 and 2019, respectively, and $36.3 million and $25.8 million for the six months ended December 31, 2020 and 2019, respectively. These expenses were classified in cost of revenue on the Consolidated Statements of Operations. Additionally, the Company had cash flows used for qualifying capitalized software development cost of $31.9 million and $26.4 million for the six months ended December 31, 2020 and 2019, respectively.
Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected on the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility and term loan facilities (as described in Note 9 - Debt), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of December 31, 2020 was $2,264.0 million, based on quoted market prices for the same or similar instruments compared to a carrying value of $2,100.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Investments. The Company has elected to apply cost method accounting to its equity interest in Ripcord since the equity does not have a readily determinable fair value. The carrying amount of this investment, which is included in other assets on the Consolidated Balance Sheets, was $20.0 million as of December 31, 2020 and June 30, 2020. From acquisition through December 31, 2020, there have been no impairment or other adjustments to the carrying amount of this investment.
Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Refer to Note 7 - Allowance for Credit Losses, for the required disclosures related to the adoption of this standard.
Recently Issued Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes in various areas. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company has evaluated the impact of adoption on its consolidated financial statements, including accounting policies, processes and systems, and does not expect a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848), Scope" which expands the scope of Topic 848 to include derivative instruments impacted by discounting transition. These ASUs would apply to companies meeting certain criteria that have contracts, derivatives, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. These standards are effective upon issuance and may be applied retrospectively as of any date from the beginning interim period that includes March 12, 2020 or prospectively. The Company has adopted ASU 2020-04 with no material impact on the consolidated financial statements. The Company has evaluated the impact of ASU 2021-01 and does not expect a material impact on the consolidated financial statements.
Note 4. Discontinued Operations
International Business. On November 27, 2020, the Company entered into an SPA to sell its International Business to Francisco Partners for $1.45 billion in cash, subject to customary closing adjustments. The sale is expected to close in the third quarter of fiscal 2021, subject to customary closing conditions and regulatory approvals. The Company expects to provide limited services to Francisco Partners after the sale to assist in Francisco Partner's integration of the International Business.
The agreement to sell the International Business resulted in the reclassification of the International Business' assets and liabilities as held for sale on the accompanying Consolidated Balance Sheets, and a corresponding adjustment to the Consolidated Statements of Operations and Cash Flows to reflect discontinued operations, for all periods presented.
Digital Marketing Business. On April 21, 2020, the Company completed its sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc. ("Ansira"), which is a subsidiary of Advent International.
The following table summarizes the comparative financial results of discontinued operations which are presented in net earnings (loss) from discontinued operations in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenue	$80.7	$81.4	$160.6	$158.3
Expenses:
Cost of revenue	38.0	42.8	75.4	83.1
Selling, general and administrative expenses	22.7	24.7	46.3	46.0
Restructuring expenses	2.5	—	11.2	—
Total expenses	63.2	67.5	132.9	129.1
Operating earnings	17.5	13.9	27.7	29.2
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other income (loss), net	1.3	(1.2)	0.3	(0.8)
Earnings before income taxes	18.7	12.5	27.9	28.2
Provision for income taxes	(8.0)	(2.8)	(7.4)	(5.0)
Net earnings from discontinued operations - International Business	$10.7	$9.7	$20.5	$23.2

Net earnings (loss) from discontinued operations - Digital Marketing Business	$0.6	$(45.7)	$0.8	$(40.0)

Net earnings (loss) from discontinued operations	$11.3	$(36.0)	$21.3	$(16.8)
The total assets and liabilities held for sale related to discontinued operations for the International Business are stated separately on the Consolidated Balance Sheets and comprised the following items:

	December 31,	June 30,
	2020	2020
Assets
Cash and cash equivalents(1)	$237.6	$134.9
Accounts Receivable	50.6	58.0
Prepaid and other current assets	10.0	21.5
Total current assets	298.2	214.4
Property, plant and equipment, net	15.6	12.4
Other assets	61.5	57.4
Goodwill	381.7	349.0
Intangible assets, net	5.2	5.7
Total assets held for sale	$762.2	$638.9

Liabilities:
Accounts payable	$4.3	$5.1
Deferred revenue	62.5	63.3
Accrued expenses and other current liabilities	32.8	35.5
Accrued payroll and payroll-related expenses	21.6	25.5
Total current liabilities	121.2	129.4
Long-term deferred revenues	12.7	13.4
Deferred income taxes	1.8	2.0
Other liabilities	22.5	25.2
Total liabilities held for sale	$158.2	$170.0

(1) Current assets held for sale includes cash currently held by the International Business. Pursuant to the terms of the SPA, the Company intends to repatriate cash in excess of $40.0 million, which is the required minimum cash balance to be transferred at closing.
All assets and liabilities held for sale have been classified as current on the December 31, 2020 Consolidated Balance Sheets as it is probable that the sale will occur within one year.
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
The following table provides information about accounts receivables, contract assets, and contract liabilities from contracts with customers:

	December 31, 2020	June 30, 2020
Accounts receivable (including unbilled receivables)	$228.4	$242.0

Short-term contract assets (included in other current assets)	60.5	42.6
Long-term contract assets (included in other assets)	24.5	34.6
Short-term contract liabilities (included in short-term deferred revenue)	(42.1)	(44.6)
Long-term contract liabilities (included in long-term deferred revenue)	(40.4)	(39.4)
Net contract assets/(liabilities)	$2.5	$(6.8)

During the six months ended December 31, 2020, the Company recognized $75.4 million of revenue upon satisfaction of performance obligations and invoiced and reclassified $35.8 million to accounts receivable. These amounts were included in the net contract assets or liabilities balance as of June 30, 2020. The Company had no asset impairment charges related to contract assets in the periods presented.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company's assessment of whether an estimate of variable consideration is constrained. For the six months ended December 31, 2020, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.
Remaining Performance Obligations. As of December 31, 2020, the Company had $2.5 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize remaining performance obligations as revenue as follows:

December 31, 2020
Six months ending June 30, 2021	$510.0
Twelve months ending June 30, 2022	780.0
Twelve months ending June 30, 2023	590.0
Twelve months ending June 30, 2024	370.0
Twelve months ending June 30, 2025	210.0
Thereafter	70.0
Total remaining performance obligations	$2,530.0

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
As of December 31, 2020 and June 30, 2020, the Company capitalized contract acquisition and fulfillment costs of $183.7 million and $178.7 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the six months ended December 31, 2020 and 2019, the Company recognized cost amortization of $36.4 million and $36.2 million, respectively, and there were no significant impairment losses.

Revenue Disaggregation. The following table presents revenue by category for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Subscription	$328.3	$336.8	$652.2	$669.2
On-site license and installation	1.5	3.0	3.2	5.1
Transaction	39.1	39.8	83.0	82.5
Other	37.4	38.6	81.6	79.1
Total	$406.3	$418.2	$820.0	$835.9

Note 6. Earnings per Share
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
Net earnings allocated to participating securities were not significant for the three and six months ended December 31, 2020 and 2019.
The following table summarizes the components of earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net earnings from continuing operations attributable to CDK	$57.0	$58.3	$102.7	$121.1
Net earnings (loss) from discontinued operations	11.3	(36.0)	21.3	(16.8)
Net earnings attributable to CDK	$68.3	$22.3	$124.0	$104.3

Weighted-average shares outstanding:
Basic	121.9	121.6	121.8	121.5
Effect of employee stock options	—	0.1	—	0.1
Effect of employee restricted stock	0.7	0.4	0.5	0.5
Diluted	122.6	122.1	122.3	122.1

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.47	$0.48	$0.85	$1.00
Discontinued operations	0.09	(0.30)	0.17	(0.14)
Total net earnings attributable to CDK per share - basic	$0.56	$0.18	$1.02	$0.86

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.47	$0.47	$0.84	$0.99
Discontinued operations	0.09	(0.29)	0.17	(0.14)
Total net earnings attributable to CDK per share - diluted	$0.56	$0.18	$1.01	$0.85

The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of the following anti-dilutive securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Stock-based awards	1.1	0.9	1.3	1.0

Note 7. Allowance for Credit Losses
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
On July 1, 2020, the Company adopted the CECL model using a modified retrospective approach. The noncash cumulative effect of adopting the CECL model resulted in a decrease of $8.2 million, net of tax impacts, to retained earnings, with corresponding increases to the allowance for expected credit losses impacting accounts receivable, net, other current assets and other assets on the Consolidated Balance Sheets. The cumulative-effect adjustment in retained earnings includes amounts related to the International Business, which represented an impact upon adoption of $1.2 million, net of tax. At adoption, there was no impact on the Company’s Consolidated Statements of Operations and Cash Flows. The impacts related to prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for the prior period.
The Company is exposed to credit losses primarily through the sales of its products and services. The majority of the Company’s receivables are trade receivables due in less than one year. Financial assets also include the short and long-term portions of contract assets, lease receivables and other accrued and unbilled receivables. Refer to Note 5 - Revenue for more information about contract assets.
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
The Company also carries financial assets that are attributable to the sale of the Digital Marketing Business. These assets primarily consist of a 10-year note receivable, receivables related to a transition services agreement in connection with the sale, and the fair value of other contingent consideration. Specific reserves are established for these assets on an individual basis if it is determined that there is a higher probability of default, which considers the aging of the receivable balances and the financial condition of the counterparties.
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
Credit loss expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis to present the net amount expected to be collected as of December 31, 2020.

	Accounts receivable, net	Other current assets	Other assets	Total
Balance as of June 30, 2020	$10.6	$—	$—	$10.6
Cumulative-effect adjustment upon adoption(1)	0.7	0.5	8.2	9.4
Provision for expected credit losses	(2.6)	0.5	0.4	(1.7)
Write-offs	(0.9)	—	—	(0.9)
Other	0.1	—	—	0.1
Balance as of December 31, 2020	$7.9	$1.0	$8.6	$17.5

(1) Cumulative-effect adjustment excludes amounts related to the International Business, which represented an allowance for expected credit losses of $1.5 million, which is included in current assets held for sale in the Consolidated Balance Sheets.
Note 8. Leases
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
The Company recognizes net investment in sales-type leases based on the present value of the lease receivable when collectibility is probable. The Company accounts for lease and non-lease components such as maintenance costs, separately. Consideration is allocated between lease and non-lease components based on stand-alone selling price.
The following summarizes components of net lease income reported in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue (2)	$5.7	$5.9	$18.3	$15.8
Cost of revenue	(9.6)	(7.4)	(17.6)	(15.2)
Interest income	0.5	0.2	0.9	0.2
Total lease income (loss)	$(3.4)	$(1.3)	$1.6	$0.8
(2) Revenue from lease components are included in other revenue category.

Note 9. Debt
Long-term debt and finance lease liabilities consisted of:

	December 31, 2020	June 30, 2020
Revolving credit facility, matures 2023	$—	$15.0
Three year term loan facility, due 2021	300.0	300.0
Five year term loan facility, due 2023	266.3	273.8
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
5.250% senior notes due 2029	500.0	500.0
Finance lease liabilities	11.5	14.1
Unamortized debt financing costs	(24.0)	(27.1)
Total debt and finance lease liabilities	$2,653.8	$2,675.8
Current maturities of long-term debt and finance lease liabilities	320.3	20.7
Total long-term debt and finance lease liabilities	$2,333.5	$2,655.1
Revolving Credit Facility. On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility (the "revolving credit facility"). The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were $56.6 million and $150.0 million for the three months ended December 31, 2020 and 2019, respectively, and $86.5 million and $75.2 million for the six months ended December 31, 2020 and 2019, respectively.
Term Loan Facilities. The three-year term loan facility due August 17, 2021 and the five-year term loan facility due August 17, 2023 had interest rates per annum of 2.750% and 2.875%, respectively, as of December 31, 2020.
Unamortized Debt Financing Costs. As of December 31, 2020 and June 30, 2020, gross debt issuance costs related to debt instruments were $45.0 million for both periods. Accumulated amortization was $21.0 million and $17.9 million as of December 31, 2020 and June 30, 2020, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded to interest expense on the Consolidated Statements of Operations.
Note 10. Income Taxes
Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2020 and 2019 was 27.9% and 40.2%, respectively. The effective tax rate for the three months ended December 31, 2020 was primarily impacted by $1.1 million tax expense for non-deductible officers compensation, as well as an increase in state income tax and a reduction of certain foreign tax credit benefits. The effective tax rate for the three months ended December 31, 2019 was impacted by $14.8 million of tax expense from the increase in the valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company does not expect to utilize.
The effective tax rate for the six months ended December 31, 2020 and 2019 was 31.8% and 33.8%, respectively. The effective tax rate for the six months ended December 31, 2020 was impacted by $4.1 million of tax expense from prior year true-up of income taxes payable, $3.9 million tax expense from officer's compensation limitation, and $1.4 million of tax expense from recording valuation allowances on U.S. foreign tax credits partially offset by $0.9 million tax benefit from tax law changes including the High Tax Exception promulgated under the U.S. Global Intangible Low-Taxed Income ("GILTI") final regulations. In addition, fiscal 2021 was impacted by an increase in state income tax and a reduction of certain foreign tax credit benefits, The effective tax rate for the six months ended December 31, 2019 was primarily impacted by $14.8 million of tax expense from the increase in the valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company does not expect to utilize and $1.2 million of tax expense from officers compensation limitation, partially offset by a $0.3 million benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act").

Valuation Allowances. The Company had valuation allowances of $5.7 million and $4.3 million as of December 31, 2020 and June 30, 2020, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets.
During the six months ended December 31, 2020, the valuation allowance balance increase of $1.4 million is related to the expectation that it is more likely than not that the Company will be unable to utilize certain U.S. foreign tax credits and tax losses in various foreign jurisdictions as well as $0.7 million reversal of the valuation allowance on U.S. capital losses driven by capital gains expected from the sale of held-for-sale assets.
Unrecognized Income Tax Benefits. As of December 31, 2020 and June 30, 2020, the Company had unrecognized income tax benefits of $22.8 million and $22.2 million, respectively. Of these amounts, $6.4 million and $5.5 million, respectively, would have a net impact on the effective tax rate if recognized. During the six months ended December 31, 2020, the Company increased its unrecognized income tax benefits related to current tax positions by $0.3 million and its prior period tax positions by $0.3 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained. Based on the expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will change within the next twelve months. The associated net tax impact on the effective tax rate is estimated to be a $1.2 million tax benefit.
Withholding Taxes on Unremitted Foreign Earnings. During the three months ended March 31, 2020, the Company removed its assertion that foreign earnings are indefinitely reinvested, making foreign earnings available for repatriation as necessary. For fiscal 2020, the Company recognized $3.0 million of withholding tax on foreign earnings after the Company decided to no longer indefinitely reinvest these earnings. In addition, earlier in fiscal 2020 a reduction of $0.3 million was recorded for an accrual for foreign withholding taxes originally recorded as a result of the Tax Reform Act. For the six months ended December 31, 2020, the Company recognized $0.7 million of withholding taxes as a result of foreign earnings no longer being indefinitely reinvested.
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
Taxpayer Certainty and Disaster Tax Relief Act of 2020 (“the Tax Relief Act”). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (“the Tax Relief Act”) was signed into law. The Tax Relief Act, among other things includes provisions related to the deductibility of PPP expenses paid with PPP loan proceeds, payroll tax credits, modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The Company has completed its assessment of the impact of the legislation, and there is no significant impact to the consolidated financial statements.

Note 11. Commitments and Contingencies
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
Competition Matters. The Company is currently involved in, or where indicated, has settled, the following antitrust lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective Dealer Management System ("DMS"), and that seek, among other things, treble damages and injunctive relief. These lawsuits have been transferred to, or filed in, the U.S. District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings as part of a multi-district litigation proceeding (“MDL”).
Active MDL Lawsuits
•Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram (“Teterboro”) brought a putative class action suit on behalf of itself and all similarly situated automobile dealerships against CDK Global, LLC and Reynolds. Teterboro’s suit was originally filed on October 19, 2017, in the U.S. District Court for the District of New Jersey. Since that time, several more putative class actions were filed in a number of federal district courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a consolidated class action complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly purchased DMS and/or allegedly indirectly purchased DMS or data integration services from CDK Global, LLC or Reynolds (“Putative Dealership Class Plaintiffs”). CDK Global, LLC moved to dismiss the complaint, or in the alternative, compel arbitration of certain of the cases while staying the remainder pending the outcome of those arbitration proceedings; its motion to dismiss was granted in part and denied in part, while its motion to compel arbitration was denied. On February 22, 2019, CDK Global, LLC filed an answer to the remaining claims in Putative Dealership Class Plaintiffs’ complaint and asserted counterclaims against the Putative Dealership Class Plaintiffs. The Putative Dealership Class Plaintiffs filed a motion to dismiss CDK Global, LLC’s counterclaims; that motion was granted in part and denied in part on September 3, 2019. On October 23, 2018, the Putative Dealership Class Plaintiffs and Reynolds filed a motion for preliminary approval of settlement and for conditional certification of the proposed settlement class. The court finally approved that settlement on January 22, 2019. The parties' cross-motions for summary judgment and Daubert motions were fully briefed as of September 28, 2020 and remain pending.
•Loop LLC d/b/a AutoLoop (“AutoLoop”) brought suit against CDK Global, LLC on April 9, 2018, in the U.S. District Court for the Northern District of Illinois, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, AutoLoop amended its complaint to sue on behalf of itself and a putative class of all other automotive software vendors in the United States that purchased data integration services from CDK Global, LLC or Reynolds. CDK Global, LLC moved to compel arbitration of AutoLoop’s claims, or in the alternative, to dismiss those claims; that motion was denied on January 25, 2019. CDK Global, LLC filed an answer to AutoLoop’s complaint and asserted counterclaims against AutoLoop on February 15, 2019. AutoLoop filed an answer to CDK Global, LLC’s counterclaims on March 8, 2019. The parties' cross-motions for summary judgment and Daubert motions were fully briefed as of September 28, 2020 and remain pending.
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
•Motor Vehicle Software Corporation (“MVSC”) brought a suit against the CDK Global, LLC (after initially naming the Company), Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed on February 3, 2017, in the U.S. District Court for the Central District of California. On October 10, 2019, CDK Global, LLC and MVSC entered into a settlement agreement that resulted in a dismissal of all claims brought by MVSC in the MDL as against CDK Global, LLC and CVR, and CDK Global, LLC making a one-time cash payment to MVSC.
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
The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company’s settlements with Authenticom, i3 Brands, MVSC, and Cox and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. In the fourth quarter of fiscal 2019, the Company initially recorded a litigation provision of $90 million and has continued to re-assess the liability in each subsequent quarter. In the first quarter of fiscal 2021, the Company's reassessment of its litigation liability resulted in an increase of $12.0 million. As of December 31, 2020, the litigation liability for the remaining unsettled cases was $34 million. This estimated loss is based upon currently available information and represents the Company’s best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) significant factual issues remain to be resolved; (iii) expert perspectives with respect to, among other things, alleged antitrust injury and damages is widely divergent and remains subject to dispositive motions; (iv) the absence of productive settlement discussions to date with the remaining plaintiffs; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company’s estimate does not incorporate or reflect the potential value of the Company’s counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
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
The Company has provided approximately $27.8 million of guarantees as of December 31, 2020 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $2.4 million in letters of credit outstanding as of December 31, 2020 primarily in connection with insurance programs.

Note 12. Subsequent Events
On February 1, 2021, the Company acquired Square Root, Inc. for an initial purchase price of $20.0 million in cash, subject to customary post-closing purchase price adjustments. The acquisition involves an additional contingent purchase price payment of up to $5.0 million, which could become payable if certain performance conditions are met by Square Root, Inc. over a two-year period after the closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including: statements regarding the sale of the International Business; the Company’s business outlook; other plans; objectives; forecasts; goals; beliefs; business strategies; future events; business conditions; results of operations; financial position and business outlook and trends; and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements.
Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: the timing of or failure to obtain necessary regulatory approvals or to satisfy any of the other conditions to the sale of the International Business, the Company’s ability to achieve the intended benefits of the sale of the International Business and the expected costs of the sale of the International Business; the accuracy of the Company’s expectations regarding the potential impacts on the Company’s business of the COVID-19 pandemic; the Company’s success in obtaining, retaining and selling additional services to customers; the pricing of the Company’s products and services; overall market and economic conditions, including interest rate and foreign currency trends, and technology trends; adverse global economic conditions and credit markets and volatility in the countries in which we do business; auto sales and related industry changes; competitive conditions; changes in regulation; changes in technology, security breaches, interruptions, failures and other errors involving the Company’s systems; availability of skilled technical employees/labor/personnel; the impact of new acquisitions and divestitures; employment and wage levels; availability of capital for the payment of debt service obligations or dividends or the repurchase of shares; any changes to the Company’s credit ratings and the impact of such changes on financing costs, rates, terms, debt service obligations, access to capital market and working capital needs; the impact of the Company’s indebtedness, access to cash and financing, and ability to secure financing, or financing at attractive rates; the onset of or developments in litigation involving contract, intellectual property, competition, shareholder, and other matters, and governmental investigations; and the ability of the Company’s significant stockholders and their affiliates to significantly influence the Company’s decisions or cause it to incur significant costs.
There may be other factors that may cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements. The Company gives no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on its results of operations and financial condition. You should carefully read the factors described in the Company’s reports filed with the Securities and Exchange Commission ("SEC"), including those discussed under "Part I, Item 1A. Risk Factors" in its most recent Annual Report on Form 10-K for a description of certain risks that could, among other things, cause the Company’s actual results to differ from any forward-looking statements contained herein. The Company’s reports filed with the SEC can be found on the Company’s website at investors.cdkglobal.com and the SEC's website at www.sec.gov.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q even if subsequently made available by the Company on its website or otherwise. The Company disclaims any obligation to update or revise any forward-looking statements that may be made to reflect new information or future events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included elsewhere herein. As used herein, "CDK Global," "CDK," the "Company," "we," "our," and similar terms include CDK Global, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

RESULTS OF OPERATIONS
Executive Overview. CDK enables end-to-end automotive commerce across the globe. For over 40 years, we have served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We serve nearly 15,000 retail locations in North America.
We generate revenue primarily by providing a broad suite of subscription-based software and technology solutions for automotive retailers. We focus on the use of software-as-a-service ("SaaS") and mobile-centric solutions that are highly functional, flexible and fast. Our flagship Dealer Management System ("DMS") software solutions are hosted enterprise resource planning applications tailored to the unique requirements of the retail automotive industry. Our DMS products facilitate the sale of new and used vehicles, consumer financing, repair and maintenance services, and vehicle and parts inventory management. We provide additional technology-based solutions, which includes a broad portfolio of layered software applications and services, a robust and secure interface to the DMS through our Partner Program, data management and business intelligence solutions, a variety of professional services, and a full range of customer support solutions. Additionally, these solutions enable company-wide accounting, financial reporting, cash flow management, and payroll services. Our DMSs are typically integrated with OEM data processing systems that enable automotive retailers to order vehicles and parts, receive vehicle records, process warranties, and check recall campaigns and service bulletins while helping them to fulfill their franchisee responsibilities to their OEM franchisers.
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
On November 27, 2020, we entered into a Share Sale and Purchase Agreement (the “SPA”) to sell the CDK International business (the “International Business”) to Francisco Partners (“Francisco Partners”) and as a result, the assets and liabilities of the International Business are considered held for sale and the financial results are presented in net earnings from discontinued operations in the Consolidated Statements of Operations. The Digital Marketing Business is also presented as discontinued operations. In addition, in accordance with accounting principles generally accepted in the United States (“GAAP”), the CDKI segment is exempt from segment reporting since its financial results are presented as discontinued operations. Therefore, we are presenting financial results from continuing operations as a single reportable segment. For additional information refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements," Note 1 - Basis of Presentation and Note 4 - Discontinued Operations.

Impacts of COVID-19. As the COVID-19 pandemic spread at scale in Europe and the U.S., by mid-March of 2020 we began to see a significant shift in automotive retail, and the operations of our dealer customers in particular, stemming from travel bans and restrictions, quarantines, shelter-in-place orders and related business shutdowns. The full extent and timing of the impact of the COVID-19 pandemic on our business is currently unknown. Our business remains fully operational with modifications to accommodate employee and customer safety considerations, including limitations on travel, a migration of many employees to work-from-home status, increased virtual delivery of certain services, and other modifications. We have observed that other companies, including our customers and vendors, are taking precautionary and preemptive actions to address the COVID-19 pandemic and companies may take further actions that alter their normal business operations. We continue to actively monitor the situation and may take further actions in response to guidance from federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.
During the first half of fiscal 2021, we have navigated the crisis while maintaining the health of our core business with a continued dealer-centric focus. To support our customers in this difficult period, we have offered financial and other assistance and added product benefits to reflect today’s environment, while continuing to provide the high-level customer service they expect and rely on. While our underlying business remains strong, impacts related to the COVID-19 pandemic accelerated throughout the second quarter of fiscal 2021, and some of the uncertainty attributed to the crisis has been reflected in certain areas of our operations. Despite these challenges, we have been able to improve customer sentiment and growth in our auto sites. Overall, we believe we are well positioned for further growth opportunities when the COVID-19 pandemic passes.

In response to the economic uncertainty engendered by the ongoing COVID-19 pandemic, we have taken steps to preserve cash and improve our liquidity position. We have reduced costs and discretionary spending where possible while continuing to serve our customers’ needs. We have also amended our revolving credit facility and term loans to increase the maximum allowable leverage ratio through the first quarter of 2022 in order to provide us with access to additional borrowing capacity. At this time, it is not clear to what extent or over what length of time the COVID-19 pandemic will impact our financial results. We continue to monitor cash flow and liquidity and will take further steps as necessary depending on the duration and severity of the COVID-19 pandemic and its impact on our cash flows.
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
Sources of Revenue and Expenses
Revenue. We generally receive fee-based revenue by providing services to customers. We generate revenue from four categories: subscription, on-site licenses and installation, transaction services, and other.
We have the following sources of revenue:
Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:
•DMS and layered applications, which may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;
•Interrelated services such as installation, initial training, and data updates; and
•Prior to the adoption of ASC 842 as of July 1, 2019, subscription revenue included technology solutions in which hardware was provided on a service basis. This revenue was previously classified as subscription revenue because under lease accounting guidance in effect prior to ASC 842, substitution rights were considered substantive. We recognize certain hardware-as-a-service ("HaaS") arrangements in subscription revenue under legacy guidance until they convert to current guidance.
On-site licenses and installation: DMS applications where the software is installed on-site at the customer's location and interrelated services such as installation.
Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.
Other: consulting and professional services, sales of hardware, and other miscellaneous revenue. After the adoption of ASC 842, other revenue also includes leasing revenue from hardware where the customer has a right of use during the contract term under ASC 842, as hardware substitution rights are not considered substantive.
Expenses. Expenses generally relate to the cost of providing services to customers. Significant expenses include employee payroll and other labor-related costs, the cost of hosting customer systems, third-party costs for transaction-based solutions and licensed software utilized in our solution offerings, telecommunications, transportation and distribution costs, computer hardware, software, and other general overhead items. We also have some company-wide expenses attributable to management compensation and corporate overhead.
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
Results of Operations. The following is a discussion of the results of our consolidated operations for the three and six months ended December 31, 2020 and 2019.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue	$406.3	$418.2	$(11.9)	(3)%	$820.0	$835.9	$(15.9)	(2)%
Cost of revenue	207.7	193.1	14.6	8%	432.4	400.1	32.3	8%
Selling, general, and administrative expenses	85.0	90.9	(5.9)	(6)%	173.6	177.5	(3.9)	(2)%
Litigation provision	—	—	—	n/m	12.0	—	12.0	n/m
Total expenses	292.7	284.0	8.7	3%	618.0	577.6	40.4	7%
Operating earnings	113.6	134.2	(20.6)	(15)%	202.0	258.3	(56.3)	(22)%
Interest expense	(34.3)	(36.2)	1.9	(5)%	(69.0)	(73.9)	4.9	(7)%
Loss from equity method investment	(1.8)	—	(1.8)	—%	(5.2)	—	(5.2)	—%
Other income, net	4.0	2.5	1.5	60%	28.7	4.4	24.3	n/m
Earnings before income taxes	81.5	100.5	(19.0)	(19)%	156.5	188.8	(32.3)	(17)%
Margin %	20.1%	24.0%			19.1%	22.6%
Provision for income taxes	(22.7)	(40.4)	17.7	(44)%	(49.7)	(63.8)	14.1	(22)%
Effective tax rate	27.9%	40.2%			31.8%	33.8%
Net earnings from continuing operations	58.8	60.1	(1.3)	(2)%	106.8	125.0	(18.2)	(15)%
Net earnings (loss) from discontinued operations	11.3	(36.0)	47.3	(131)%	21.3	(16.8)	38.1	n/m
Net earnings	70.1	24.1	46.0	n/m	128.1	108.2	19.9	18%
Less: net earnings attributable to noncontrolling interest	1.8	1.8	—	—%	4.1	3.9	0.2	5%
Net earnings attributable to CDK	$68.3	$22.3	$46.0	n/m	$124.0	$104.3	$19.7	19%

The table below presents the revenue disaggregation for the three and six months ended December 31, 2020 and 2019.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Subscription	$328.3	$336.8	$(8.5)	(3)%	$652.2	$669.2	$(17.0)	(3)%
On-site license and installation	1.5	3.0	(1.5)	(50)%	3.2	5.1	(1.9)	(37)%
Transaction	39.1	39.8	(0.7)	(2)%	83.0	82.5	0.5	1%
Other	37.4	38.6	(1.2)	(3)%	81.6	79.1	2.5	3%
Revenue	$406.3	$418.2	$(11.9)	(3)%	$820.0	$835.9	$(15.9)	(2)%
Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019
Revenue. Revenue for the three months ended December 31, 2020 decreased by $11.9 million as compared to the three months ended December 31, 2019, and includes an unfavorable currency impact of $0.3 million. Subscription revenue decreased by $8.5 million due the impacts of the COVID-19 pandemic including delays in projects and installations, a delay of price increases, and the ongoing recognition of discounts given to customers. The decline in revenue was also driven by the transition of our Partner Program. These decreases are partially offset by the increase in average revenue per DMS customer site. DMS customer site count increased from 14,776 sites as of December 31, 2019 to 14,851 sites as of December 31, 2020. Transaction revenue declined due to COVID-19 related impacts on pricing. Other revenue decreased due primarily to COVID-related impacts on our consulting and call center businesses.
Cost of Revenue. Cost of revenue for the three months ended December 31, 2020 increased by $14.6 million as compared to the three months ended December 31, 2019. Cost of revenue increased due to an increase in depreciation and amortization from capitalized software additions, incremental spending on strategic growth initiatives, the impact of a change in our employee vacation policy, and higher incentive compensation including stock-based compensation costs. These increases were partially offset by the lower travel and other expenses in the period as a result of the COVID-19 pandemic. Cost of revenue includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $16.0 million and $9.4 million for the three months ended December 31, 2020 and 2019, respectively, representing 3.9% and 2.2% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2020 decreased by $5.9 million compared to the three months ended December 31, 2019. Selling, general and administrative expenses decreased due to lower travel expenses and lower legal expenses related to regulatory and competition matters in the period as a result of the COVID-19 pandemic. The decreases were partially offset by the impact of a change in our employee vacation policy and higher incentive compensation including stock-based compensation costs.
Interest Expense. Interest expense for the three months ended December 31, 2020 decreased by $1.9 million as compared to the three months ended December 31, 2019 largely due to lower average debt levels in the second quarter of fiscal 2021 compared to fiscal 2020, largely attributable to the repayment of the revolving credit facility.
Loss from equity method investment. Loss from equity method investment for the three months ended December 31, 2020 increased by $1.8 million as compared to the three months ended December 31, 2019 due to the recognition of a loss from the equity earnings of Ansira, an equity-method investment.
Other Income, net. Other income, net for the three months ended December 31, 2020 increased by $1.5 million compared to the three months ended December 31, 2019 due largely to a decline in the market value of the investments underlying our deferred compensation plan. There is an offsetting impact related to our deferred compensation plan included in selling, general and administrative expenses.

Provision for Income Taxes. The effective tax rate for three months ended December 31, 2020 and 2019 was 27.9% and 40.2%, respectively. The effective tax rate for the three months ended December 31, 2020 was primarily impacted by $1.1 million tax expense for non-deductible officers compensation, as well as an increase in state income tax and a reduction of certain foreign tax credit benefits. The effective tax rate for the three months ended December 31, 2019 was impacted by $14.8 million of tax expense from the increase in the valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company does not expect to utilize.
Net Earnings (loss) from Discontinued Operations. Net earnings (loss) from discontinued operations reflect the results of the International Business and the Digital Marketing Business. During the three months ended December 31, 2020, net earnings for the International Business increased due to benefits from restructuring efforts at the end of fiscal 2020, lower travel costs due to the COVID-19 pandemic, partially offset by professional fees associated with the sale of the International Business and unfavorable currency exchange rates. During the three months ended December 31, 2019, the Digital Marketing Business was impacted by a $69.2 million increase in the valuation allowance for assets held-for-sale. Refer to Note 4 - Discontinued Operations for additional information.
Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019
Revenue. Revenue for the six months ended December 31, 2020 decreased by $15.9 million compared to the six months ended December 31, 2019, and includes an unfavorable currency impact of $0.1 million. Subscription revenue decreased by $17.0 million due the impacts of the COVID-19 pandemic including delays in projects and installations, a delay of price increases, and the ongoing recognition of discounts given to customers. The decline in revenue was also driven by a one-time revenue adjustment in our adjacency business, and the transition of our Partner Program. These impacts were partially offset by an increase in average revenue per DMS customer site. DMS customer site count increased from 14,776 sites as of December 31, 2019 to 14,851 sites as of December 31, 2020. Other revenue decreased primarily due to COVID-related impacts on our consulting and call center businesses, partially offset by growth in hardware revenue.
Cost of Revenue. Cost of revenue for the six months ended December 31, 2020 increased by $32.3 million compared to the six months ended December 31, 2019. Cost of revenue increased due to the recognition of costs related to a transition services agreement in connection with the sale of the Digital Marketing Business, incremental spending on strategic growth initiatives, an increase in depreciation and amortization from capitalized software additions, the impact of a change in our employee vacation policy, and higher incentive compensation including stock-based compensation costs. These increases were partially offset by lower travel and other expenses as a result of the COVID-19 pandemic. Cost of revenue includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $36.3 million and $25.8 million for the six months ended December 31, 2020 and 2019, respectively, representing 4.4% and 3.1% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2020 decreased by $3.9 million compared to the six months ended December 31, 2019. Selling, general and administrative expenses decreased primarily due to the lower travel expenses as a result of the COVID-19 pandemic, partially offset by the impact of a change in our employee vacation policy.
Litigation Provision. In the first six months of fiscal 2021, our reassessment of the litigation liability resulted in an increase of $12.0 million. Additional information on litigation provision is contained in For additional information refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements," Note 11 - Commitments and Contingencies.
Interest Expense. Interest expense for the six months ended December 31, 2020 decreased by $4.9 million as compared to the six months ended December 31, 2019 largely due to lower average debt levels in the first quarter of fiscal 2021 compared to fiscal 2020 largely attributable to the payoff of the $250.0 million 3.30% senior notes in the second quarter of fiscal 2020, and the repayment of the revolving credit facility.
Loss from Equity Method Investment. Loss from equity method investment for the six months ended December 31, 2020 increased by $5.2 million as compared to the six months ended December 31, 2019 due to the recognition of a loss from the equity earnings of Ansira, an equity-method investment.
Other Income, net. Other income, net for the six months ended December 31, 2020 increased by $24.3 million as compared to the six months ended December 31, 2019 due largely to the recognition of income related to a transition services agreement in connection with the sale of the Digital Marketing Business.
Provision for Income Taxes. The effective tax rate for the six months ended December 31, 2020 and 2019 was 31.8% and 33.8%, respectively. The effective tax rate for the six months ended December 31, 2020 was impacted by $4.1 million of tax expense from a prior year true up of income taxes payable, $3.9 million tax expense from officer's compensation limitation, and $1.4 million of tax expense from recording valuation allowances on foreign net operating losses and U.S. foreign tax credits partially offset by $0.9 million tax benefit from tax law changes including the High Tax Exception promulgated under the U.S. Global Intangible Low-Taxed Income ("GILTI") final regulations. In addition, fiscal 2021 was impacted by an increase in state income tax and a reduction of certain foreign tax credit benefit, The effective tax rate for the six months ended December 31, 2019 was impacted by $14.8 million of tax expense from the increase in valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company does not expect utilize and $1.2 million of tax expense from officers compensation limitation partially offset by a $0.3 million benefit resulting from an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Cuts and Jobs Act of 2017 ("Tax Reform Act").
Net Earnings (loss) from Discontinued Operations. Net earnings (loss) from discontinued operations reflect the results of the International Business and the Digital Marketing Business. During the six months ended December 31, 2020, net earnings for the International Business decreased due to professional fees associated with the sale of the International Business and unfavorable currency exchange rates, partially offset by the benefits from restructuring efforts at the end of fiscal 2020 and lower travel costs due to the COVID-19 pandemic. During the six months ended December 31, 2019, the Digital Marketing Business was impacted by a $69.2 million increase in the valuation allowance for assets held-for-sale. Refer to Note 4 - Discontinued Operations for additional information.
Non-GAAP Measures
We disclose certain financial measures for our consolidated results on a generally accepted accounting principles (GAAP) and a non-GAAP (adjusted) basis. The non-GAAP financial measures disclosed should be viewed in addition to, and not as an alternative to, results prepared in accordance with GAAP. Our use of each of the following non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures, or reconcile them to the comparable GAAP financial measures, in the same way.

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted earnings before income taxes	Earnings before income taxes
Adjusted provision for income taxes	Provision for income taxes
Adjusted net earnings attributable to CDK	Net earnings attributable to CDK
Adjusted diluted earnings attributable to CDK per share	Diluted earnings attributable to CDK per share
Adjusted EBITDA	Net earnings attributable to CDK
Adjusted EBITDA margin	Net earnings attributable to CDK margin
Constant currency revenue	Revenue
Constant currency adjusted earnings before income taxes	Earnings before income taxes
We use adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, adjusted EBITDA and adjusted EBITDA margin internally to evaluate our performance on a consistent basis because the measures adjust for the impact of certain items that we believe do not directly reflect our underlying operations. By adjusting for these items, we believe we have more precise inputs for use as factors in (i) our budgeting process, (ii) financial and operational decisions, (iii) evaluations of ongoing operating performance on a consistent period-to-period basis and relative to our competitors, (iv) target leverage calculations, and (v) incentive-based compensation decisions.
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
We review revenue and adjusted earnings before income taxes on a constant currency basis to understand underlying business trends. To present these results on a constant currency basis, current period results for entities reporting in currencies other than the U.S. dollar were translated into U.S. dollars using the average monthly exchange rates for the comparable prior period. As such, constant currency results neutralize the effects of foreign currency.
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

Consolidated Non-GAAP Results. The tables below present the reconciliation of the most directly comparable GAAP measures to constant currency revenue, constant currency adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue (1)	$406.3	$418.2	$(11.9)	(3)%	$820.0	$835.9	$(15.9)	(2)%
Impact of exchange rates	(0.3)	—	(0.3)		(0.1)	—	(0.1)
Constant currency revenue	$406.0	$418.2	$(12.2)	(3)%	$819.9	$835.9	$(16.0)	(2)%

Earnings before income taxes (1)	$81.5	$100.5	$(19.0)	(19)%	$156.5	$188.8	$(32.3)	(17)%
Margin %	20.1%	24.0%			19.1%	22.6%
Total stock-based compensation (1) (2)	9.0	7.2	1.8		21.3	11.0	10.3
Amortization of acquired intangible assets (1) (3)	4.2	3.7	0.5		8.2	7.6	0.6
Transaction and integration-related costs (1) (4)	1.2	—	1.2		1.2	8.5	(7.3)
Legal and other expenses related to regulatory and competition matters (5)	0.7	4.8	(4.1)		14.7	12.2	2.5
Business process modernization program (6)	2.6	3.3	(0.7)		5.5	7.6	(2.1)
Officer transition expense (7)	—	—	—		1.1	—	1.1
Net adjustments related to loss from equity method investment (8)	1.5	—	1.5		4.5	—	4.5
Adjusted earnings before income taxes	$100.7	$119.5	$(18.8)	(16)%	$213.0	$235.7	$(22.7)	(10)%
Adjusted margin %	24.8%	28.6%			26.0%	28.2%
Impact of exchange rates	(0.1)	—	(0.1)		—	—	—
Constant currency adjusted earnings before income taxes	$100.6	$119.5	$(18.9)	(16)%	$213.0	$235.7	$(22.7)	(10)%

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Provision for income taxes (1)	$22.7	$40.4	$(17.7)	(44)%	$49.7	$63.8	$(14.1)	(22)%
Effective tax rate	27.9%	40.2%			31.8%	33.8%
Income tax effect of pre-tax adjustments (9)	3.7	4.9	(1.2)		9.7	11.1	(1.4)
Change in valuation allowance(10)	—	(14.8)	14.8		—	(14.8)	14.8
Impact of U.S. tax reform (11)	—	—	—		—	0.3	(0.3)
Adjusted provision for income taxes (1)	$26.4	$30.5	$(4.1)	(13)%	$59.4	$60.4	$(1.0)	(2)%
Adjusted effective tax rate	26.2%	25.5%			27.9%	25.6%

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Net earnings	$70.1	$24.1	$46.0	n/m	$128.1	$108.2	$19.9	18%
Less: net earnings attributable to noncontrolling interest	1.8	1.8			4.1	3.9
Net earnings attributable to CDK	$68.3	$22.3	$46.0	n/m	$124.0	$104.3	$19.7	19%
Net earnings (loss) from discontinued operations (12)	(11.3)	36.0	(47.3)		(21.3)	16.8	(38.1)
Total stock-based compensation (1) (2)	9.0	7.2	1.8		21.3	11.0	10.3
Amortization of acquired intangible assets (1) (3) (13)	4.1	3.6	0.5		8.0	7.4	0.6
Transaction and integration-related costs (1) (4)	1.2	—	1.2		1.2	8.5	(7.3)
Legal and other expenses related to regulatory and competition matters(5)	0.7	4.8	(4.1)		14.7	12.2	2.5
Business process modernization program (6)	2.6	3.3	(0.7)		5.5	7.6	(2.1)
Officer transition expense (7)	—	—	—		1.1	—	1.1
Net adjustments related to loss from equity method investment(8)	1.5	—	1.5		4.5	—	4.5
Income tax effect of pre-tax adjustments (9)	(3.7)	(4.9)	1.2		(9.7)	(11.1)	1.4
Change in valuation allowance (10)	—	14.8	(14.8)		—	14.8	(14.8)
Impact of U.S tax reform (11)	—	—	—		—	(0.3)	0.3
Adjusted net earnings attributable to CDK (1)	$72.4	$87.1	$(14.7)	(17)%	$149.3	$171.2	$(21.9)	(13)%

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Diluted earnings attributable to CDK per share	$0.56	$0.18	$0.38	n/m	$1.01	$0.85	$0.16	19%
Net earnings (loss) from discontinued operations (12)	(0.09)	0.29	(0.38)		(0.17)	0.14	(0.31)
Total stock-based compensation (1) (2)	0.07	0.06	0.01		0.17	0.09	0.08
Amortization of acquired intangible assets (1) (3) (13)	0.03	0.03	—		0.07	0.06	0.01
Transaction and integration-related costs (1) (4)	0.01	—	0.01		0.01	0.07	(0.06)
Legal and other expenses related to regulatory and competition matters (5)	0.01	0.04	(0.03)		0.12	0.10	0.02
Business process modernization program (6)	0.02	0.03	(0.01)		0.04	0.06	(0.02)
Officer transition expense (7)	—	—	—		0.01	—	0.01
Net adjustments related to loss from equity method investment (8)	0.01	—	0.01		0.04	—	0.04
Income tax effect of pre-tax adjustments (9)	(0.03)	(0.04)	0.01		(0.08)	(0.09)	0.01
Change in valuation allowance (10)	—	0.12	(0.12)		—	0.12	(0.12)
Impact of U.S tax reform (11)	—	—	—		—	—	—
Adjusted diluted earnings attributable to CDK per share (1)	$0.59	$0.71	$(0.12)	(17)%	$1.22	$1.40	$(0.18)	(13)%

Weighted-average common shares outstanding:
Diluted	122.6	122.1			122.3	122.1

(1) Excludes amounts attributable to discontinued operations.

(2) Total stock-based compensation expense included in cost of revenue and selling, general and administrative expenses.
(3) Amortization of acquired intangible assets consists of non-cash amortization of intangible assets such as customer lists, purchased software, and trademarks acquired in connection with business combinations. We exclude the impact of amortization of acquired intangible assets because these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into our budgeting process, financial and operational decision making, target leverage calculations, and determination of incentive based pay. Furthermore, management believes that this adjustment enables better comparison of our operating results as amortization of acquired intangibles will not recur in future periods once such intangible assets have been fully amortized. Although we exclude amortization of acquired intangible assets from our presentation of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted net earnings attributable to CDK per share, we believe that it is important for the users of the financial statements to understand that the associated intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
(4) Transaction and integration-related costs include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, included in cost of revenue and selling, general and administrative expenses.
(5) Legal and other expenses, related to regulatory and competition matters included in selling, general and administrative expenses and litigation provision.
(6) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The investment to implement this holistic business reform, including the design and implementation of a new ERP system, which began in the first quarter of fiscal 2020, will be completed over a three-year time horizon. The expense is included in cost of revenue and selling, general and administrative expenses.
(7) Officer transition expense includes severance expense in connection with officer departures included in cost of revenue and selling, general and administrative expenses.
(8) Net adjustments related to loss from equity method investment includes certain portions of Ansira earnings attributable to the equity interest owned by CDK included in loss from equity method investment.
(9) Income tax effect of pre-tax adjustments calculated at applicable statutory rates net of applicable permanent differences.
(10) Increase in valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company does not expect to utilize.
(11) In fiscal 2020, a one-time tax benefit of $0.3 million for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act.
(12) Net earnings (loss) from discontinued operations associated with our planned sale of the International Business and the divestiture of the Digital Marketing Business, which closed on April 21, 2020.
(13) The portion of expense related to noncontrolling interest of $0.1 million and $0.1 million has been removed from amortization of acquired intangible assets during the three months ended December 31, 2020 and 2019, respectively, and $0.2 million and $0.2 million has been removed from amortization of acquired intangible assets during the six months ended December 31, 2020 and 2019, respectively.
Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended December 31, 2020 decreased by $18.8 million as compared to the three months ended December 31, 2019. Adjusted margin decreased from 28.6% to 24.8%. Adjusted earnings before income taxes decreased due to the impact on revenue from the COVID-19 pandemic, the impact of a change in our employee vacation policy, incremental spending related to strategic growth initiatives, partially offset by growth in the core business and lower travel costs as a result of the COVID-19 pandemic.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended December 31, 2020 was 26.2% as compared to 25.5% for the three months ended December 31, 2019. The adjusted effective tax rate for the three months ended December 31, 2020 was primarily impacted by an increase in state income tax and a reduction of certain foreign tax credit benefits. The adjusted effective tax rate for the three months ended December 31, 2019 was impacted by the mix of earnings by jurisdiction.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended December 31, 2020 decreased by $14.7 million as compared to the three months ended December 31, 2019. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the six months ended December 31, 2020 decreased by $22.7 million as compared to the six months ended December 31, 2019. Adjusted margin decreased from 28.2% to 26.0%. Adjusted earnings before income taxes decreased due to the impact on revenue from the COVID-19 pandemic, a one-time revenue adjustment in our adjacency business, higher incentive compensation expenses, the impact of a change in our employee vacation policy, incremental spending related to strategic growth initiatives, partially offset by growth in the core business, lower travel costs as a result of the COVID-19 pandemic, and lower interest expense.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the six months ended December 31, 2020 was 27.9% as compared to 25.6% for the six months ended December 31, 2019. The adjusted effective tax rate for the six months ended December 31, 2020 was primarily impacted by $4.1 million of tax expense from prior year true-up of income taxes payable and $1.4 million of tax expense from recording valuation allowances on foreign net operating losses and U.S. foreign tax credits. In addition fiscal 2021 was impacted by an increase in state income tax and a reduction of certain foreign tax credit benefits. The was partially offset by $0.9 million tax benefit from tax law changes including the High Tax Exception promulgated under the GILTI final regulations. The adjusted effective tax rate for the three months ended December 31, 2019 was impacted by the mix of earnings by jurisdiction.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the six months ended December 31, 2020 decreased by $21.9 million as compared to the six months ended December 31, 2019. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2020	2019	$	%	2020	2019	$	%
Net earnings attributable to CDK	$68.3	$22.3	$46.0	n/m	$124.0	$104.3	$19.7	19%
Margin %	16.8%	5.3%			15.1%	12.5%
Net earnings attributable to noncontrolling interest (1)	1.8	1.8	—		4.1	3.9	0.2
Net earnings (loss) from discontinued operations (2)	(11.3)	36.0	(47.3)		(21.3)	16.8	(38.1)
Provision for income taxes (3) (4)	22.7	40.4	(17.7)		49.7	63.8	(14.1)
Interest expense (5)	34.3	36.2	(1.9)		69.0	73.9	(4.9)
Depreciation and amortization (3) (6)	23.4	22.6	0.8		46.5	44.4	2.1
Total stock-based compensation (3) (7)	9.0	7.2	1.8		21.3	11.0	10.3
Transaction and integration-related costs (3) (8)	1.2	—	1.2		1.2	8.5	(7.3)
Legal and other expenses related to regulatory and competition matters (9)	0.7	4.8	(4.1)		14.7	12.2	2.5
Business process modernization program (10)	2.6	3.3	(0.7)		5.5	7.6	(2.1)
Officer transition expense (11)	—	—	—		1.1	—	1.1
Net adjustments related to loss from equity method investment(12)	2.8	—	2.8		7.3	—	7.3
Adjusted EBITDA	$155.5	$174.6	$(19.1)	(11)%	$323.1	$346.4	$(23.3)	(7)%
Adjusted margin %	38.3%	41.8%			39.4%	41.4%

(1) Net earnings attributable to noncontrolling interest included in the financial statements.

(2) Net earnings (loss) from discontinued operations associated with our announced sale of the International Business, and our divestiture of the Digital Marketing Business, which closed on April 21, 2020, included in the financial statements.
(3) Excludes amounts attributable to discontinued operations.
(4) Provision for income taxes included in the financial statements.
(5) Interest expense included in the financial statements.
(6) Depreciation and amortization expense included in the financial statements.
(7) Total stock-based compensation expense included in cost of revenue and selling, general and administrative expenses.
(8) Transaction and integration-related costs include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, included in cost of revenue and selling, general and administrative expenses.
(9) Legal and other expenses related to regulatory and competition matters included in selling, general and administrative expenses and litigation provision.
(10) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The investment to implement this holistic business reform, including the design and implementation of a new ERP system, which began in the first quarter of fiscal 2020, will be completed over a three-year time horizon. The expense is included in cost of revenue and selling, general and administrative expenses.
(11) Officer transition expense includes severance expense in connection with officer departures included in cost of revenue and selling, general and administrative expenses.
(12) Net adjustments related to loss from equity method investment includes certain portions of Ansira earnings attributable to the equity interest owned by CDK included in loss from equity method investment.
Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019
Adjusted EBITDA. Adjusted EBITDA for the three months ended December 31, 2020 decreased by $19.1 million as compared to the three months ended December 31, 2019. Adjusted margin decreased from 41.8% to 38.3%. Adjusted EBITDA decreased due to the impact on revenue from the COVID-19 pandemic, the impact of a change in our employee vacation policy, incremental spending related to strategic growth initiatives, partially offset by growth in the core business and lower travel costs as a result of the COVID-19 pandemic.
Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019
Adjusted EBITDA. Adjusted EBITDA for the six months ended December 31, 2020 decreased by $23.3 million compared to the six months ended December 31, 2019. Adjusted margin decreased from 41.4% to 39.4%. Adjusted earnings before income taxes decreased due to the impact on revenue from the COVID-19 pandemic, higher incentive compensation expenses, the impact of a change in our employee vacation policy, incremental spending related to strategic growth initiatives, partially offset by growth in the core business, and lower travel costs as a result of the COVID-19 pandemic.
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
As of December 31, 2020, cash and cash equivalents were $62.8 million, total CDK stockholders' deficit was $438.5 million, and total debt was $2,653.8 million, which is net of unamortized financing costs of $24.0 million. Working capital at

December 31, 2020 was $712.4 million, as compared to $179.5 million as of June 30, 2020. Working capital as presented herein excludes current maturities of long-term debt and finance lease liabilities.
At December 31, 2020, we also have $237.6 million of cash and cash equivalents held in our International Business, which is included in current assets held for sale on the Consolidated Balance Sheets. Prior to the completion of the sale, we expect to repatriate cash in excess of $40.0 million, which is the required minimum cash balance to be transferred at closing.
Our borrowings consist of two term loan facilities with an aggregate initial principal of $600.0 million, 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.25% senior notes with a $500.0 million aggregate principal amount due in 2029. The interest rates for the 2024 notes increased to 5.00% from 4.50% effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, none of which was drawn as of December 31, 2020.
The revolving credit facility, the three year term loan facility, and the five year term loan facility are together referred to as the "credit facilities." The credit facilities contain various covenants and restrictive provisions that limit our subsidiaries' ability to incur additional indebtedness, our ability to consolidate or merge with other entities, and our subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of our subsidiaries to pay dividends. If we fail to perform the obligations under these and other covenants, the revolving credit facility could be terminated and any outstanding borrowings, together with accrued interest, under the credit facilities could be declared immediately due and payable. The credit facilities also have, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness we may have in an aggregate principal amount in excess of $75.0 million. The credit facilities also contain financial covenants that provide that (i) the ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio") shall not exceed 3.75 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall be a minimum of 3.00 to 1.00.
On May 4, 2020, we entered into an amendment of our credit facilities that temporarily increased the maximum ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio”) in order to provide additional financial flexibility. Under the amendment, the Leverage Ratio may not exceed: (i) 4.75 to 1.00 for the quarters ended March 31, 2020 through March 31, 2021; and (ii) 4.25 to 1.00 for the quarters ending June 30, 2021 through September 30, 2021. During this period, if at any time the Leverage Ratio exceeds 4.25 to 1.00 or our senior unsecured credit rating is downgraded below BB+ by S&P and below Ba1 by Moody’s, we would be required to provide the creditor banks with a security interest over substantially all of its property to secure the loans and other obligations under the credit agreement and to provide subsidiary guarantees to the creditor banks. We agreed that interest on the credit facilities would be increased by 0.50% and commitment fees by 0.05% until the earlier of: (i) the delivery of our financial statements for the fiscal quarter ending December 31, 2021; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. We believe we are in compliance with our covenants as of December 31, 2020.
Our long-term credit ratings and senior unsecured debt ratings are Ba1 (Stable Outlook) with Moody's, and BB+ (Negative Outlook) with S&P, which are non-investment grade.
Return of Capital Plan. Our return of capital plan is a component of our broader capital allocation strategy. Our top priorities for capital allocation will continue to be a thoughtful balance between: (i) organic investments that will continue to accelerate the growth and performance of the business; (ii) inorganic opportunities that are synergistic with our portfolio and would meaningfully provide additional profitable revenue and increased long-term value; and (iii) return of capital to shareholders through a mix of stock repurchases and dividends, while targeting a leverage ratio, measured as financial debt, net of cash, divided by adjusted EBITDA, at a range of 2.5x to 3.0x net debt to adjusted EBITDA over the long-term.

Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of a return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through December 31, 2020. We are currently limited in our ability to make share repurchases under this authorization (i) due to our May 4, 2020, amendments to our credit agreements that restrict us from making repurchases of our common stock in excess of $40.0 million in any fiscal year through the earlier of: (a) delivery of the financial statements for the fiscal quarter ending December 31, 2021, provided certain conditions are met; and (b) the provision of the relevant liens and subsidiary guarantees to the creditor banks, and (ii) because our leverage ratio of net debt to adjusted EBITDA as of December 31, 2020, is currently in excess of our target leverage ratio. As a result, we do not anticipate making any material share repurchases in fiscal 2021.

Dividends to Common Stockholders. For fiscal 2021, we expect to declare and pay dividends with an aggregate value of approximately $73.0 million. The Board of Directors most recently declared a quarterly cash dividend of $0.15 per share, which was payable on December 30, 2020 to shareholders of record at the close of business on December 1, 2020. We paid dividends of $36.5 million and $36.5 million during the six months ended December 31, 2020 and 2019, respectively.

Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019, are summarized as follows:

	Six Months Ended
	December 31,
	2020	2019	$ Change
Cash provided by (used in):
Operating activities, continuing operations	$147.3	$140.2	$7.1
Operating activities, discontinued operations	25.9	38.5	(12.6)
Investing activities, continuing operations	(42.0)	(40.2)	(1.8)
Investing activities, discontinued operations	(4.6)	(7.9)	3.3
Financing activities, continuing operations	(70.8)	(219.0)	148.2
Financing activities, discontinued operations	—	(1.1)	1.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	22.1	1.3	20.8
Net change in cash, cash equivalents and restricted cash	$77.9	$(88.2)	$166.1

Net cash flows provided by operating activities from continuing operations increased by $7.1 million due to an increase of $26.7 million in net working capital components, timing of payments made to our vendors and tax authorities, and cash received from our customers in the normal course of business including those related to our transition services agreement in connection with the sale of the Digital Marketing Business, partially offset by lower net earnings adjusted for non-cash charges.
Net cash flows provided by operating activities from discontinued operations decreased by $12.6 million due to lower cash as a result of the sale of the Digital Marketing Business in the fourth quarter of fiscal 2020.
Net cash flows used in investing activities from continuing operations increased by $1.8 million primarily attributable to the increase in capitalized software and capital expenditures.
Net cash flows used in financing activities decreased by $148.2 million primarily due to the repayment of senior notes in fiscal 2020, partially offset by the repayment of our revolving credit facility in fiscal 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no significant changes to our quantitative and qualitative disclosures about market risk during the second quarter of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported in the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting. During the three months ended December 31, 2020, there were no significant changes to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 11, Commitments and Contingencies, of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
October 1 - 31, 2020	90	$44.74	—	$502,297,495
November 1 - 30, 2020	1,454	$46.96	—	$502,297,495
December 1 - 31, 2020	9,433	$50.48	—	$502,297,495
Total	10,977	$49.97	—
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
10.1
Share Sale and Purchase Agreement, dated November 27,2020, by and among CDK Global, Inc., and Concorde Bidco limited, with respect to all of the issued share capital of CDK Global Holdings (UK) Limited
X
10.2	Offer Letter, dated December 2, 2020, by and between CDK Global, Inc. and Eric Guerin	8-K	1-36486	10.1	12/15/2020
31.1	Certification by Brian Krzanich pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Eric J. Guerin pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian Krzanich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Eric J. Guerin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL instance document - The instance document does not appear in the interactive data file because its XBRL tags are embedded in the Inline XBRL document.					X
101.SCH	XBRL taxonomy extension schema document					X
101.CAL	XBRL taxonomy extension calculation linkbase document					X
101.LAB	XBRL taxonomy label linkbase document					X
101.PRE	XBRL taxonomy extension presentation linkbase document					X
101.DEF	XBRL taxonomy extension definition linkbase document					X
104	The cover page from this Current Report on Form 10-Q, formatted as Inline XBRL.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK GLOBAL, INC.

Date:	February 8, 2021	/s/ Eric J. Guerin
Eric J. Guerin
Executive Vice President, Chief Financial Officer (principal financial officer)

Date:	February 8, 2021	/s/ Jennifer A. Williams
Jennifer A. Williams
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)