Form 10-Q
period 2021-03-31
CDK Global, Inc.
filed 2021-05-07
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 121,773,779.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$433.1	$426.4	$1,253.1	$1,262.3

Expenses:
Cost of revenue	221.3	198.8	653.7	598.9
Selling, general and administrative expenses	90.2	81.6	263.8	259.1
Litigation provision	—	—	12.0	—
Total expenses	311.5	280.4	929.5	858.0
Operating earnings	121.6	146.0	323.6	404.3

Interest expense	(32.2)	(35.2)	(101.2)	(109.1)
Loss on extinguishment of debt	(2.2)	—	(2.2)	—
Loss from equity method investment	(19.6)	—	(24.8)	—
Other income (loss), net	3.6	(1.7)	32.3	2.7

Earnings before income taxes	71.2	109.1	227.7	297.9

Provision for income taxes	(24.1)	(31.7)	(73.8)	(95.5)

Net earnings from continuing operations	47.1	77.4	153.9	202.4
Net earnings (loss) from discontinued operations	815.8	(17.9)	837.1	(34.7)
Net earnings	862.9	59.5	991.0	167.7
Less: net earnings attributable to noncontrolling interest	2.0	1.9	6.1	5.8
Net earnings attributable to CDK	$860.9	$57.6	$984.9	$161.9

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.37	$0.62	$1.21	$1.62
Discontinued operations	6.69	(0.15)	6.87	(0.29)
Total net earnings attributable to CDK per share - basic	$7.06	$0.47	$8.08	$1.33

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.36	$0.62	$1.21	$1.61
Discontinued operations	6.64	(0.15)	6.83	(0.28)
Total net earnings attributable to CDK per share - diluted	$7.00	$0.47	$8.04	$1.33

Weighted-average common shares outstanding:
Basic	122.0	121.6	121.9	121.5
Diluted	122.9	122.2	122.5	122.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net earnings	$862.9	$59.5	$991.0	$167.7
Total other comprehensive income (loss)
Currency translation adjustments	37.6	(39.7)	98.0	(27.6)
Total other comprehensive income (loss)	37.6	(39.7)	98.0	(27.6)
Comprehensive income	900.5	19.8	1,089.0	140.1
Less: comprehensive income attributable to noncontrolling interest	2.0	1.9	6.1	5.8
Comprehensive income attributable to CDK	$898.5	$17.9	$1,082.9	$134.3

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except par values)
(Unaudited)

	March 31,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,131.8	$80.8
Accounts receivable, net	248.7	242.0
Other current assets	182.0	148.4
Current assets held for sale	—	214.4
Total current assets	1,562.5	685.6
Property, plant and equipment, net of accumulated depreciation of $242.7 and $221.7, respectively	79.4	96.7
Other assets	413.4	418.3
Goodwill	1,013.6	999.5
Intangible assets, net	252.9	229.5
Long-term assets held for sale	—	424.5
Total assets	$3,321.8	$2,854.1

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$500.3	$20.7
Accounts payable	29.2	34.3
Accrued expenses and other current liabilities	207.3	173.5
Income taxes payable	165.0	14.8
Litigation liability	34.0	57.0
Accrued payroll and payroll-related expenses	66.1	52.5
Short-term deferred revenue	39.6	44.6
Current liabilities held for sale	—	129.4
Total current liabilities	1,041.5	526.8
Long-term debt and finance lease liabilities	1,589.4	2,655.1
Long-term deferred revenue	41.7	39.4
Deferred income taxes	80.0	76.4
Other liabilities	103.5	96.5
Long-term liabilities held for sale	—	40.6
Total liabilities	2,856.1	3,434.8

Commitments and Contingencies (Note 12)

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 121.8 and 121.5 shares outstanding, respectively	1.6	1.6
Additional paid-in-capital	705.0	687.9
Retained earnings	1,966.6	1,045.5
Treasury stock, at cost: 38.6 and 38.8 shares, respectively	(2,294.9)	(2,305.2)
Accumulated other comprehensive income (loss)	72.1	(25.9)
Total CDK stockholders' equity (deficit)	450.4	(596.1)
Noncontrolling interest	15.3	15.4
Total stockholders' equity (deficit)	465.7	(580.7)
Total liabilities and stockholders' equity (deficit)	$3,321.8	$2,854.1
See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net earnings	$991.0	$167.7
Less: net earnings (loss) from discontinued operations	837.1	(34.7)
Net earnings from continuing operations	153.9	202.4
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	71.1	66.7
Loss from equity method investment	24.8	—
Deferred income taxes	0.7	14.9
Stock-based compensation expense	31.7	13.1
Other	9.2	13.2
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Change in accounts receivable	(5.1)	(44.3)
Change in other assets	(43.8)	(26.6)
Change in accounts payable	(4.8)	9.5
Change in accrued expenses and other liabilities	16.2	(8.1)
Net cash flows provided by operating activities, continuing operations	253.9	240.8
Net cash flows provided by operating activities, discontinued operations	6.9	70.9
Net cash flows provided by operating activities	260.8	311.7

Cash Flows from Investing Activities
Capital expenditures	(15.2)	(13.9)
Capitalized software	(51.0)	(42.5)
Acquisitions of businesses, net of cash acquired	(18.1)	—
Investment in certificates of deposit	—	(12.0)
Proceeds from maturities of certificates of deposit	—	12.0
Purchases of investments	—	(20.0)
Net cash flows used in investing activities, continuing operations	(84.3)	(76.4)
Net cash flows provided by (used in) investing activities, discontinued operations	1,380.9	(12.3)
Net cash flows provided by (used in) investing activities	1,296.6	(88.7)

Cash Flows from Financing Activities
Net proceeds (repayments) of revolving credit facilities	(15.0)	100.0
Repayments of long-term debt and lease liabilities	(578.0)	(265.8)
Dividends paid to stockholders	(54.8)	(54.7)
Proceeds from exercises of stock options	2.1	6.1
Withholding tax payments for stock-based compensation awards	(4.5)	(5.7)
Dividend payments to noncontrolling owners	(6.2)	(6.6)
Acquisition-related payments	—	(5.3)
Net cash flows used in financing activities, continuing operations	(656.4)	(232.0)
Net cash flows used in financing activities, discontinued operations	—	(1.1)
Net cash flows used in financing activities	(656.4)	(233.1)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash, including cash classified in current assets held for sale	21.1	(15.6)

Net change in cash and cash equivalents, and restricted cash, including cash classified in current assets held for sale	922.1	(25.7)
Net change in cash classified in current assets held for sale	134.9	58.0
Net change in cash, cash equivalents, and restricted cash	1,057.0	32.3

Cash, cash equivalents, and restricted cash, beginning of period	97.3	144.2
Cash, cash equivalents, and restricted cash, end of period	$1,154.3	$176.5

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$1,131.8	$165.6
Restricted cash in funds held for clients included in other current assets	22.5	10.9
Total cash, cash equivalents, and restricted cash	$1,154.3	$176.5

Supplemental Disclosures
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$62.7	$33.9
Interest, continuing operations	81.7	88.1

Non-cash investing and financing activities, continuing operations:
Capitalized property and equipment obtained under lease	12.7	14.5
Lease liabilities incurred	(12.7)	(14.5)
Capital expenditures and capitalized software, accrued not paid	0.3	0.9

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
	Shares Issued	Amount
Balance as of December 31, 2020	160.3	$1.6	$696.3	$1,124.4	$(2,295.3)	$34.5	$(438.5)	$13.3	$(425.2)
Net earnings	—	—	—	860.9	—	—	860.9	2.0	862.9
Foreign currency translation adjustments	—	—	—	—	—	37.6	37.6	—	37.6
Stock-based compensation expense and related dividend equivalents	—	—	9.3	(0.4)	—	—	8.9	—	8.9
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(0.6)	—	0.4	—	(0.2)	—	(0.2)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Balance as of March 31, 2021	160.3	$1.6	$705.0	$1,966.6	$(2,294.9)	$72.1	$450.4	$15.3	$465.7

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
	Shares Issued	Amount
Balance as of December 31, 2019	160.3	$1.6	$683.0	$979.1	$(2,308.5)	$5.4	$(639.4)	$12.4	$(627.0)
Net earnings	—	—	—	57.6	—	—	57.6	1.9	59.5
Foreign currency translation adjustments	—	—	—	—	—	(39.7)	(39.7)	—	(39.7)
Stock-based compensation expense and related dividend equivalents	—	—	3.2	(0.2)	—	—	3.0	—	3.0
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(0.8)	—	2.0	—	1.2	—	1.2
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.2)	—	—	(18.2)	—	(18.2)
Balance as of March 31, 2020	160.3	$1.6	$685.4	$1,018.3	$(2,306.5)	$(34.3)	$(635.5)	$14.3	$(621.2)

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

Nine Months Ended March 31, 2021

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
	Shares Issued	Amount
Balance as of June 30, 2020	160.3	$1.6	$687.9	$1,045.5	$(2,305.2)	$(25.9)	$(596.1)	$15.4	$(580.7)
Cumulative impact of ASC 326 - current expected credit losses, net of tax	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Net earnings	—	—	—	984.9	—	—	984.9	6.1	991.0
Foreign currency translation adjustments	—	—	—	—	—	98.0	98.0	—	98.0
Stock-based compensation expense and related dividend equivalents	—	—	29.8	(0.8)	—	—	29.0	—	29.0
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(12.7)	—	10.3	—	(2.4)	—	(2.4)
Dividends paid to stockholders ($0.45 per share)	—	—	—	(54.8)	—	—	(54.8)	—	(54.8)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.2)	(6.2)
Balance as of March 31, 2021	160.3	$1.6	$705.0	$1,966.6	$(2,294.9)	$72.1	$450.4	$15.3	$465.7

Nine Months Ended March 31, 2020

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
	Shares Issued	Amount
Balance as of June 30, 2019	160.3	$1.6	$688.5	$911.6	$(2,324.6)	$(6.7)	$(729.6)	$15.1	$(714.5)
Net earnings	—	—	—	161.9	—	—	161.9	5.8	167.7
Foreign currency translation adjustments	—	—	—	—	—	(27.6)	(27.6)	—	(27.6)
Stock-based compensation expense and related dividend equivalents	—	—	14.6	(0.5)	—	—	14.1	—	14.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(17.7)	—	18.1	—	0.4	—	0.4
Dividends paid to stockholders ($0.45 per share)	—	—	—	(54.7)	—	—	(54.7)	—	(54.7)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance as of March 31, 2020	160.3	$1.6	$685.4	$1,018.3	$(2,306.5)	$(34.3)	$(635.5)	$14.3	$(621.2)

See notes to the consolidated financial statements.

CDK Global, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
(Unaudited)
Note 1. Basis of Presentation
Description of Business. CDK Global, Inc. (the "Company" or "CDK") is a leading provider of integrated data and technology solutions to the automotive, heavy truck, recreation and heavy equipment industries. Focused on enabling end-to-end, omnichannel retail commerce through open, agnostic technology, the Company provides solutions to dealers and original equipment manufacturers ("OEMs"), serving nearly 15,000 retail locations in North America. The Company's solutions connect people with technology by automating and integrating all parts of the dealership and buying process, including the acquisition, sale, financing, insuring, parts supply, repair and maintenance of vehicles.
Basis of Preparation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect assets, liabilities, revenue, and expenses that are reported in the accompanying financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.
The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the "Annual Report").
On March 1, 2021, the Company completed the sale of the CDK International business (the “International Business”) to Francisco Partners. Following the sale of International Business, the Company is organized as a single operating segment. The assets and liabilities of the International Business were classified as held for sale on the Consolidated Balance Sheet as of June 30, 2020. The financial results are presented in net earnings (loss) from discontinued operations in the Consolidated Statements of Operations for all periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, discussion in these Notes to the Consolidated Financial Statements refers to our continuing operations. For additional information, refer to Note 4 - Discontinued Operations.
Effective July 1, 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. For additional information, refer to Note 8 - Allowance for Credit Losses.
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report. Included below are certain updates to those policies.
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified in other current assets on the Consolidated Balance Sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the Consolidated Balance Sheets. Funds receivable was $41.1 million and $40.7 million, and funds held for clients was $22.5 million and $16.5 million as of March 31, 2021 and June 30, 2020, respectively. Client fund obligations were $63.6 million and $57.2 million as of March 31, 2021 and June 30, 2020, respectively.

Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed. Pursuant to its software policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $19.4 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively, and $55.7 million and $34.5 million for the nine months ended March 31, 2021 and 2020, respectively. These expenses were classified in cost of revenue on the Consolidated Statements of Operations. Additionally, the Company had cash flows used for qualifying capitalized software development costs of $51.0 million and $42.5 million for the nine months ended March 31, 2021 and 2020, respectively.
Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected on the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility (as described in Note 10 - Debt), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The approximate aggregate fair value of the Company's senior notes as of March 31, 2021 was $2,221.5 million, based on quoted market prices for the same or similar instruments, compared to a carrying value of $2,100.0 million. The term loan facilities and senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Investments. The carrying amount of equity investments, included in other assets on the Consolidated Balance Sheets, was $52.9 million and $76.1 million as of March 31, 2021 and June 30, 2020, respectively. These amounts include a $20.0 million equity investment that is accounted for under the cost method as it does not have a readily determinable fair value. The remaining investments, which are accounted for under the equity method, totaled $32.9 million and $56.1 million as of March 31, 2021 and June 30, 2020, respectively. During the three months ended March 31, 2021, the Company recorded a $14.5 million impairment charge related to one of its equity investments.
Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements. The Company adopted ASU 2016-13 on July 1, 2020. Refer to Note 8 - Allowance for Credit Losses, for the required disclosures related to the adoption of this standard.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting” ("ASU 2020-04"). This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848), Scope" ("ASU 2021-01"), which expands the scope of Topic 848 to include derivative instruments impacted by discounting transition. These ASUs would apply to companies meeting certain criteria that have contracts, derivatives, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. These standards are effective upon issuance and may be applied retrospectively as of any date from the beginning interim period that includes March 12, 2020 or prospectively. The Company adopted ASU 2020-04 and ASU 2021-01 with no material impact on the consolidated financial statements.
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
Note 4. Discontinued Operations
International Business. On March 1, 2021, the Company completed its sale of the International Business to Francisco Partners for $1.45 billion in cash after meeting customary closing conditions and obtaining regulatory approvals. The Company recorded a pre-tax gain on sale of $965.6 million, subject to post-closing adjustments. The pre-tax gain on sale includes a $37.9 million reclassification of net currency losses from accumulated other comprehensive income.The pre-tax gain on sale excludes transaction costs of $32.4 million, which are recorded as selling, general and administrative expenses in the table below. The assets and liabilities of the International Business were classified as held for sale on the Consolidated Balance Sheet as of June 30, 2020. The financial results are presented in net earnings (loss) from discontinued operations in the Consolidated Statements of Operations for all periods presented. The Company expects to provide limited services to Francisco Partners to assist in the integration of the International Business through early fiscal 2022.

Digital Marketing Business. On April 21, 2020, the Company completed its sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc., which is a subsidiary of Advent International.
The following table summarizes the comparative financial results of discontinued operations which are presented in net earnings (loss) from discontinued operations in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenue	$62.9	$89.9	$223.5	$248.2
Cost of revenue	25.4	43.7	100.8	126.8
Selling, general and administrative expenses	37.3	24.2	83.6	70.2
Restructuring expenses	—	—	11.2	—
Operating earnings	0.2	22.0	27.9	51.2
Interest expense	—	(0.1)	(0.1)	(0.3)
Other income, net	2.2	1.4	2.5	0.6
Earnings before income taxes	2.4	23.3	30.3	51.5
Gain on sale of the International Business	965.6	—	965.6	—
Provision for income taxes	(157.2)	(6.3)	(164.6)	(11.3)
Net earnings from discontinued operations - International Business	$810.8	$17.0	$831.3	$40.2

Net earnings (loss) from discontinued operations - Digital Marketing Business	$5.0	$(34.9)	$5.8	$(74.9)

Net earnings (loss) from discontinued operations	$815.8	$(17.9)	$837.1	$(34.7)
The total assets and liabilities held for sale related to discontinued operations for the International Business as of June 30, 2020 are stated separately on the Consolidated Balance Sheets and comprised the following items:

June 30,
2020
Assets
Cash and cash equivalents	$134.9
Accounts Receivable	58.0
Prepaid and other current assets	21.5
Total current assets	214.4
Property, plant and equipment, net	12.4
Other assets	57.4
Goodwill	349.0
Intangible assets, net	5.7
Total assets held for sale	$638.9

Liabilities:
Accounts payable	$5.1
Deferred revenue	63.3
Accrued expenses and other current liabilities	35.5
Accrued payroll and payroll-related expenses	25.5
Total current liabilities	129.4
Long-term deferred revenues	13.4
Deferred income taxes	2.0
Other liabilities	25.2
Total liabilities held for sale	$170.0

Note 5. Acquisition
Square Root. On February 1, 2021, the Company acquired Square Root, Inc. ("Square Root"), an Austin-based developer of data curation software for original equipment manufacturers ("OEMs"). The Company acquired all of the outstanding equity of Square Root for an initial purchase price of $20.0 million in cash. The acquisition includes a contingent purchase price payment of up to $5.0 million, which becomes payable if certain performance conditions are met by Square Root over a two-year period after the closing.
Note 6. Revenue
Contract Balances. The Company receives payments from customers based upon contractual billing schedules. Payment terms can vary by contract but the period between invoicing and when payments are due is not significant. The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in unbilled receivables, contract assets, or contract liabilities, on the Consolidated Balance Sheets. Unbilled receivables are recorded when the right to consideration becomes unconditional based only on the passage of time. Contract assets include amounts related to the Company's contractual right to consideration for completed performance when the right to consideration is conditional on something other than the passage of time. The Company records contract liabilities when cash payments are received or due in advance of performance. Contract assets and contract liabilities are recognized at the contract level.
The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers:

	March 31, 2021	June 30, 2020
Accounts receivable (including unbilled receivables)	$248.7	$242.0

Short-term contract assets (included in other current assets)	63.2	42.6
Long-term contract assets (included in other assets)	23.6	34.6
Short-term contract liabilities (included in short-term deferred revenue)	(39.6)	(44.6)
Long-term contract liabilities (included in long-term deferred revenue)	(41.7)	(39.4)

During the nine months ended March 31, 2021 and 2020, the Company recognized $75.0 million and $97.5 million, respectively, of revenue upon satisfaction of performance obligations. These amounts were included in contract liabilities at the beginning of their respective fiscal periods. During the nine months ended March 31, 2021 and 2020, the Company invoiced and reclassified to accounts receivable $31.3 million and $17.7 million, respectively. These amounts were included in contract assets at the beginning of their respective fiscal periods. The Company had no asset impairment charges related to contract assets in the periods presented.
The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company's assessment of whether an estimate of variable consideration is constrained. For the nine months ended March 31, 2021, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not significant.
Remaining Performance Obligations. As of March 31, 2021, the Company had $2.5 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize approximately $290 million of the remaining performance obligations as revenue during the remainder of the fiscal year ending June 30, 2021 ("fiscal 2021"), $830 million for the fiscal year ended June 30, 2022, $620 million for the fiscal year ended June 30, 2023, $410 million for the fiscal year ended June 30, 2024, $230 million for the fiscal year ended June 30, 2025, and $110 million thereafter. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
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
As of March 31, 2021 and June 30, 2020, the Company had capitalized contract acquisition and fulfillment costs of $188.4 million and $178.7 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the nine months ended March 31, 2021 and 2020, the Company recognized cost amortization of $54.9 million and $54.4 million, respectively, and there were no significant impairment losses.

Revenue Disaggregation. The following table presents revenue by category for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Subscription	$332.1	$331.7	$984.3	$1,000.9
On-site license and installation	1.4	2.4	4.6	7.5
Transaction	43.3	38.1	126.3	120.6
Other	56.3	54.2	137.9	133.3
Total	$433.1	$426.4	$1,253.1	$1,262.3

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
The following table summarizes the components of earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net earnings from continuing operations attributable to CDK	$45.1	$75.5	$147.8	$196.6
Net earnings (loss) from discontinued operations	815.8	(17.9)	837.1	(34.7)
Net earnings attributable to CDK	$860.9	$57.6	$984.9	$161.9

Weighted-average shares outstanding:
Basic	122.0	121.6	121.9	121.5
Effect of dilutive securities(1)	0.9	0.6	0.6	0.6
Diluted	122.9	122.2	122.5	122.1

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.37	$0.62	$1.21	$1.62
Discontinued operations	6.69	(0.15)	6.87	(0.29)
Total net earnings attributable to CDK per share - basic	$7.06	$0.47	$8.08	$1.33

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.36	$0.62	$1.21	$1.61
Discontinued operations	6.64	(0.15)	6.83	(0.28)
Total net earnings attributable to CDK per share - diluted	$7.00	$0.47	$8.04	$1.33
(1) The dilutive effect of outstanding stock options, restricted stock units, restricted stock, and performance share units is reflected in the diluted weighted-average shares outstanding using the treasury stock method.
The weighted-average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of anti-dilutive securities. The potential common shares excluded were 0.7 million and 0.9 million for the three months ended March 31, 2021 and 2020, respectively, and 1.0 million and 0.8 million for the nine months ended March 31, 2021 and 2020, respectively.

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
The Company is exposed to credit losses primarily through the sales of its products and services. The majority of the Company’s receivables are trade receivables due in less than one year. Financial assets also include the short and long-term portions of contract assets, lease receivables and other accrued and unbilled receivables. Refer to Note 6 - Revenue for more information about contract assets.
The Company has identified the following risk characteristics of its customers and the related receivables and financial assets: geographic region, major line of business (e.g. Automotive, OEM, etc.), size or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, adjusted for external data and macroeconomic factors such as unemployment rates in certain operating regions or automobile sales. Due to the short-term nature of trade receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the receivable balances, the financial condition of customers and the Company’s historical loss rates. For certain other financial assets, the expected credit losses are also evaluated based on the credit rating of the counterparty, or reasonable and supportable forecasts of future economic conditions. While developments related to the COVID-19 pandemic continue to evolve, management has elected to make judgmental adjustments to the historical loss rates based on expected impacts. Additionally, specific reserves are established for certain financial assets on an individual basis when they no longer meet the criteria to be classified in a particular pool. Should a particular asset’s risk characteristics change, the Company will assess whether the asset should be moved to another pool. This analysis and the review of credit quality indicators are performed at each quarter-end, or more often as deemed necessary based on specific facts and circumstances.
The Company also carries financial assets that are attributable to the sale of the Digital Marketing Business and the International Business. These assets primarily consist of a 10-year note receivable, receivables related to transition services agreements in connection with the sale of the businesses, and the fair value of contingent consideration. Specific reserves are established for these assets on an individual basis if it is determined that there is a higher probability of default, which considers the aging of the receivable balances and the financial condition of the counterparties.
The Company’s monitoring activities include timely account reconciliation, reviews of credit and collection performance, consideration of customers' financial conditions and macroeconomic conditions. For trade receivables and unbilled accounts receivable, credit quality indicators relate to collection history and the delinquency status of amounts due, which is determined based on the aging of such receivables. For certain other financial assets including contract assets, lease receivables, other accrued and unbilled receivables, and financial assets attributable to the sale of the Digital Marketing Business, credit quality indicators are generally based on rating agency data, publicly available information and information provided by customers which may affect their ability to pay. Financial assets are written off when they are determined to be uncollectible.
Credit loss expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis to present the net amount expected to be collected as of March 31, 2021.

	Accounts receivable, net	Other current assets	Other assets	Total
Balance as of June 30, 2020	$10.6	$—	$—	$10.6
Cumulative-effect adjustment upon adoption(1)	0.7	0.5	8.2	9.4
Provision (release of provision) for expected credit losses	(2.6)	0.6	1.2	(0.8)
Write-offs	(1.8)	—	—	(1.8)
Other	0.2	—	—	0.2
Balance as of March 31, 2021	$7.1	$1.1	$9.4	$17.6
(1) Cumulative-effect adjustment excludes amounts related to the International Business, which represented an allowance for expected credit losses of $1.5 million.

Note 9. Leases
CDK as a Lessor. The Company’s hardware-as-a-service arrangements, in which the Company provides customers continuous access to CDK owned hardware, such as networking and telephony equipment and laser printers, are accounted for as sales-type leases under ASC 842 "Leases", as amended ("ASC 842"), primarily because they do not contain substantive substitution rights. Since the Company elected to not reassess prior conclusions related to arrangements containing leases, the lease classification, and the initial direct costs, only hardware leases that commenced or are modified on or subsequent to July 1, 2019, are accounted for under ASC 842. Historically, the Company accounted for these arrangements as a distinct performance obligation under the revenue recognition guidance and recognized revenue over the term of the arrangement. Sales-type lease arrangements follow the Company’s customary contracting practices and, generally include a fixed monthly fee for the lease and non-lease components for the duration of the contract term. The Company does not typically provide renewal, termination or purchase options to its customers.
The Company recognizes net investment in sales-type leases based on the present value of the lease receivable when collectibility is probable. The Company accounts for lease and non-lease components such as maintenance costs, separately. Consideration is allocated between lease and non-lease components based on stand-alone selling price.
The following summarizes components of net lease income reported in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue (1)	$12.4	$6.0	$30.7	$21.8
Cost of revenue	(10.5)	(6.7)	(28.2)	(21.8)
Interest income	0.6	0.2	1.6	0.4
Total lease income (loss)	$2.5	$(0.5)	$4.1	$0.4
(1) Revenue from lease components is included in other revenue category.

Note 10. Debt
Long-term debt and finance lease liabilities consisted of:

	March 31, 2021	June 30, 2020
Revolving credit facility, matures 2023	$—	$15.0
Three-year term loan facility, due 2021	—	300.0
Five-year term loan facility, due 2023	—	273.8
4.50% senior notes, due 2024	500.0	500.0
5.875% senior notes, due 2026	500.0	500.0
4.875% senior notes, due 2027	600.0	600.0
5.250% senior notes due 2029	500.0	500.0
Finance lease liabilities	10.1	14.1
Unamortized debt financing costs	(20.4)	(27.1)
Total debt and finance lease liabilities	$2,089.7	$2,675.8
Current maturities of long-term debt and finance lease liabilities	500.3	20.7
Total long-term debt and finance lease liabilities	$1,589.4	$2,655.1
Revolving Credit Facility. On August 17, 2018, the Company entered into a five-year senior unsecured revolving credit facility (the "revolving credit facility"). The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in Euro, Pound Sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were zero and $132.5 million for the three months ended March 31, 2021 and 2020, respectively, and $58.1 million and $94.1 million for the nine months ended March 31, 2021 and 2020, respectively.
Term Loan Facilities. On March 1, 2021, the Company repaid the indebtedness and closed the $300.0 million term loan facility due August 17, 2021 (the "three year term loan facility"), and a $300.0 million term loan facility due August 17, 2023 (the "five year term loan facility"). As a result, the Company recorded expenses for the write-off of unamortized debt financing costs of $2.2 million in loss on extinguishment of debt in the Consolidated Statements of Operations.
Senior Notes. On March 24, 2021, the Company issued a call notice to holders of the 5.875% unsecured senior notes with a $500.0 million aggregate principal amount due in 2026 (the "2026 notes") to exercise its irrevocable right to repay the indebtedness prior to the maturity date. As of March 31, 2021, the 2026 notes were reclassified from long-term debt and finance lease liabilities to current maturities of long-term debt and finance lease liabilities on the Consolidated Balance Sheet. On April 23, 2021, the Company repaid all indebtedness under the 2026 notes. As a result, the Company expects to record expenses of $18.5 million for the call premium and $4.8 million for the write-off of unamortized debt financing costs in the fourth quarter of fiscal 2021.
Unamortized Debt Financing Costs. As of March 31, 2021 and June 30, 2020, unamortized debt financing costs were $20.4 million and $27.1 million, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded to interest expense in the Consolidated Statements of Operations.
Note 11. Income Taxes
Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2021 and 2020 was 33.8% and 29.1%, respectively. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by $7.0 million of tax expense for a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that is not expected to be realized and $1.3 million tax expense for non-deductible officers compensation offset by a $2.4 million tax benefit related to the prior year. The effective tax rate for the three months ended March 31, 2020 was impacted by $7.0 million of tax expense due to the Company's change in assertion about its intent to indefinitely reinvest prior undistributed earnings of foreign subsidiaries.

The effective tax rate for the nine months ended March 31, 2021 and 2020 was 32.4% and 32.1%, respectively. The effective tax rate for the nine months ended March 31, 2021 was impacted by $7.0 million of tax expense for a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that is not expected to be realized, $4.8 million tax expense from officer's compensation limitation, $1.7 million of tax expense related to the prior year, and $1.4 million of tax expense from recording valuation allowances on U.S. foreign tax credits. The effective tax rate for the nine months ended March 31, 2020 was primarily impacted by $14.8 million of tax expense from the increase in the valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company does not expect to utilize, $7.0 million of tax expense due to the Company's change in assertion about its intent to indefinitely reinvest prior undistributed earnings of foreign subsidiaries and $1.3 million of tax expense from officers compensation limitation.
Valuation Allowances. The Company had valuation allowances of $12.4 million and $4.3 million as of March 31, 2021 and June 30, 2020, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize actual and future capital losses to offset future taxable earnings. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets.
During the nine months ended March 31, 2021, the valuation allowance balance increase of $8.1 million is primarily related to $7.0 million valuation allowance recorded on a deferred tax asset for the future capital loss on an equity method investment that is not expected to be realized and $1.9 million additional valuation allowance related to certain U.S. tax credits offset by $0.8 million reversal of the valuation allowance on U.S. capital losses driven by capital gains from the sale of held-for-sale assets.
Unrecognized Income Tax Benefits. As of March 31, 2021 and June 30, 2020, the Company had unrecognized income tax benefits of $24.2 million and $22.2 million, respectively. Of these amounts, $7.3 million and $5.5 million, respectively, would have a net impact on the effective tax rate if recognized. During the nine months ended March 31, 2021, the Company increased its unrecognized income tax benefits related to current tax positions by $1.8 million and its prior period tax positions by $0.3 million based on information that indicates the extent to which certain tax positions are more likely than not of being sustained. Based on the expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will change in the next twelve months and it is estimated to be a $1.3 million tax benefit against the liability.
Withholding Taxes on Unremitted Foreign Earnings. During the three months ended March 31, 2020, the Company removed its assertion that foreign earnings are indefinitely reinvested, making foreign earnings available for repatriation as necessary and as a result recognized $7.0 million of withholding taxes. In addition, earlier in fiscal 2020 a reduction of $0.3 million was recorded for an accrual for foreign withholding taxes originally recorded as a result of the Tax Reform Act. For the nine months ended March 31, 2021, the Company recognized $1.2 million of withholding taxes from foreign earnings which are not indefinitely reinvested.
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
Taxpayer Certainty and Disaster Tax Relief Act of 2020 (“the Tax Relief Act”). On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (“the Tax Relief Act”) was signed into law. The Tax Relief Act, among other things includes provisions related to the reducibility of Paycheck Protection Program ("PPP") expenses paid with PPP loan proceeds, payroll tax credits, modifications to the meals and entertainment deduction, increased limitations on charitable deductions for corporate taxpayers, and enhancements of expiring tax “extender” provisions. The Company has completed its assessment of the impact of the legislation, and there is no significant impact on the consolidated financial statements.

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
•Motor Vehicle Software Corporation (“MVSC”) brought a suit against CDK Global, LLC (after initially naming the Company), Reynolds, and Computerized Vehicle Registration (“CVR”), a majority owned joint venture of the Company. MVSC’s suit was originally filed on February 3, 2017, in the U.S. District Court for the Central District of California. On October 10, 2019, CDK Global, LLC and MVSC entered into a settlement agreement that resulted in a dismissal of all claims brought by MVSC in the MDL as against CDK Global, LLC and CVR, and CDK Global, LLC making a one-time cash payment to MVSC.
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
The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company’s settlements with Authenticom, i3 Brands, MVSC, and Cox and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. In the fourth quarter of fiscal 2019, the Company initially recorded a litigation provision of $90 million and has continued to re-assess the liability in each subsequent quarter. In the first quarter of fiscal 2021, the Company's reassessment of its litigation liability resulted in an increase of $12.0 million. As of March 31, 2021, the litigation liability for the remaining unsettled cases was $34 million. This estimated loss is based upon currently available information and represents the Company’s best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) significant factual issues remain to be resolved; (iii) expert perspectives with respect to, among other things, alleged antitrust injury and damages is widely divergent and remains subject to dispositive motions; (iv) the absence of productive settlement discussions to date with the remaining plaintiffs; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company’s estimate does not incorporate or reflect the potential value of the Company’s counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
On June 22, 2017, the Company received from the Federal Trade Commission ("FTC") a Civil Investigative Demand consisting of specifications calling for the production of documents relating to any agreements between the Company and Reynolds. Parallel document requests have been received from certain states' Attorneys General. Since 2017, the Company has engaged in continuing communication with and received subsequent requests from the FTC related to its investigation. The Company has responded to the requests and no proceedings have been instituted. The Company believes there has not been any conduct by the Company or its current or former employees that would be actionable under the antitrust laws in connection with the agreements between the Company and Reynolds or otherwise. At this time, the Company does not have sufficient information to predict the outcome of, or the cost of responding to or resolving, these investigations.
Other Commitments and Contingencies. In the normal course of business, the Company may enter into contracts in which the Company makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.
The Company has provided approximately $28.1 million of guarantees as of March 31, 2021 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $1.8 million as of March 31, 2021 in letters of credit outstanding primarily in connection with insurance programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including: statements regarding the Company’s business outlook; other plans; objectives; forecasts; goals; beliefs; business strategies; future events; business conditions; results of operations; financial position and business outlook and trends; and other information, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements.
Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: the accuracy of the Company’s expectations regarding the potential impacts of the COVID-19 pandemic on the Company’s business; the Company’s success in obtaining, retaining and selling additional services to customers; the pricing of the Company’s products and services; overall market and economic conditions, including interest rate and foreign currency trends, and technology trends; adverse global economic conditions and credit markets and volatility in the countries in which we do business; auto sales and related industry changes; competitive conditions; changes in regulation; changes in technology, security breaches, interruptions, failures and other errors involving the Company’s systems; availability of skilled technical employees/labor/personnel; the impact of new acquisitions and divestitures; employment and wage levels; availability of capital for the payment of debt service obligations or dividends or the repurchase of shares; any changes to the Company’s credit ratings and the impact of such changes on financing costs, rates, terms, debt service obligations, access to capital market and working capital needs; the impact of the Company’s indebtedness, access to cash and financing, and ability to secure financing, or financing at attractive rates; the onset of or developments in litigation involving contract, intellectual property, competition, shareholder, and other matters, and governmental investigations; and the ability of the Company’s significant stockholders and their affiliates to significantly influence the Company’s decisions or cause it to incur significant costs.
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

RESULTS OF OPERATIONS
Executive Overview. CDK enables end-to-end automotive commerce. For over 40 years, we have served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We serve nearly 15,000 retail locations in North America.
We generate revenue primarily by providing a broad suite of subscription-based software and technology solutions for our core customer base of automotive retailers as well as to retailers and manufacturers of heavy trucks, construction equipment, agricultural equipment, motorcycles, boats, and other marine and recreational vehicles.
We focus on providing our solutions through the use of software-as-a-service ("SaaS") and mobile-centric solutions that are highly functional, flexible and fast. Our flagship Dealer Management System ("DMS") software solutions are hosted enterprise resource planning applications tailored to the unique requirements of the retail automotive industry. Our DMS products facilitate the sale of new and used vehicles, consumer financing, repair and maintenance services, and vehicle and parts inventory management. We also provide a broad portfolio of layered software applications and services, a robust and secure interface to the DMS through our Partner Program, data management and business intelligence solutions, a variety of professional services, and a full range of customer support solutions. These solutions enable company-wide accounting, financial reporting, cash flow management, and payroll services. Our DMSs are typically integrated with OEM data processing systems that enable automotive retailers to order vehicles and parts, receive vehicle records, process warranties, and check recall campaigns and service bulletins while helping them to fulfill their franchisee responsibilities to their OEM franchisers.
Sale of International and Digital Marketing Businesses. On March 1, 2021, we completed the sale of the CDK International business (the “International Business”) to Francisco Partners. Financial results associated with the International Business are presented as discontinued operations in the Consolidated Statements of Operations. Following the sale of International Business, we are organized as a single operating segment. On April 21, 2020, the Company completed its sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc., which is a subsidiary of Advent International. The Digital Marketing Business is also presented as discontinued operations. For additional information refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements" Note 1 - Basis of Presentation and Note 4 - Discontinued Operations.
Impacts of COVID-19. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, caused a significant shift in automotive retail activity, and the operations of our dealer customers in particular. To support our customers we offered financial and other assistance during the fourth quarter of fiscal 2020 and added product benefits to facilitate remote delivery and touchless transactions. We also took steps to monitor our cash flow and liquidity and to migrate many employees to their current work-from-home status. While our underlying business remained strong during the COVID-19 pandemic, including an increase in our auto sites and improved customer sentiment, the impact of our customer support efforts as well as the cumulative effect of delays of projects and installations due to COVID-19 travel restrictions had an adverse impact on our financial results beginning late in the third quarter of fiscal 2020. These financial impacts were offset by lower travel expenses during the year. Activity in the automotive market improved during the the first and second quarters of fiscal 2021 and we expect that improvement trend to continue during the remainder of calendar 2021, though uncertainty remains. Overall, we believe we are well positioned for further growth opportunities as the impact of the COVID-19 pandemic recedes in the markets we serve and we remain committed to our management philosophy, company goals and our business strategy.
Business Process Modernization Program. As of July 1, 2019, we initiated a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program will include a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We currently estimate the investment to implement this holistic business reform, including the design and implementation of a new enterprise resource planning ("ERP") system, will require approximately $30 million over a three-year time horizon. As a result of delays associated with the impact of the COVID-19 pandemic, along with certain scope refinements, we are in the process of reassessing the overall project scope and timeline and expect to have this concluded during the fourth quarter of fiscal 2021.
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
•Interrelated services such as installation, initial training, and data updates; and
•Prior to the adoption of ASC 842 "Leases", as amended ("ASC 842") as of July 1, 2019, subscription revenue included technology solutions in which hardware was provided on a service basis. This revenue was previously classified as subscription revenue because under lease accounting guidance in effect prior to ASC 842, substitution rights were considered substantive. We recognize certain hardware-as-a-service ("HaaS") arrangements in subscription revenue under legacy guidance until they convert to current guidance.
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
Average Revenue Per DMS Customer Site (monthly average for period). Average revenue per DMS customer site is an indicator of the scope of adoption of our solutions by DMS customers. We monitor changes in this metric to measure the effectiveness of our strategy to deepen our relationships with our current customer base through upgrading and expanding solutions. We calculate average revenue per DMS customer site by dividing subscription revenue generated from our solutions in an applicable period by the monthly average number of DMS customer sites in the same period, divided by three. The metric includes monthly billing directly associated with the reported DMS sites inclusive of DMS monthly fees, layered applications and data integration fees and excludes (i) subscription revenue generated from customers not included in our DMS customer site count and (ii) subscription revenue related to certain installation and training activities that is deferred then recognized as revenue over the life of the contract.
Results of Operations. The following is a discussion of the results of our consolidated operations for the three and nine months ended March 31, 2021 and 2020.
The table below presents consolidated results of operations for the periods indicated and the dollar change and percentage change between periods.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$433.1	$426.4	$6.7	2%	$1,253.1	$1,262.3	$(9.2)	(1)%
Cost of revenue	221.3	198.8	22.5	11%	653.7	598.9	54.8	9%
Selling, general, and administrative expenses	90.2	81.6	8.6	11%	263.8	259.1	4.7	2%
Litigation provision	—	—	—	n/m	12.0	—	12.0	n/m
Total expenses	311.5	280.4	31.1	11%	929.5	858.0	71.5	8%
Operating earnings	121.6	146.0	(24.4)	(17)%	323.6	404.3	(80.7)	(20)%
Interest expense	(32.2)	(35.2)	3.0	(9)%	(101.2)	(109.1)	7.9	(7)%
Loss on extinguishment of debt	(2.2)	—	(2.2)	—%	(2.2)	—	(2.2)	—%
Loss from equity method investment	(19.6)	—	(19.6)	—%	(24.8)	—	(24.8)	—%
Other income (expense), net	3.6	(1.7)	5.3	n/m	32.3	2.7	29.6	n/m
Earnings before income taxes	71.2	109.1	(37.9)	(35)%	227.7	297.9	(70.2)	(24)%
Margin %	16.4%	25.6%			18.2%	23.6%
Provision for income taxes	(24.1)	(31.7)	7.6	(24)%	(73.8)	(95.5)	21.7	(23)%
Effective tax rate	33.8%	29.1%			32.4%	32.1%
Net earnings from continuing operations	47.1	77.4	(30.3)	(39)%	153.9	202.4	(48.5)	(24)%
Net earnings (loss) from discontinued operations	815.8	(17.9)	833.7	n/m	837.1	(34.7)	871.8	n/m
Net earnings	862.9	59.5	803.4	n/m	991.0	167.7	823.3	n/m
Less: net earnings attributable to noncontrolling interest	2.0	1.9	0.1	5%	6.1	5.8	0.3	5%
Net earnings attributable to CDK	$860.9	$57.6	$803.3	n/m	$984.9	$161.9	$823.0	n/m
The table below presents the revenue disaggregation for the three and nine months ended March 31, 2021 and 2020.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Subscription	$332.1	$331.7	$0.4	—%	$984.3	$1,000.9	$(16.6)	(2)%
On-site license and installation	1.4	2.4	(1.0)	(42)%	4.6	7.5	(2.9)	(39)%
Transaction	43.3	38.1	5.2	14%	126.3	120.6	5.7	5%
Other	56.3	54.2	2.1	4%	137.9	133.3	4.6	3%
Revenue	$433.1	$426.4	$6.7	2%	$1,253.1	$1,262.3	$(9.2)	(1)%
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenue. Revenue for the three months ended March 31, 2021 increased by $6.7 million as compared to the three months ended March 31, 2020.
•Subscription revenues increased primarily due to an increase in average revenue per DMS customer site driven by pricing, and volume growth. DMS customer site count increased from 14,741 sites as of March 31, 2020 to 14,972 sites as of March 31, 2021. These increases were largely offset by the impact of the re-allocation of lessor revenue from subscription revenue to other revenue for our HaaS arrangements due to our prospective adoption of ASC 842 in fiscal 2020, the ongoing recognition of discounts given to customers as a result of the COVID-19 pandemic and a decline in Partner Program revenue.

•Transaction revenues increased due to higher transaction volumes as the downturn in automotive retail activity caused by COVID-19 receded during fiscal 2021 and higher credit bureau charges for credit checks.
•Other revenues increased due to higher hardware revenue including lessor accounting revenue under ASC 842 driven by strong installation rates of our Cloud Connect product partially offset by the COVID-related negative impacts in our consulting and call center businesses.
Cost of Revenue. Cost of revenue for the three months ended March 31, 2021 increased by $22.5 million as compared to the three months ended March 31, 2020. Cost of revenue increased due to higher employee-related costs and professional services to support our strategic growth initiatives and other research and development activities as well as our revenue growth. Cost of revenue was also impacted by higher incentive compensation and employee benefit costs offset by less employee travel costs. Cost of revenue includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $19.4 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively, representing 4.5% and 2.0% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 increased by $8.6 million compared to the three months ended March 31, 2020. Selling, general and administrative expenses increased due to higher employee-related and professional service costs and an increase in our deferred compensation plan obligation. There is an offsetting impact related to our deferred compensation plan included in other income. These increases were partially offset by lower travel costs as a result of the COVID-19 pandemic.
Interest Expense. Interest expense for the three months ended March 31, 2021 decreased by $3.0 million as compared to the three months ended March 31, 2020 largely due to lower average debt levels in the third quarter of fiscal 2021 compared to fiscal 2020, largely attributable to the repayment of the revolving credit facility.
Loss on Extinguishment of Debt. On March 1, 2021, we repaid the indebtedness under the three-year term loan facility and five-year term loan facility. As a result, we recorded expenses of $2.2 million for the write-off of unamortized debt financing costs.
Loss from Equity Method Investment. Loss from equity method investment for the three months ended March 31, 2021 increased by $19.6 million as compared to the three months ended March 31, 2020 due to $14.5 million of impairment charges for an equity method investment and the recognition of equity losses.

Other Income, net. Other income, net for the three months ended March 31, 2021 increased by $5.3 million compared to the three months ended March 31, 2020 due to an increase in the market value of the investments underlying our deferred compensation plan. There is an offsetting impact related to our deferred compensation plan included in selling, general and administrative expenses. The increase is also attributable to higher income related to the transition services agreement in connection with the sale of the Digital Marketing Business and the International Business.
Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2021 and 2020 was 33.8% and 29.1%, respectively. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by $7.0 million of tax expense for a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that is not expected to be realized and $1.3 million tax expense from non-deductible officer's compensation, offset by a $2.4 million tax benefit relating to the prior year. The effective tax rate for the three months ended March 31, 2020 was impacted by $7.0 million of tax expense from the Company's change in assertion about its intent to indefinitely reinvest prior undistributed earnings of foreign subsidiaries.
Net Earnings (Loss) from Discontinued Operations. Net earnings (loss) from discontinued operations reflect the results of the International Business and the Digital Marketing Business. During the three months ended March 31, 2021, net earnings for the International Business increased primarily due to the recognition of the gain on sale of the International Business, partially offset by professional fees associated with the sale. During the three months ended March 31, 2020, the Digital Marketing Business was impacted by a $26.5 million increase in the valuation allowance for assets held-for-sale. Refer to Note 4 - Discontinued Operations for additional information.

Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020
Revenue. Revenue for the nine months ended March 31, 2021 decreased by $9.2 million compared to the nine months ended March 31, 2020.
•Subscription revenues decreased by $16.6 million due to the impacts of the COVID-19 pandemic including the cumulative effect of delays in projects and installations, the ongoing recognition of discounts given to customers, and a delay of price increases. The decline in revenue was also driven by a one-time revenue adjustment in our adjacency business in the first quarter fiscal 2021, the impact of the re-allocation of lessor revenue from subscription revenue to other revenue for our HaaS arrangements due to our prospective adoption of ASC 842 in fiscal 2020, and a decline in Partner Program revenue. These impacts were partially offset by an increase in average revenue per DMS customer site. DMS customer site count increased from 14,741 sites as of March 31, 2020 to 14,972 sites as of March 31, 2021.
•Transaction revenues increased due to higher transaction volumes as the downturn in automotive retail activity caused by COVID-19 receded during fiscal 2021 and higher credit bureau charges for credit checks initiated in the third quarter of fiscal 2021.
•Other revenues increased due to higher hardware revenue including lessor accounting under ASC 842 driven by strong installation of our Cloud Connect product, partially offset by the COVID-related impacts in our consulting and call center businesses.
Cost of Revenue. Cost of revenue for the nine months ended March 31, 2021 increased by $54.8 million compared to the nine months ended March 31, 2020. Cost of revenue increased due to higher employee-related costs and professional services to support our strategic growth initiatives and other research and development activities as well as our revenue growth. Cost of revenue was also impacted by higher incentive compensation and employee benefit costs offset by less employee travel costs. Cost of revenue includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $55.7 million and $34.5 million for the nine months ended March 31, 2021 and 2020, respectively, representing 4.4% and 2.7% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2021 increased by $4.7 million compared to the nine months ended March 31, 2020. Selling, general and administrative expenses increased primarily due to higher employee-related costs partially offset by lower travel expenses as a result of the COVID-19 pandemic.
Litigation Provision. In the first nine months of fiscal 2021, our reassessment of the litigation liability resulted in an increase of $12.0 million. For additional information refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements," Note 12 - Commitments and Contingencies.
Interest Expense. Interest expense for the nine months ended March 31, 2021 decreased by $7.9 million as compared to the nine months ended March 31, 2020 largely due to lower average debt levels in fiscal 2021 compared to fiscal 2020 largely attributable to the payoff of the $250.0 million 3.30% senior notes in the second quarter of fiscal 2020, and the repayment of the revolving credit facility.
Loss on Extinguishment of Debt. On March 1, 2021, we repaid the indebtedness under the three-year term loan facility and five-year term loan facility. As a result, we recorded expenses of $2.2 million for the write-off of unamortized debt financing costs.
Loss from Equity Method Investment. Loss from equity method investment for the nine months ended March 31, 2021 increased by $24.8 million as compared to the nine months ended March 31, 2020 due to a $14.5 million impairment charge for an equity method investment and the recognition of equity losses.
Other Income, net. Other income, net for the nine months ended March 31, 2021 increased by $29.6 million as compared to the nine months ended March 31, 2020 due largely to the recognition of income related to a transition services agreement in connection with the sale of the Digital Marketing Business.
Provision for Income Taxes. The effective tax rate for the nine months ended March 31, 2021 and 2020 was 32.4% and 32.1%, respectively. The effective tax rate for the nine months ended March 31, 2021 was impacted by $7.0 million of tax expense for a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that is not expected to be realized, $4.8 million tax expense from officer's compensation limitation, $1.7 million of tax expense relating to the prior year, and $1.4 million of tax expense from recording valuation allowances on foreign tax credits. The effective tax rate for the nine months ended March 31, 2020 was impacted by $14.8 million of tax expense from the increase in valuation allowance associated with a deferred tax asset for a capital loss carryforwards which the Company does not expect to utilize and $1.3 million of tax expense from officers compensation limitation.
Net Earnings (Loss) from Discontinued Operations. Net earnings (loss) from discontinued operations reflect the results of the International Business and the Digital Marketing Business. During the nine months ended March 31, 2021, net earnings for the International Business increased due to the recognition of the gain on sale of the International Business, the benefits from restructuring efforts at the end of fiscal 2020, and lower travel costs due to the COVID-19 pandemic, partially offset by professional fees associated with the sale of the International Business and unfavorable currency exchange rates. During the nine months ended March 31, 2020, the Digital Marketing Business was impacted by a $95.7 million increase in the valuation allowance for assets held-for-sale. Refer to Note 4 - Discontinued Operations for additional information.
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
Fiscal 2021 Modifications to Our Adjustments. We modified our presentation of adjusted earnings before income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, and adjusted EBITDA to include a loss from the extinguishment of debt.

Consolidated Non-GAAP Results. The tables below present the reconciliation of the most directly comparable GAAP measures to adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue (1)	$433.1	$426.4	$6.7	2%	$1,253.1	$1,262.3	$(9.2)	(1)%

Earnings before income taxes (1)	$71.2	$109.1	$(37.9)	(35)%	$227.7	$297.9	$(70.2)	(24)%
Margin %	16.4%	25.6%			18.2%	23.6%
Stock-based compensation expense (1) (2)	10.4	2.2	8.2		31.7	13.2	18.5
Amortization of acquired intangible assets (1) (3)	4.2	3.8	0.4		12.4	11.4	1.0
Transaction and integration-related costs (1) (4)	2.4	—	2.4		3.6	8.5	(4.9)
Legal and other expenses related to regulatory and competition matters (5)	0.9	4.4	(3.5)		15.6	16.6	(1.0)
Business process modernization program (6)	3.9	4.4	(0.5)		9.4	12.0	(2.6)
Officer transition expense (7)	—	—	—		1.1	—	1.1
Net adjustments related to loss from equity method investment (8)	17.1	—	17.1		21.6	—	21.6
Loss on extinguishment of debt (9)	2.2	—	2.2		2.2	—	2.2
Adjusted earnings before income taxes	$112.3	$123.9	$(11.6)	(9)%	$325.3	$359.6	$(34.3)	(10)%
Adjusted margin %	25.9%	29.1%			26.0%	28.5%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Provision for income taxes (1)	$24.1	$31.7	$(7.6)	(24)%	$73.8	$95.5	$(21.7)	(23)%
Effective tax rate	33.8%	29.1%			32.4%	32.1%
Income tax effect of pre-tax adjustments (10)	8.4	3.8			18.3	14.9
Income tax effect for foreign earnings previously deemed indefinitely reinvested(11)	—	(7.0)	7.0		—	(7.0)	7.0
Change in deferred tax valuation allowance(12)	(7.0)	—	(7.0)		(7.0)	(14.8)	7.8
Impact of U.S. tax reform (13)	—	—	—		—	0.3	(0.3)
Adjusted provision for income taxes (1)	$25.5	$28.5	$(3.0)	(11)%	$85.1	$88.9	$(3.8)	(4)%
Adjusted effective tax rate	22.7%	23.0%			26.2%	24.7%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Net earnings	$862.9	$59.5	$803.4	n/m	$991.0	$167.7	$823.3	n/m
Less: net earnings attributable to noncontrolling interest	2.0	1.9			6.1	5.8
Net earnings attributable to CDK	$860.9	$57.6	$803.3	n/m	$984.9	$161.9	$823.0	n/m
Net earnings (loss) from discontinued operations (14)	(815.8)	17.9	(833.7)		(837.1)	34.7	(871.8)
Stock-based compensation expense (1) (2)	10.4	2.2	8.2		31.7	13.2	18.5
Amortization of acquired intangible assets (1) (3) (15)	4.1	3.7	0.4		12.1	11.1	1.0
Transaction and integration-related costs (1) (4)	2.4	—	2.4		3.6	8.5	(4.9)
Legal and other expenses related to regulatory and competition matters(5)	0.9	4.4	(3.5)		15.6	16.6	(1.0)
Business process modernization program (6)	3.9	4.4	(0.5)		9.4	12.0	(2.6)
Officer transition expense (7)	—	—	—		1.1	—	1.1
Net adjustments related to loss from equity method investment(8)	17.1	—	17.1		21.6	—	21.6
Loss on extinguishment of debt(9)	2.2	—	2.2		2.2	—	2.2
Income tax effect of pre-tax adjustments (10)	(8.4)	(3.8)	(4.6)		(18.3)	(14.9)	(3.4)
Income tax effect for foreign earnings previously deemed indefinitely reinvested(11)	—	7.0	(7.0)		—	7.0	(7.0)
Change in deferred tax valuation allowance (12)	7.0	—	7.0		7.0	14.8	(7.8)
Impact of U.S tax reform (13)	—	—	—		—	(0.3)	0.3
Adjusted net earnings attributable to CDK (1)	$84.7	$93.4	$(8.7)	(9)%	$233.8	$264.6	$(30.8)	(12)%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Diluted earnings attributable to CDK per share	$7.00	$0.47	$6.53	n/m	$8.04	$1.33	$6.71	n/m
Net earnings (loss) from discontinued operations (14)	(6.64)	0.15	(6.79)		(6.83)	0.28	(7.11)
Stock-based compensation expense (1) (2)	0.08	0.02	0.06		0.26	0.11	0.15
Amortization of acquired intangible assets (1) (3) (15)	0.03	0.03	—		0.10	0.09	0.01
Transaction and integration-related costs (1) (4)	0.02	—	0.02		0.03	0.07	(0.04)
Legal and other expenses related to regulatory and competition matters (5)	0.02	0.03	(0.01)		0.12	0.13	(0.01)
Business process modernization program (6)	0.03	0.03	—		0.07	0.10	(0.03)
Officer transition expense (7)	—	—	—		0.01	—	0.01
Net adjustments related to loss from equity method investment (8)	0.14	—	0.14		0.18	—	0.18
Loss on extinguishment of debt(9)	0.02	—	0.02		0.02	—	0.02
Income tax effect of pre-tax adjustments (10)	(0.07)	(0.03)	(0.04)		(0.15)	(0.12)	(0.03)
Income tax effect for foreign earnings previously deemed indefinitely reinvested(11)	—	0.06	(0.06)		—	0.06	(0.06)
Change in deferred tax valuation allowance (12)	0.06	—	0.06		0.06	0.12	(0.06)
Adjusted diluted earnings attributable to CDK per share (1)	$0.69	$0.76	$(0.07)	(9)%	$1.91	$2.17	$(0.26)	(12)%

Weighted-average common shares outstanding:
Diluted	122.9	122.2			122.5	122.1
(1) Excludes amounts attributable to discontinued operations.
(2) Stock-based compensation expense included in cost of revenue and selling, general and administrative expenses.
(3) Amortization of acquired intangible assets consists of non-cash amortization of intangible assets such as customer lists, purchased software, and trademarks acquired in connection with business combinations. We exclude the impact of amortization of acquired intangible assets because these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into our budgeting process, financial and operational decision making, target leverage calculations, and determination of incentive-based pay. Furthermore, management believes that this adjustment enables a better comparison of our operating results as amortization of acquired intangibles will not recur in future periods once such intangible assets have been fully amortized. Although we exclude amortization of acquired intangible assets from our presentation of adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted net earnings attributable to CDK per share, we believe that it is important for the users of the financial statements to understand that the associated intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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
(8) Net adjustments related to loss from equity method investment includes certain portions of earnings attributable to an equity interest owned by CDK and a $14.5 million impairment of an equity method investment included in loss from equity method investment.
(9) Loss on extinguishment of debt related to the write-off of unamortized debt financing cost as a result of the repayment of indebtedness under the three-year term loan facility and five-year term loan facility on March 1, 2021.
(10) Income tax effect of pre-tax adjustments calculated at applicable statutory rates net of applicable permanent differences.
(11) True-up of income tax expense for cumulative withholding tax associated with historical foreign earnings that are no longer considered indefinitely reinvested as of March 31, 2020. The change in assertion was made in response to the uncertainty related to the COVID-19 pandemic and its potential impact on CDK’s liquidity needs.
(12) A valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that is not expected to be realized recorded in the third quarter of fiscal 2021 and an increase in valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company does not expect to utilize recorded in the second quarter of fiscal 2020.
(13) In fiscal 2020, a one-time tax benefit for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act.
(14) Net earnings (loss) from discontinued operations associated with our sale of the International Business that closed on March 1, 2021, and the divestiture of the Digital Marketing Business that closed on April 21, 2020. We recorded a pre-tax gain of $965.6 million on the sale of the International Business.
(15) The portion of expense related to noncontrolling interest of $0.1 million and $0.1 million has been removed from amortization of acquired intangible assets during the three months ended March 31, 2021 and 2020, respectively, and $0.3 million and $0.3 million has been removed from amortization of acquired intangible assets during the nine months ended March 31, 2021 and 2020, respectively.
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended March 31, 2021 decreased by $11.6 million as compared to the three months ended March 31, 2020. Adjusted margin decreased from 29.1% to 25.9%. Adjusted earnings before income taxes decreased primarily due to higher employee-related costs and professional services to support our strategic growth initiatives and other research and development activities as well as our revenue growth. Additional unfavorable impacts were related to higher incentive compensation and employee benefit costs, the effects of the COVID-19 pandemic, and a decline in Partner Program revenue. These impacts were partially offset by growth in the core business and lower travel costs as a result of the COVID-19 pandemic.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the three months ended March 31, 2021 was 22.7% as compared to 23.0% for the three months ended March 31, 2020. The adjusted effective tax rate for the three months ended March 31, 2021 was primarily impacted by a $2.4 million tax benefit for income tax payable true-up.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended March 31, 2021 decreased by $8.7 million as compared to the three months ended March 31, 2020. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.

Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the nine months ended March 31, 2021 decreased by $34.3 million as compared to the nine months ended March 31, 2020. Adjusted margin decreased from 28.5% to 26.0%. Adjusted earnings before income taxes decreased primarily due to higher employee-related costs and professional services to support our strategic growth initiatives and other research and development activities as well as our revenue growth. Additional unfavorable impacts were related to higher incentive compensation and employee benefit costs, the effects of the COVID-19 pandemic, an increase in depreciation and amortization from capitalized software additions, and a decline in Partner Program revenue. These impacts were partially offset by growth in the core business and lower travel costs as a result of the COVID-19 pandemic.
Adjusted Provision for Income Taxes. The adjusted effective tax rate for the nine months ended March 31, 2021 was 26.2% as compared to 24.7% for the nine months ended March 31, 2020. The adjusted effective tax rate for the nine months ended March 31, 2021 was primarily impacted by $1.7 million of tax expense from the prior year true-up of income taxes payable and $1.4 million of tax expense from recording valuation allowances on U.S. foreign tax credits.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the nine months ended March 31, 2021 decreased by $30.8 million as compared to the nine months ended March 31, 2020. The decrease in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2020	$	%	2021	2020	$	%
Net earnings attributable to CDK	$860.9	$57.6	$803.3	n/m	$984.9	$161.9	$823.0	n/m
Margin %	198.8%	13.5%			78.6%	12.8%
Net earnings attributable to noncontrolling interest (1)	2.0	1.9	0.1		6.1	5.8	0.3
Net earnings (loss) from discontinued operations (2)	(815.8)	17.9	(833.7)		(837.1)	34.7	(871.8)
Provision for income taxes (3) (4)	24.1	31.7	(7.6)		73.8	95.5	(21.7)
Interest expense (5)	32.2	35.2	(3.0)		101.2	109.1	(7.9)
Depreciation and amortization (3) (6)	24.6	22.3	2.3		71.1	66.7	4.4
Stock-based compensation expense (3) (7)	10.4	2.2	8.2		31.7	13.2	18.5
Transaction and integration-related costs (3) (8)	2.4	—	2.4		3.6	8.5	(4.9)
Legal and other expenses related to regulatory and competition matters (9)	0.9	4.4	(3.5)		15.6	16.6	(1.0)
Business process modernization program (10)	3.9	4.4	(0.5)		9.4	12.0	(2.6)
Officer transition expense (11)	—	—	—		1.1	—	1.1
Net adjustments related to loss from equity method investment(12)	18.5	—	18.5		25.7	—	25.7
Loss on extinguishment of debt(13)	2.2	—	2.2		2.2	—	2.2
Adjusted EBITDA	$166.3	$177.6	$(11.3)	(6)%	$489.3	$524.0	$(34.7)	(7)%
Adjusted margin %	38.4%	41.7%			39.0%	41.5%

(1) Net earnings attributable to noncontrolling interest included in the financial statements.
(2) Net earnings (loss) from discontinued operations associated with our sale of the International Business that closed on March 1, 2021, and the divestiture of the Digital Marketing Business that closed on April 21, 2020. We recorded a pre-tax gain of $965.6 million on the sale of International Business.
(3) Excludes amounts attributable to discontinued operations.
(4) Provision for income taxes included in the financial statements.

(5) Interest expense included in the financial statements.
(6) Depreciation and amortization expense included in the financial statements.
(7) Stock-based compensation expense included in cost of revenue and selling, general and administrative expenses.
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
(12) Net adjustments related to loss from equity method investment includes certain portions of earnings, including depreciation and amortization, attributable to an equity interest owned by CDK and a $14.5 million impairment of an equity method investment included in loss from equity method investment.
(13) Loss on extinguishment of debt related to the write-off of unamortized debt financing cost as a result of the repayment of the indebtedness under the three-year and five-year term loan facilities on March 1, 2021.
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2021 decreased by $11.3 million as compared to the three months ended March 31, 2020. Adjusted margin decreased from 41.7% to 38.4%. Adjusted earnings before income taxes decreased primarily due to higher employee-related costs and professional services to support our strategic growth initiatives and other research and development activities as well as our revenue growth. Additional unfavorable impacts were related to higher incentive compensation and employee benefit costs, the effects of the COVID-19 pandemic, and a decline in Partner Program revenue. These impacts were partially offset by growth in the core business and lower travel costs as a result of the COVID-19 pandemic.
Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020
Adjusted EBITDA. Adjusted EBITDA for the nine months ended March 31, 2021 decreased by $34.7 million compared to the nine months ended March 31, 2020. Adjusted margin decreased from 41.5% to 39.0%. Adjusted EBITDA decreased due to higher employee-related costs and professional services to support our strategic growth initiatives and other research and development activities as well as our revenue growth. Additional unfavorable impacts were related to higher incentive compensation and employee benefit costs, the effects of the COVID-19 pandemic, and a decline in Partner Program revenue. These impacts were partially offset by growth in the core business and lower travel costs as a result of the COVID-19 pandemic.

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
As of March 31, 2021, cash and cash equivalents were $1,131.8 million, total CDK stockholders' equity was $450.4 million, and total debt was $2,089.7 million, which is net of unamortized financing costs of $20.4 million. Working capital as of March 31, 2021 was $1,021.3 million, as compared to $179.5 million as of June 30, 2020. Working capital as presented herein excludes current maturities of long-term debt and finance lease liabilities.
As of March 31, 2021, our borrowings consisted of 4.50% senior notes with a $500.0 million aggregate principal amount due in 2024, 5.875% senior notes with a $500.0 million aggregate principal amount due in 2026, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.25% senior notes with a $500.0 million aggregate principal amount due in 2029. The interest rates for the 2024 notes increased to 5.00% from 4.50% effective October 15, 2016. Additionally, we have a $750.0 million revolving credit facility, none of which was drawn as of March 31, 2021.
On March 1, 2021, we repaid indebtedness of $566.0 million under the three-year and the five-year term loan facilities. As a result of this repayment, we recorded expenses for the write-off of unamortized debt financing costs of $2.2 million in loss on extinguishment of debt in the Consolidated Statements of Operations.
On March 24, 2021, the Company issued a call notice to holders of the 5.875% unsecured senior notes with a $500.0 million aggregate principal amount due in 2026 (the "2026 notes") to exercise its irrevocable right to repay the indebtedness prior to the maturity date. As of March 31, 2021, the 2026 notes were reclassified from long-term debt and finance lease liabilities to current maturities of long-term debt and finance lease liabilities on the Consolidated Balance Sheets. On April 23, 2021, the Company paid all indebtedness under the 2026 notes. The redemption was funded from cash on hand and will lower annual interest expense by approximately $29.4 million. As a result of this repayment, we expect to record expenses of $18.5 million for the call premium and $4.8 million for the write-off of unamortized debt financing costs in the fourth quarter of fiscal 2021.
The revolving credit facility contains various covenants and restrictive provisions that limit our subsidiaries' ability to incur additional indebtedness, our ability to consolidate or merge with other entities, and our subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of our subsidiaries to pay dividends. If we fail to perform the obligations under these and other covenants, the revolving credit facility could be terminated and any outstanding borrowings, together with accrued interest, under the credit facilities could be declared immediately due and payable. The credit facilities also have, in addition to customary events of default, an event of default triggered by the acceleration of the maturity of any other indebtedness we may have in an aggregate principal amount in excess of $75.0 million. The credit facilities also contain financial covenants that provide that (i) the ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio") shall not exceed 3.75 to 1.00 and (ii) the ratio of consolidated EBITDA to consolidated interest expense shall be a minimum of 3.00 to 1.00.
On May 4, 2020, we entered into an amendment of our credit facilities that temporarily increased the maximum ratio of total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio”) in order to provide additional financial flexibility. Under the amendment, the Leverage Ratio may not exceed: (i) 4.75 to 1.00 for the quarters ended March 31, 2020 through March 31, 2021; and (ii) 4.25 to 1.00 for the quarters ending June 30, 2021 through September 30, 2021. During this period, if at any time the Leverage Ratio exceeds 4.25 to 1.00 or our senior unsecured credit rating is downgraded below BB+ by S&P and below Ba1 by Moody’s, we would be required to provide the creditor banks with a security interest over substantially all of its property to secure the loans and other obligations under the credit agreement and to provide subsidiary guarantees to the creditor banks. We agreed that interest on the credit facilities would be increased by 0.50% and commitment fees by 0.05% until the earlier of: (i) the delivery of our financial statements for the fiscal quarter ending December 31, 2021; and (ii) the provision of the relevant liens and subsidiary guarantees to the creditor banks. We believe we are in compliance with our covenants as of March 31, 2021.

Our long-term credit ratings and senior unsecured debt ratings are Ba1 (Stable Outlook) with Moody's, and BB+ (Negative Outlook) with S&P, which are non-investment grades.
Return of Capital Plan. Our return of capital plan is a component of our broader capital allocation strategy. Our top priorities for capital allocation will continue to be a thoughtful balance between: (i) organic investments that will continue to accelerate the growth and performance of the business; (ii) inorganic opportunities that are synergistic with our portfolio and would meaningfully provide additional profitable revenue and increased long-term value; and (iii) return of capital to shareholders through a mix of common stock repurchases and dividends, while targeting a leverage ratio, measured as financial debt, net of cash, divided by adjusted EBITDA, at a range of 2.5x to 3.0x net debt to adjusted EBITDA over the long-term.

Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of our return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through March 31, 2021. Under the terms of the May 4, 2020 amendments to our credit agreements we are restricted from making repurchases of our common stock in excess of $40.0 million in any fiscal year through the earlier of: (a) delivery of the financial statements for the fiscal quarter ending December 31, 2021, provided certain conditions are met; and (b) the provision of the relevant liens and subsidiary guarantees to the creditor banks. We anticipate refinancing these credit agreements in the fourth quarter of fiscal 2021 and removing the restrictions on repurchases of our common stock. As a result, we have announced our intention to purchase $200 million to $250 million of our common stock over the next 12 to 18 months.
Dividends to Common Stockholders. For fiscal 2021, we expect to declare and pay dividends with an aggregate value of approximately $73.0 million. The Board of Directors most recently declared a quarterly cash dividend of $0.15 per share, which was payable on March 30, 2021 to shareholders of record at the close of business on March 8, 2021. We paid dividends of $54.8 million and $54.7 million during the nine months ended March 31, 2021 and 2020, respectively.
Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020, are summarized as follows:

	Nine Months Ended
	March 31,		Change
	2021	2020	$
Cash provided by (used in):
Operating activities, continuing operations	$253.9	$240.8	$13.1
Operating activities, discontinued operations	6.9	70.9	(64.0)
Investing activities, continuing operations	(84.3)	(76.4)	(7.9)
Investing activities, discontinued operations	1,380.9	(12.3)	1,393.2
Financing activities, continuing operations	(656.4)	(232.0)	(424.4)
Financing activities, discontinued operations	—	(1.1)	1.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21.1	(15.6)	36.7
Net change in cash, cash equivalents and restricted cash	$922.1	$(25.7)	$947.8
Net cash flows provided by operating activities from continuing operations increased by $13.1 million due to an increase of $32.0 million in net working capital components, timing of payments made to our vendors and tax authorities, and cash received from our customers in the normal course of business including those related to our transition services agreement in connection with the sale of the Digital Marketing Business and the International Business, partially offset by lower net earnings adjusted for non-cash charges.
Net cash flows provided by operating activities from discontinued operations decreased by $64.0 million due to lower cash flows as a result of the sale of the Digital Marketing Business in the fourth quarter of fiscal 2020.
Net cash flows used in investing activities from continuing operations increased by $7.9 million, primarily attributable to the acquisition of Square Root, an increase in capitalized software and capital expenditures offset by business investments in fiscal 2020.
Net cash flows provided by investing activities from discontinued operations increased by $1.4 billion due to the receipt of $1.4 billion of net proceeds from the sale of the International Business in the third quarter of fiscal 2021.

Net cash flows used in financing activities increased by $424.4 million primarily due to the repayment of our term loans in fiscal 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no significant changes to our quantitative and qualitative disclosures about market risk during the third quarter of fiscal 2021. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2020 for a discussion of the market risks we encounter.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported in the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2021, there were no significant changes to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
January 1 - 31, 2021	712	$51.33	—	$502,297,495
February 1 - 28, 2021	—	$—	—	$502,297,495
March 1 - 31, 2021	4,879	$52.72	—	$502,297,495
Total	5,591		—
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

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference to the document set forth next to the exhibit in the list below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Letter Agreement, dated March 1, 2021, between CDK Global, Inc. and Concorde Bidco Limited					X
31.1	Certification by Brian Krzanich pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification by Eric J. Guerin pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X
32.1	Certification by Brian Krzanich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Eric J. Guerin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL instance document - The instance document does not appear in the interactive data file because its XBRL tags are embedded in the Inline XBRL document.					X
101.SCH	Inline XBRL taxonomy extension schema document					X
101.CAL	Inline XBRL taxonomy extension calculation linkbase document					X
101.LAB	Inline XBRL taxonomy label linkbase document					X
101.PRE	Inline XBRL taxonomy extension presentation linkbase document					X
101.DEF	Inline XBRL taxonomy extension definition linkbase document					X
104	The cover page from this Current Report on Form 10-Q, formatted as Inline XBRL.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDK GLOBAL, INC.

Date:	May 6, 2021	/s/ Eric J. Guerin
Eric J. Guerin
Executive Vice President, Chief Financial Officer (principal financial officer)

Date:	May 6, 2021	/s/ Neil Fairfield
Neil Fairfield
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)