Form 10-K
period 2021-06-30
CDK Global, Inc.
filed 2021-08-18
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.3 billion.
The number of shares outstanding of the registrant’s common stock as of August 16, 2021 was 120,831,922.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2021.
1

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
CDK Global, Inc. is the former Dealer Services division of Automatic Data Processing, Inc. ("ADP"). We were incorporated in Delaware as a wholly-owned subsidiary of ADP on September 29, 2014 and began operating as an independent public company on September 30, 2014. Our principal corporate offices are located in Hoffman Estates, Illinois. Our common stock is listed on the NASDAQ Global Select Market under the symbol “CDK.” We report our annual results for our fiscal year, which ends June 30. As such, all references to 2021, 2020, and 2019 contained within this Annual Report on Form 10-K relate to the applicable fiscal year, unless otherwise indicated.
On March 1, 2021, we completed the sale of the CDK International business ("International Business") to Francisco Partners. Financial results associated with the International Business are presented as discontinued operations in the Consolidated Statements of Operations. Following the sale of the International Business, we are organized as a single operating segment. On April 21, 2020, we completed the sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc., which is a subsidiary of Advent International. The Digital Marketing Business is also presented as discontinued operations. For additional information refer to Item 8 of Part II, "Financial Statements and Supplementary Data", Note 1 - Basis of Presentation and Note 4 - Discontinued Operations.
Overview
We are a leading provider of integrated data and technology solutions to the automotive, heavy truck, recreation and heavy equipment industries. Focused on enabling end-to-end, omnichannel retail commerce through open, agnostic technology, we provide solutions to dealers and original equipment manufacturers ("OEMs"), serving nearly 15,000 retail locations in North America. Our solutions connect people with technology by automating and integrating all parts of the dealership and buying process, including the acquisition, sale, financing, insuring, parts supply, repair and maintenance of vehicles.
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
Our Business
We generate revenue primarily by providing a broad suite of subscription-based software and technology solutions for automotive retailers in North America. We are focused on the use of software-as-a-service "SaaS" and mobile-centric solutions that are highly functional, flexible, and fast. Our flagship Dealer Management System ("DMS") software solutions are hosted enterprise resource planning applications tailored to the unique requirements of the retail automotive industry. Our DMS products facilitate the sale of new and used vehicles, consumer financing, repair and maintenance services, and vehicle and parts inventory management. We also provide a broad portfolio of layered software applications and services, a robust and secure interface to the DMS through our Partner Program, data management and business intelligence solutions, a variety of professional services, and a full range of customer support solutions. These solutions enable company-wide accounting, financial reporting, cash flow management, and payroll services. Our DMSs are typically integrated with OEM data processing systems that enable automotive retailers to order vehicles and parts, receive vehicle records, process warranties, and check recall campaigns and service bulletins while helping them to fulfill their franchisee responsibilities to their OEM franchisers.
Complementary to our core DMS, we also provide a portfolio of layered software applications and services to address the unique needs of automotive retail workflows. These solutions are often integrated to and targeted at users of our DMSs, but may, in some cases, be provided to customers that do not otherwise use our DMS. Our principal layered applications are:

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
In recent years, we have strategically focused on delivering solutions that remove friction from the vehicle-buying experience. Specifically, we digitized critical pieces of the sales process with products such as Connected Store, ELEAD1ONE ("ELEAD") customer relationship management ("CRM"), Digital Contracting and eSign. On an as-needed basis, we have also implemented installation procedures for our DMS and layered application products on a fully remote basis to meet the needs of our dealers. As a result of certain safety measures taken in response to the COVID-19 pandemic, we saw increased demand for our digital solution that can facilitate remote delivery and touchless transaction products. Our June 2021 acquisition of Roadster, Inc. now gives us capabilities to enable dealers to sell new and used vehicles completely online, while also giving consumers the option to begin and end the vehicle-buying process anywhere they choose—online or in-store.
We further connect the automotive ecosystem by providing third party retail solution providers with robust and secure interfaces to the core DMS through our Partner Program. For both automotive retailers and OEMs, we provide data management and business intelligence solutions through our open Neuron intelligent data platform that extract, cleanse, normalize, enhance, and distribute billions of pieces of industry information and turn it into usable data that provides actionable insights and products.
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
In addition to the ongoing investment to enhance existing solutions in our core business, we also invest in long- and medium-term product innovation aligned with our strategy. For example, the Fortellis Automotive Commerce Exchange ("Fortellis") is the foundation of our open technology platform for automotive commerce. In the automotive commerce market, Fortellis allows us and third parties to develop adaptive and interchangeable application programming interfaces ("APIs") that can be used to connect existing technology solutions and build new solutions quickly and with high levels of reliability. Similarly, we have developed our open Neuron intelligent data platform, which uses an analytics engine powered by artificial intelligence and machine learning to create real-time and predictive insights that empower dealers and OEMs to sell and service more vehicles by creating personalized and differentiated customer experiences. The Neuron platform is available through Fortellis via our open APIs where it can best accelerate the creation of new products in the industry and enhance the user experience and value of existing products. We are developing these solutions using a methodical and measured approach with respect to capital and resource allocation. We believe these investments align to our strategy and will position us to take advantage of the evolving automotive retail market.
Competition
Our industry is highly competitive and fragmented. We compete with a broad and diverse range of information, technology, services, and consulting companies, as well as with the in-house capabilities of OEMs and dealers. Our competitors range from local providers to regional and global competitors. However, we believe that no competitor provides the same combination of customer focus and breadth of solutions that we do.
Each of our solutions faces competition from an array of solution providers. For our DMS solutions in North America, our principal competitors are Reynolds and Reynolds, Dealertrack (Cox Automotive), Auto/Mate, AutoSoft, Tekion, PBS Systems, and various local and regional providers. The most significant competitive factors that we face across our solutions are price, breadth of features and functionality, user experience, quality, brand, scalability, and service capability.
Regulation
The automotive retail industry is highly regulated and automotive retailers and OEMs are subject to a broad array of complex regulations governing virtually every aspect of their operations. Our customers must ensure their compliance with their regulatory requirements, and, in turn, we must ensure that our solutions effectively address their regulatory compliance needs.
Because our business delivers solutions across a broad spectrum of automotive retailer operations, our activities are impacted by a wide variety of federal, state, local, and international laws and regulations. Central to the value of our DMS application, for example, is that the forms we provide for our customers meet the requirements of their applicable laws. Likewise, in our Vehicle Sales Solutions application, our electronic vehicle registration service is dependent on our compliance with complex and detailed regulatory requirements. Across our portfolio of automotive retail solutions, we are focused on ensuring that we meet our regulatory compliance obligations and that our solutions enable our customers to comply with the laws and regulations applicable to them. See “Item 1A. Risk Factors - Risks Relating to Legal, Regulatory and Compliance Matters" for additional information regarding the application and impact of laws and regulations on our operations.
Privacy and Data Protection Regulations
We are subject to a number of federal, state, and foreign laws and regulations regarding data governance and the privacy and protection of personal data. For example, under the Gramm-Leach-Bliley Act ("GLB Act"), automotive retailers are generally deemed to be regulated financial institutions and therefore are subject to the GLB Act and applicable regulations, including the Federal Trade Commission's ("FTC") Privacy Rule and Safeguards Rule. In our capacity as a service provider to automotive retailers, we generally commit to our customers that we will handle non-public personal information consistent with the GLB Act and the related regulations. Similarly, many United States ("U.S.") states and foreign jurisdictions have adopted regulations that impose obligations on businesses that handle personal information, including notification requirements in the event of data breaches relating to personal data, as well as minimum security standards with respect to the handling and transmission of personal data. For a discussion of privacy and data protection regulation and the potential impacts on our business, see "Item 1A. Risk Factors - Risks Relating to Legal, Regulatory and Compliance Matters."
Seasonality
Though our business is not highly cyclical, a portion of it is seasonal. Our Transaction revenue experiences volatility around seasonal consumer vehicle shopping activity, and our Other revenue has a seasonal increase in the third quarter of each fiscal year related to the services we provide to dealers in support of their year-end reporting and tax filing obligations.

Concentrations
We maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company maintains deposits in a diversified group of financial institutions, has not experienced any losses to date, and monitors the credit ratings of the primary depository institutions where deposits reside.
For fiscal 2021, 2020, and 2019, no customer accounted for 10% or more of our consolidated revenue. As of June 30, 2021, and 2020, no customer represented 10% or more of our accounts receivable.
Human Capital Resources
Our employees are our most valuable asset and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our team.
We recognize that attracting, developing and retaining skilled talent and promoting a diverse and inclusive culture are essential to our long-term success. Our values – Be Open, Stay Curious, Own It and Create Possibilities represent who we are and how we show up for each other and our stakeholders. These values inspire our employee experience and the connection our employees have with the resources and tools to learn, grow and perform. We continue to make significant investments in talent development and recognize that the growth and development of our employees is crucial to deliver for our customers.
The following are some of the investments we make in our employees, to align with our key priorities:
•Diversity and Inclusion ("D&I"). Our D&I strategy embodies our continuous focus around increasing representation, embracing an inclusive culture, and positively impacting our communities. We foster an inclusive culture that creates a sense of belonging for employees, no matter their ethnicity, gender, race, physical abilities or preferences. This inclusive culture encourages employees to embrace different views which fuels innovation, sparks growth, increases productivity and enables the delivery of best-in-class service to our customers. Our employee-led impact teams support the activation of our D&I and Corporate Responsibility efforts across the organization to engage employees and deliver on our commitments. During fiscal 2021, we launched a required Ignite Inclusion learning journey for all people leaders to continue cultivating this inclusive culture that will help CDK and our customers win. To embed accountability for these efforts, our D&I efforts are reflected in a component of our fiscal 2021 bonus plan for all eligible employees.
•Thrive Continuous Performance Management ("THRIVE"). At CDK, we believe that everyone plays a distinct role in contributing to our business objectives. We empower our people to achieve their highest performance and potential by building a culture of high-performing teams and growth. We enable everyone to learn, grow, perform and accomplish tough goals. With THRIVE, employees own their performance and career by aligning performance and development objectives with business priorities, and crowd sourcing feedback all throughout the year. Employees and managers check in regularly to reflect on what’s gone well, what could go better and how they are tracking against their goals. At year end, employees and managers collaborate to conduct a year-end performance assessment that encapsulates both performance achievements and demonstration of behaviors in line with our values.
•Pulse Real-Time Engagement ("PULSE"). Employee engagement is the connection that creates discretionary effort and commitment to the organization, our colleagues and our customers. At CDK, employee engagement is a top priority for us. We strive to Be Open, and one way we live this value is by providing employees with opportunities to share their feedback. The insights we gain through weekly PULSE feedback is how we measure progress and share anonymous feedback with people leaders who are empowered to take action to strengthen engagement in their teams. Through PULSE, we are consistently evaluating how our people feel about our organizational priorities including engagement, D&I, and health and well-being drivers.
•Learning and Development. We Stay Curious by enabling a culture of continuous learning and growth. CDK offers a variety of learning and development programs and technologies that enhance our ability to connect employees with meaningful learning content. We offer a variety of learning opportunities including technical learning paths, professional skill development, and leadership development programming. Our partnership with EdAssist reimburses employees for tuition costs for career-enhancing education. We have also invested in LinkedIn Learning licenses for all CDK employees, offering more than 16,000 learning items for employees to connect with throughout their unique journey.
•Health and safety. We are committed to providing a healthy environment and safe workplace by operating in accordance with established health and safety protocols across our facilities while maintaining an enhanced health and safety compliance program. In response to the COVID-19 pandemic, we have modified practices at our offices to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities in our global network. We have made investments to provide oversight, enhance coordination and ensure robust safety protocols are present across our operations. We believe that a healthy and safe workforce is an engaged workforce that is ready and able to contribute to our success. In fiscal 2021, we added Health and Wellbeing questions to our PULSE survey to continuously assess the mental and social well being of our employees in real-time.
As of June 30, 2021, we had a total of approximately 6,500 employees. We believe that relations with our employees are good. None of our employees in the United States are represented by a collective bargaining agreement. We have statutory employee representation obligations with our Canadian employees.
Available Information
Our company website is cdkglobal.com. The investor relations section of our website is investors.cdkglobal.com. We encourage investors to use our website as a way of easily finding information about us. We promptly make available on the investor relations section of our website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission ("SEC"), corporate governance information (including our Code of Business Conduct and Ethics), and select press releases. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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
Risks Relating to Our Business
The ongoing COVID-19 pandemic has materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our business, results of operations, and financial condition remains uncertain.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has disrupted our market and the global economy. As a result of the COVID-19 pandemic, many of our dealer customers experienced significant declines in new and used vehicle unit sales and sales of their finance and insurance products, particularly during the first and second quarters of 2020. While our underlying business has remained strong during the COVID-19 pandemic due to our subscription-based business model, the pace of improvements in the public health situation, evolving global response measures and corresponding impacts on the automotive retail industry remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. Accordingly, we are currently unable to quantify the full and long-term impact of the pandemic on our results of operations and financial position.
We are monitoring the global outbreak of COVID-19 and have taken steps to mitigate its risks by working with our customers and employees. To support our customers during the pandemic, we offered financial and other assistance during the fourth quarter of fiscal 2020 and added product benefits to facilitate remote delivery and touchless transactions. The direct financial impact of these concessions was a near-term decrease in cash receipts and a reduction in revenue that will be recognized over fiscal 2021 and fiscal 2022. A discussion of the impact of these factors is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
To support our employees, we temporarily closed offices globally and implemented certain travel restrictions. This work-from-home operating environment has caused strain for, and may adversely impact the productivity of, certain employees, and these conditions may persist and harm our business, including our future operating results. Additionally, our efforts to re-open our offices safely may not be successful, could expose our employees, customers, and partners to health risks, and us to associated liability, and will involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may adversely affect our business.
Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the unprecedented and sustained social and economic consequences of the COVID-19 pandemic on the global economy generally, there is uncertainty around its duration and the timing of recovery. The ultimate significance of the COVID-19 pandemic, including any measures to reduce its spread, on our business will depend on events that are beyond our control and that we cannot predict and could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
The impact of the COVID-19 pandemic may also exacerbate other risks discussed in the Risk Factors section of this Annual Report on Form 10-K, which could in turn have a material adverse effect on us.
We face intense competition. If we do not continue to respond quickly to technological developments or customers’ shifting technological requirements or to compete effectively against other providers of technology solutions to automotive retailers, OEMs, and other participants in the automotive retail industry, it could have a material adverse effect on our business, results of operations, and financial condition.

Competition among automotive retail solutions providers is intense. The industry is highly fragmented and subject to rapidly evolving technology, shifting customer needs, and frequent introductions of new solutions. We have a variety of competitors both for our integrated solutions and for each of our individual solutions. For our DMS solutions, our principal competitors are Reynolds and Reynolds, Dealertrack (Cox Automotive), Auto/Mate, Tekion, AutoSoft, PBS Systems and various local and regional providers.
Key elements of our business strategy are to strengthen and extend our solutions through intelligence and innovation and to develop and deliver our next generation of solutions. However, our competitors may be able to respond more quickly or effectively to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion, and sale of their solutions than we can to ours. Moreover, we may not be successful in responding to these forces and enhancing our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of our customers. We expect the industry to continue to attract new competitors and new technologies, possibly involving alternative technologies that are more sophisticated and cost-effective than our solutions. These competitive pressures may require us to reduce our pricing. There can be no assurance that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations, and financial condition.
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
•market supply of vehicles and fluctuations in used-vehicle pricing;
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
We may be unable to develop and bring products and services in development to market or bring new products and services to market in a timely manner or at all.
Our success depends in part upon our ability to bring to market new products and services, and enhancements thereto that address evolving customer demands. The successful development of Fortellis, for example, is important to our strategy. The time, expense, and effort associated with developing and offering Fortellis, and other new and enhanced products and services may be greater than anticipated. The length of the development cycle varies depending on the nature and complexity of the product, the availability of development, product management, and other internal resources and the role, if any, of strategic partners. If we are unable to develop and bring to market additional products and services, and enhancements thereto, in a timely manner, or at all, we could lose market share to competitors who are able to offer these new products and services, which could have a material adverse effect on our business, results of operations, and financial condition.
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
•delivering on our business process modernization initiatives;
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
Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or damage to our reputation.
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
Our computer systems experience cyber-attacks and data security incidents of varying degrees on a regular basis. These events may lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of data that we store, process and transmit. Our security measures may also fail to prevent unauthorized access to our systems and data may be exfiltrated and improperly disclosed or used due to employee error, malfeasance, system errors, or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. While security measures are in place, if our security measures fail to prevent unauthorized access to such data, our solutions may be perceived as not being secure and our customers may curtail or stop using our solutions and/or vendors may curtail or stop providing their solutions to us. Any failure of, or lack of confidence, in the security of our solutions could have a material adverse effect on our business, results of operations, and financial condition.
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
Our customers, vendors and other partners are primarily responsible for the security of their information technology systems, and we rely on them to supply clean data content and/or to utilize our products and services in a secure manner. While we provide guidance and specific requirements of data security in some cases, we do not directly control any of such parties’ cyber security programs and operations. If our customers, vendors and other partners fail to prevent any significant cyber security breaches, their businesses could be disrupted which may negatively impact our business, results of operations, and financial condition.
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
Despite the resiliency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, cloud computing, transportation, or other services facilities used by us or third parties with which we conduct business. These disruptions may occur as a result of events that affect only our buildings or systems or those of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited, to natural disasters, war, civil unrest, economic or political developments, pandemics, and weather events. Such network, system or infrastructure failures or disruptions could result in lengthy interruptions in our service and lost revenue opportunities for our customers, which could result in litigation against us and/or our customers may curtail or stop using our solutions or vendors may curtail or stop providing their solutions to us. Additionally, we have service level agreements with certain of our customers that may result in penalties or trigger cancellation rights in the event of a network or system slowdown or interruption. Any of these could have a material adverse effect on our business, results of operations, and financial condition.
Our business operations may be harmed by events beyond our control.
Our business operations are vulnerable to damage or interruption from natural disasters, such as fires, floods, earthquakes, hurricanes, and pandemics or outbreaks of disease or similar public health concerns, such as the COVID-19 pandemic (discussed further in the risk factor "The ongoing COVID-19 pandemic has materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our business, results of operations, and financial condition remains uncertain," above), or fears of such events, or from power outages, telecommunications failures, terrorist attacks, computer network service outages and disruptions, “denial of service” attacks, computer malware and ransomware, break-ins, sabotage, employee error or malfeasance, and other similar events beyond our control. The occurrence of any such event at any of our facilities or at any third-party facility utilized by us or our third-party providers could cause interruptions or delays in our business, loss of data, or could render us unable to provide our solution portfolio. In addition, any failure of a third-party to provide the data, products, services, or facilities required by us, as a result of human error, bankruptcy, natural disaster, or other operational disruption, could cause interruptions to our computer systems and operations. The occurrence of any of these events could have a material adverse effect on our business, results of operations, and financial condition.
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
From time to time, we may become involved in various legal proceedings, including patent, copyright, commercial, product liability, employment, class action, whistleblower, antitrust and other litigation and claims, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. We are currently a defendant in several lawsuits that set forth allegations of anti-competitive conduct and anti-competitive agreements between the Company and Reynolds and Reynolds relating to the manner in which the defendants control access to, and allow integration with, their respective DMSs. Any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, results of operations, or financial condition could be materially and adversely affected. Although the results of such lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of these matters relating to the manner in which we control access to, and allow integration with, our DMS that we currently face will have a material adverse effect on our business, results of operations, or financial condition. We believe these cases are without merit and intend to continue to contest the claims in these cases vigorously.
Because litigation is inherently unpredictable, there can be no assurances that a favorable final outcome will be obtained in all our cases, and we cannot assure that the results of any of these actions will not have a material adverse effect on our business, results of operations, financial condition and prospects. For more information regarding the litigation in which we are currently involved, see the information set forth in Item 8 of Part II, "Notes to the Consolidated Financial Statements", Note 18 - Commitments and Contingencies.
We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.
Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our team members and consultants to enter confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products and services similar to ours or use trademarks similar to ours. Existing U.S. federal and state intellectual property laws offer only limited protection. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, and we may not prevail. The failure to adequately protect our intellectual property and other proprietary rights, or manage costs associated with enforcing those rights, could have a material adverse effect on our business, results of operations, and financial condition.
Claims that we or our technologies infringe upon the intellectual property or other proprietary rights of a third party may require us to incur significant costs, enter into royalty or licensing agreements, or develop or license substitute technology.
We have in the past and may in the future be subject to claims that our technologies in our products and services infringe upon the intellectual property or other proprietary rights of a third party. In addition, the vendors providing us with technology that we use in our own technology could become subject to similar infringement claims. Although we believe that our products and services do not infringe any intellectual property or other proprietary rights, we cannot assure that our products and services do not, or that they will not in the future, infringe intellectual property or other proprietary rights held by others. Any claims of infringement could cause us to incur substantial costs defending against the claim, even if the claim is without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from the claim could require us to pay substantial amounts, obtain a license to continue to use the products and services that are the subject of the claim, and/or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license on commercially reasonable terms, or at all, from the third party asserting any particular claim, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the products and services. In addition, we generally provide in our customer agreements for certain products and services that we will indemnify our customers against third-party infringement claims relating to technology that we provide to those customers, which could obligate us to pay damages if the products and services were ever found to be infringing. Infringement claims asserted against us, our vendors, or our customers could have a material adverse effect on our business, results of operations, and financial condition.
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
We have historically pursued growth through acquisitions, ranging from acquisitions of small start-up companies that provide a discrete application to a handful of customers, to acquisitions of substantial companies with more mature solutions and a larger customer base, such as our acquisition of ELEAD in 2018, which supports our CRM business. As part of our ongoing business strategy to expand solutions offerings, acquire new technologies, and strengthen our value proposition to customers, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, and joint ventures. However, there may be significant competition for acquisition, alliance, and joint venture targets in our industry, or we may not be able to identify suitable candidates, negotiate attractive terms, or obtain necessary regulatory approvals for such transactions in the future. Acquisitions, strategic alliances, and joint ventures also involve numerous other risks, including potential exposure to assumed litigation and unknown environmental and other liabilities, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was approved or completed.

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
If our customers fail to renew subscriptions in accordance with our expectations, our future revenue and operating results could suffer.
We generate revenue primarily by providing a broad suite of subscription-based software and technology solutions. A large portion of our success depends on our ability to generate renewals of our subscription-based products and services and new sales of such products and services, both to new and existing clients. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and customers may not renew their subscriptions at the same or higher level of service or for the same duration of time, if at all. Therefore, we cannot provide assurance that we will be able to accurately predict future customer renewal rates.
Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services or the services of third-parties working on our behalf, our ability to continue enhancing features and functionality, the reliability (including uptime) of our subscription offerings, the prices of offerings and those offered by our competitors, the actual or perceived information security of our systems and services, decreases in the size of our customer base, reductions in our customers’

spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets, including as a result of the COVID-19 pandemic. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue will be adversely affected.
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
We have invested, and expect to continue to invest, in research and development efforts for new and existing products and technologies and technical sales support. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
We have invested and expect to continue to invest in research and development for new and existing products, technologies and services in response to our customers’ increasing technological requirements. Such investments may be in related areas, such as technical sales support, and may include increases in employee headcount. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenue to offset liabilities assumed and expenses associated with these new investments. We believe that we must continue to invest a significant amount of time and resources in our research and development efforts and technical sales support to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if customers reduce or slow the need to upgrade or enhance their computational software products and design flows, our revenue and operating results may be adversely affected.
There can be no assurance that we will have access to the capital markets on terms acceptable to us or at all.
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
There can be no assurance that we will have access to the capital markets on terms acceptable to us or at all.
Risks Relating to Legal, Regulatory and Compliance Matters
Our business is directly and indirectly subject to, and impacted by, extensive and complex laws and regulations in the U.S. and abroad, and new laws and regulations and/or changes to existing laws and regulations, as well as any associated inquiries or investigations or any other government action, may negatively impact our business, results of operations, and financial condition.
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
In addition to the data privacy and security laws and regulations mentioned below, our business is also directly or indirectly governed by various laws and regulations relating to issues such as information services, telecommunications, antitrust or competition, employment, motor vehicle and manufacturer licensing or franchising, vehicle registration, advertising, taxation, consumer protection, and accessibility. We must also comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act. In addition, motor vehicle and manufacturer licensing, franchising and advertising is highly regulated at the state level and is subject to changing legislative, regulatory, political, and other influences. Such state laws are complex and subject to frequent change. The application of this framework of laws and regulations to our business is complex and, in many instances, is unclear or unsettled, which in turn increases our cost of doing business, may interfere with our ability to offer our solutions competitively in one or more jurisdictions and may expose us and our employees to potential fines, penalties, or other enforcement actions. In some cases, our customers may seek to impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from our existing solutions or processes and may require engineering and other costly resources to accommodate.
In addition, we are and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits from regulatory authorities, particularly in the area of competition. On June 22, 2017, we received from the FTC a Civil Investigative Demand consisting of interrogatories and a request to produce documents relating to any agreements between the Company and Reynolds and Reynolds. On April 22, 2019, we received a subsequent request to schedule interviews with certain current and former Company employees. Parallel document requests have been received from certain states’ Attorneys General. We have responded to the requests and no proceedings have been instituted. At this time, we do not have sufficient information to predict the outcome of, or the cost of resolving these investigations.
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
Revenue from the Partner Program is dependent on the business model of charging third party retail solution providers for integration to our DMS through a program of robust and secure interfaces. Our ability to control the manner in which we provide this robust and secure access to information in our systems, and our pricing model for this service, has been, and will likely continue to be, challenged, dictated and constrained in certain jurisdictions. For example, during the fourth quarter of fiscal 2020, Arizona, Montana, North Carolina and Oregon passed legislation that requires us to provide access or integrations to our software to read or write data in our systems. The legislation in some of these states purports to impose such requirements on us at our cost and without markup, or even without compensation, to any third party designated by a dealer licensee of our software, regardless of whether the dealer licensee has title to the data on our systems or the right under its software license to authorize non-licensee third parties access to our systems. In addition, each statute imposes administrative and technical requirements that are inconsistent with our current solutions and capabilities. We believe that compliance with such legislation will impair our ability to provide our customers with robust and secure technology solutions and will increase our risk of data security and privacy breaches, system and data integrity problems, and associated adverse competitive, financial, operational, and reputational impacts. Similar legislation has been proposed in other states and additional states may consider or pass similar legislation. We may incur significant legal and regulatory expenses in connection with assessing or challenging the applicability of this legislation to our products and offerings and while we seek legal, regulatory, or policy solutions to address concerns with respect to the validity of the legislation or our ability to comply with it. Ultimately, our failure to comply, or to provide solutions that allow our customers to comply, or any new investments of additional time and resources necessary to comply, or to provide solutions that allow our customers to comply, with this legislation will increase our operating costs and reduce our revenue, and could have a material adverse effect on our business, results of operations, and financial condition.
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

Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate directly or indirectly to our business. For example, federal laws and regulations governing privacy and security of consumer information generally apply to our customers and/or to us as a service provider. These include, but are not limited to, the federal Fair Credit Reporting Act, the GLB Act and regulations implementing its information safeguarding requirements, the Junk Fax Prevention Act of 2005, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act"), the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission (the "FCC") telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Risk-Based Pricing Rule, Red Flags Rule, and California Consumer Privacy Act of 2018. Laws of foreign jurisdictions, such as Canada's Anti-Spam Law and Personal Information Protection and Electronic Documents Act, and European Union's General Data Protection Regulation (the "GDPR") similarly apply to our collection, processing, storage, use, and transmission of protected data.
In the U.S., some state laws and regulations have imposed, and others have contemplated imposing, enhanced disclosure obligations and greater restrictions or prohibitions on the use of data than are already contained in federal laws such as the GLB Act and its implementing regulations or the FTC rules described above. For example, a new law in California, the California Consumer Privacy Act of 2018 ("CCPA"), went into effect on January 1, 2020. CCPA provides California consumers with a greater level of transparency and broader rights and choices with respect to their personal information than those contained in any existing state and federal laws in the U.S. The "personal information" regulated by CCPA is broadly defined to include any information that identifies or is reasonably capable of being associated with or linked, directly or indirectly, with a California consumer or household, including, for example, demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer. Compliance with CCPA requires the implementation of a series of operational measures such as preparing data maps, inventories, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing, maintaining and updating detailed disclosures in privacy policies, establishing mechanisms to respond to consumers’ data access, deletion, portability, and opt-out requests, etc. Violations of CCPA will result in civil penalties up to $7,500 per violation. CCPA further allows consumers to file lawsuits against a business if a data breach has occurred as a result of the business' violation of the duty to implement and maintain reasonable security procedures and practices.
The enforcement of the CCPA commenced on July 1, 2020. In the meantime, significant uncertainties in the interpretation and application some key CCPA provisions remain outstanding. On June 2, 2020, the California Attorney General submitted the draft of the implementation regulations to the CCPA ("CCPA Regulations") to the California Office of Administration Law for its final approval. Furthermore, the privacy group whose efforts led to the CCPA in 2018 has proposed a new law, the California Privacy Rights Act ("CPRA"), which, if passed, would replace the CCPA and impose further compliance burdens and risks on service providers such as us.
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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). These principles are subject to interpretation by the U.S. Securities and Exchange Commission ("SEC") and other organizations that develop and interpret accounting principles. New accounting principles arise regularly, implementation of which can have a significant effect on and may increase the volatility of our reported operating results and may even retroactively affect previously reported operating results. In addition, the implementation of new accounting principles may require significant changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting. The costs and effects of these changes could adversely impact our operating results, and difficulties in implementing new accounting principles could cause us to fail to meet our financial reporting obligations.
We may have exposure to unanticipated tax liabilities, which could harm our business, results of operations, and financial condition.
Our business operations subject us to income taxes and non-income based taxes, in both the U.S. and various foreign jurisdictions. The computation of the provision for income taxes and other tax liabilities is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment regarding the application of complicated rules governing accounting for tax provisions under GAAP. The provision for income taxes may require forecasts of effective tax rates for the year, which include assumptions and forward looking financial projections, including the expectations of profit and loss by jurisdiction. Various items cannot be accurately forecasted and future events may materially differ from our forecasts. Our provision for income tax could be materially impacted by a number of factors, including changes in the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and ability to indefinitely reinvest foreign earnings, changes in our ability to utilize foreign tax credits, changes to our transfer pricing practices, tax deductions associated with stock-based compensation, and changes in our need for deferred tax valuation allowances. Any changes in corporate income tax laws or any implementation of tax laws relating to corporate tax reform, could significantly impact our overall tax liability. For these reasons, our actual tax liabilities in a future period may be materially different than our income tax provision.
In addition, changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. In the event that changes in tax laws negatively impact our effective tax rates, our provision for taxes, or generate unanticipated tax liabilities, our business, results of operations, and financial condition could suffer a material adverse effect.
Changes in tax laws or tax rulings could materially affect our results of operations and financial condition.
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our results of operations and financial condition. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for fiscal 2018 and beyond.
Risks Relating to Our Indebtedness
Our current level of indebtedness could negatively impact our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
We have significant debt obligations. On May 24, 2021, we amended our existing $750.0 million revolving credit facility (which was undrawn as of June 30, 2021). In addition, we have $1.6 billion of existing senior notes outstanding. See Note 16 - Debt under Item 8 of Part II of this Annual Report on Form 10-K for details about the terms of our debt.
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
High levels of indebtedness and debt service obligations will effectively reduce the amount of funds available for other business purposes and may adversely affect us.
Interest costs related to our senior notes are substantial, and our higher level of indebtedness, including any future borrowings, could reduce funds available for acquisitions, capital expenditures or other business purposes, impact our credit ratings, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels.
Further, a higher level of indebtedness could make it more difficult for us to satisfy our obligations with respect to our debt, increase our vulnerability to adverse economic or industry conditions and limit our ability to obtain additional financing.
Our ability to make payments of principal and interest on our indebtedness, including our senior notes, depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:
•to seek additional financing in the debt or equity markets;
•to refinance or restructure all or a portion of our indebtedness;
•to sell selected assets or businesses; or
•to reduce or delay planned capital or operating expenditures.
Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.
Our business, results of operations, and financial condition could be harmed by negative rating actions by credit rating agencies.
Nationally recognized credit rating organizations have issued credit ratings relating to the Company and our senior notes. In November 2016, our credit ratings were downgraded to non-investment grade. If our ratings are downgraded further or if ratings agencies indicate that a downgrade may occur, it could limit our access to new financing, reduce our flexibility with respect to working capital needs, adversely affect the market price of our senior notes, result in an increase in financing costs, including interest expense under certain of our debt instruments, and result in less favorable covenants and financial terms in our future financing arrangements. Any of these outcomes could also negatively impact our relationships with our customers or otherwise have a material adverse effect on our business, results of operations, and financial condition. Additional details about the terms of our debt is contained in Item 8 of Part II, "Financial Statements and Supplementary Data", Note 16 - Debt.
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
•the operating and stock price performance of other comparable companies;
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
•the timing, size, and nature of our customer revenue and any losses with respect thereto;
•product and price competition regarding our products and services;
•the timing of introduction and market acceptance of new products, services or product enhancements by us, or our competitors;
•changes in our operating expenses;
•foreign currency fluctuations;
•the timing of acquisitions or divestitures of businesses, products, and services;
•the seasonality of automobile sales;
•the impact of COVID-19;
•personnel changes; and
•fluctuations in economic and financial market conditions.
There is substantial volatility in the stock markets that could negatively impact our stock regardless of our actual operating performance.
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
We have not opted out of the protections afforded by Section 203 of the Delaware General Corporation Law, which provides that a stockholder acquiring more than 15% of our outstanding voting shares (an "Interested Stockholder") but less than 85% of such shares may not engage in certain business combinations with us for a period of three years subsequent to the date on which the stockholder became an Interested Stockholder unless, prior to such date, our Board of Directors approves either the business combination or the transaction which resulted in the stockholder becoming an Interested Stockholder or the business combination is approved by our Board of Directors and by the affirmative vote of at least 66 2/3% of the outstanding voting stock that is not owned by the Interested Stockholder.
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
We cannot assure that we will continue to pay dividends or repurchase shares of our common stock at the times or in the amounts we currently anticipate.
Our Board of Directors has declared, and we have paid, regular quarterly cash dividends on our common stock. The payment of such quarterly dividends and any other future dividends will be at the discretion of our Board of Directors. There can be no assurance that we will continue to pay dividends, as to what the amount of any future dividends will be, or that we will have sufficient surplus under Delaware law to be able to pay any future dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay future dividends, the price of our common stock must appreciate for stockholders to receive a gain on their investment in us. This appreciation may not occur and our stock may in fact depreciate in value.
In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock. As of June 30, 2021, we have spent a total of approximately $1.5 billion to repurchase shares of our common stock under the authorization. There can be no assurance that we will be able to repurchase shares of our common stock at the times or in the amounts we currently anticipate due to market conditions, our cash position, our ability to access new financing, applicable laws and other factors, or that the results of the share repurchase program will be as beneficial as we currently anticipate.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own or lease approximately 0.9 million square feet of real estate, consisting of office and other commercial facilities principally in North America. We own and maintain our global headquarters, totaling approximately 155,000 square feet, in Hoffman Estates, Illinois. We also own or lease 24 locations in North America and 2 locations internationally.
We regularly add or reduce facilities as necessary to accommodate changes in our business operations. We believe that our facilities are adequate to meet our immediate needs, and that, if and when needed, we will be able to secure adequate additional space to accommodate future expansion.
Item 3. Legal Proceedings
For a description of our legal proceedings, see Item 8 of Part II, "Financial Statements and Supplementary Data", Note 18 - Commitments and Contingencies included in this Annual Report of Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
Our common stock began trading on the NASDAQ Global Select Market under the symbol "CDK" on October 1, 2014. As of August 16, 2021, there were 13,184 holders of record of our common stock.
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
Cumulative Total Shareholder Return
The following graph compares the cumulative total stockholder return on our common stock for the five years ended June 30, 2021 with the comparable cumulative return of the: (i) Standard & Poor's (S&P) 500 Index, (ii) S&P MidCap 400 Index, and (iii) S&P 400 Information Technology Index.
The graph assumes $100 was invested in our common stock and in each of the indices as of the market close on June 30, 2016 and assumes that all cash dividends are reinvested. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock. The graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the "Exchange Act"), each as amended, except to the extent that we specifically incorporate it by reference into such filing.
Issuer Purchases of Equity Securities
The following table presents a summary of common stock repurchases made during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
April 1 - 30, 2021	1,656	$53.59	—	$502,297,495
May 1 - 31, 2021	3,257	$53.43	—	$502,297,495
June 1 - 30, 2021	240,355	$51.23	236,382	$490,193,539
Total	245,268		236,382
(1) Pursuant to our 2014 Omnibus Award Plan, shares of our common stock may be withheld upon exercise of stock options or vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purposes have been included in the total number of shares purchased.
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
Executive Overview. CDK enables end-to-end automotive commerce. For over 40 years, we have served automotive retailers and OEMs by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We serve approximately 15,000 retail locations in North America.
Sale of the International and Digital Marketing Businesses. On March 1, 2021, we completed the sale of the International Business to Francisco Partners. Financial results associated with the International Business are presented as discontinued operations in the Consolidated Statements of Operations. Following the sale of the International Business, we are organized as a single operating segment. On April 21, 2020, we completed our sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc., which is a subsidiary of Advent International. The Digital Marketing Business is also presented as discontinued operations. For additional information refer to Item 8 of Part II, "Financial Statements and Supplementary Data", Note 1 - Basis of Presentation and Note 4 - Discontinued Operations.
Acquisitions. On February 1, 2021, we acquired Square Root, Inc., an Austin-based developer of data curation software for OEMs.
On June 2, 2021, we acquired Roadster Inc., a Palo Alto, California-based digital sales platform that modernizes the way consumers buy vehicles and the process in which dealers sell them.
Impacts of COVID-19. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, caused a significant shift in automotive retail activity, and the operations of our dealer customers in particular. To support our customers, we offered financial and other assistance during the fourth quarter of fiscal 2020 and added product benefits to facilitate remote delivery and touchless transactions. We also took steps to monitor our cash flow and liquidity and to migrate many employees to their current work-from-home status. While our underlying business has remained strong during the COVID-19 pandemic, including an increase in our auto sites and improved customer sentiment, the impact of our customer support efforts as well as the cumulative effect of delays of projects and installations due to COVID-19 travel restrictions had an adverse impact on our financial results beginning late in the third quarter of fiscal 2020. These financial impacts were offset by lower travel expenses during the year. Activity in the automotive market improved during fiscal 2021, and we expect that improvement trend to continue during the first half of fiscal 2022, though uncertainty remains. Overall, we believe we are well positioned for further growth opportunities as the impact of the COVID-19 pandemic recedes in the markets we serve and we remain committed to our management philosophy, company goals and our business strategy.
Business Process Modernization Program. As of July 1, 2019, we initiated a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program includes a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We incurred expenses related to this program of $14.1 million in fiscal 2021 and $16.1 million in fiscal 2020. We expect to incur expenses of approximately $6.0 million during fiscal 2022. It is possible that the program will extend beyond the initial three-year time horizon.
Business Transformation Plan. During fiscal 2015, we initiated a three-year business transformation plan designed to increase operating efficiency and improve the cost structure of our operations. The business transformation plan was completed at the end of fiscal 2019. It produced significant benefits in our business performance. Additional information on the business transformation plan is contained in Item 8 of Part II, "Financial Statements and Supplementary Data", Note 7 - Restructuring.
Sources of Revenue and Expenses
Revenue. We generally receive fee-based revenue by providing services to customers. We generate revenue from four categories: subscription, on-site licenses and installation, transaction, and other.
Subscription: for software and technology solutions provided to automotive retailers and OEMs, which includes:
•DMSs and layered applications, which may be installed on-site at the customer’s location, or hosted and provided on a SaaS basis, including ongoing maintenance and support;
•Interrelated services such as installation, initial training, and data updates; and
•Prior to adoption of Accounting Standards Codification ("ASC") 842 "Leases" ("ASC 842"), subscription revenue included technology solutions in which hardware was provided on a service basis. This revenue was previously classified as subscription revenue because under lease accounting guidance in effect prior to ASC 842, substitution rights were considered substantive.
On-site licenses and installation: DMS applications where the software is installed on-site at the customer's location and interrelated services such as installation.
Transaction: fees per transaction to process credit reports, vehicle registrations, and automotive equity mining.
Other: consulting and professional services, sales of hardware, and other miscellaneous revenue. After the adoption of ASC 842 in fiscal 2020, Other revenue also includes leasing revenue from hardware provided to customers on a service basis, as hardware substitution rights are not considered substantive.
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
Trends and Uncertainties in our Marketplace. A number of material trends and/or uncertainties in our marketplace could have either a positive or negative impact on our ability to conduct business, our results of operations, and/or our financial condition. The following is a summary of trends or uncertainties that have the potential to affect our liquidity, capital resources, or results of operations:
•Our revenue, operating earnings, and profitability have varied in the past as a result of these trends and uncertainties and are likely to continue to vary from quarter to quarter, which may lead to volatility in our stock price. These trends or uncertainties could occur in a variety of different areas of our business and the marketplace.
•Changing market trends, including changes in the automotive marketplace could have a material impact on our business. From time to time, factors such as the availability of automobile inventory and the economic trends of a region could have an impact on the volume of automobiles sold at retail in one or more of the geographic markets in which we operate. We also expect to see the continued consolidation of dealers into larger dealer groups that could further enhance our position as a strategic partner with larger dealer groups. To some extent, our business is impacted by these trends, either directly through a shift in the number of transactions processed by customers of our transactional business, or indirectly through changes in our customers’ spending habits based on their own changes in profitability.

•Our ability to bring new solutions to market, research and develop, or acquire the data and technology that enables those solutions is important to our continued success. In addition, our strategy includes the selective pursuit of acquisitions that support or complement our existing technology and solution set. For example, dealers and OEMs are accelerating their adoption of a modern retailing experience for consumers that will allow the option of completing transactions online or in store. Our acquisition of Roadster paired with ELEAD’s automotive CRM software and call center solutions will enhance an end-to-end digital retail experience. An inability to invest in the continued development of new solutions for the automotive marketplace, or an inability to acquire, or successfully integrate acquired, new technology or solutions due to a lack of liquidity or resources, could impair our strategic position.
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
Non-GAAP Financial Measures
We disclose certain financial measures for our consolidated results on both a GAAP and a non-GAAP (adjusted) basis. The non-GAAP financial measures disclosed should be viewed in addition to, and not as an alternative to, results prepared in accordance with GAAP. Our use of each of the following non-GAAP financial measures may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures, or reconcile them to the most directly comparable GAAP financial measures, in the same way.

Non-GAAP Financial Measure	Most Directly Comparable GAAP Financial Measure
Adjusted earnings before income taxes	Earnings before income taxes
Adjusted provision for income taxes	Provision for income taxes
Adjusted net earnings attributable to CDK	Net earnings attributable to CDK
Adjusted diluted earnings attributable to CDK per share	Diluted earnings attributable to CDK per share
Adjusted EBITDA	Net earnings attributable to CDK
Adjusted EBITDA margin	Net earnings attributable to CDK margin
We use adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, adjusted EBITDA and adjusted EBITDA margin internally to evaluate our performance on a consistent basis. These measures adjust for the impact of certain items that we believe are inconsistent in amount and frequency and do not directly reflect our underlying operations. By adjusting for these items, we believe we have more precise inputs for use as factors in (i) our budgeting process, (ii) financial and operational decisions, (iii) evaluations of ongoing operating performance on a consistent period-to-period basis and relative to our competitors, (iv) target leverage calculations, (v) debt covenant calculations, and (vi) incentive-based compensation decisions.
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
Results of Operations
(Tabular amounts in millions, except per share amounts)
Fiscal 2021 Compared to Fiscal 2020. The following is a discussion of the results of our consolidated results of operations for fiscal 2021 and 2020, respectively.
The table below presents our Consolidated Statements of Operations for the periods indicated and the dollar change and percentage change between periods.

	Year Ended June 30,		Change
	2021	2020	$	%
Revenue	$1,673.2	$1,639.0	$34.2	2%
Cost of revenue	875.0	800.6	74.4	9%
Selling, general and administrative expenses	360.9	338.7	22.2	7%
Litigation provision	12.0	—	12.0	—%
Total expenses	1,247.9	1,139.3	108.6	10%
Operating earnings	425.3	499.7	(74.4)	(15)%
Interest expense	(124.6)	(144.1)	19.5	(14)%
Loss on extinguishment of debt	(25.6)	—	(25.6)	—%
Loss from equity method investment	(27.3)	(2.7)	(24.6)	n/m
Other income, net	36.9	21.1	15.8	75%
Earnings before income taxes	284.7	374.0	(89.3)	(24)%
Margin %	17.0%	22.8%
Provision for income taxes	(94.5)	(108.8)	14.3	(13)%
Effective tax rate	33.2%	29.1%
Net earnings from continuing operations	190.2	265.2	(75.0)	(28)%
Net earnings (loss) from discontinued operations	852.8	(50.7)	903.5	n/m
Net earnings	1,043.0	214.5	828.5	n/m
Less: net earnings attributable to noncontrolling interest	8.7	7.0	1.7	24%
Net earnings attributable to CDK	$1,034.3	$207.5	$826.8	n/m

Revenue.

	Year Ended June 30,		Change
	2021	2020	$	%
Subscription	$1,313.9	$1,306.0	$7.9	1%
On-site licenses and installation	9.2	10.8	(1.6)	(15)%
Transaction	174.9	155.0	19.9	13%
Other	175.2	167.2	8.0	5%
Total Revenue	$1,673.2	$1,639.0	$34.2	2%
Revenues for fiscal 2021 increased by $34.2 million as compared to fiscal 2020.
•Subscription revenue increased by $7.9 million due to an increase in average sites and revenue per DMS customer site. DMS customer site count increased from 14,719 sites as of June 30, 2020 to 15,025 sites as of June 30, 2021. This increase was largely offset by the impact of the re-allocation of lessor revenue from subscription revenue to other revenue for our Hardware as a Service ("HaaS") arrangements due to our prospective adoption of ASC 842 in fiscal 2020, and a decline in Partner Program revenue.

•Transaction revenue increased by $19.9 million due to higher transaction volumes in fiscal 2021 as the downturn in automotive retail activity caused by COVID-19 receded, as well as higher credit bureau charges initiated in the second half of fiscal 2021.
•Other revenue increased by $8.0 million due to higher hardware revenue including lessor accounting under ASC 842 driven by strong installation of our Cloud Connect product, partially offset by the COVID-related impacts in our consulting and call center businesses.
Cost of Revenue. Cost of revenue for fiscal 2021 increased by $74.4 million as compared to fiscal 2020. Cost of revenue increased due to higher employee-related costs and professional services to support our strategic growth initiatives and other research and development activities as well as our revenue growth. Cost of revenue was also impacted by a post-ASC 842 change in the timing of cost recognition for our HaaS arrangements, costs related to a transition services agreement in connection with the sale of the Digital Marketing Business and the International Business, and higher incentive compensation and employee benefit costs. The increase was partially offset by higher software capitalization and lower employee travel costs in fiscal 2021. Cost of revenue includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $79.3 million and $49.6 million for fiscal 2021 and 2020, respectively, representing 4.7% and 3.0% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2021 increased by $22.2 million as compared to fiscal 2020. Selling, general and administrative expenses increased primarily due to higher employee-related costs consistent with increased headcount, and higher incentive compensation, partially offset by lower travel expenses as a result of the COVID-19 pandemic.
Litigation Provision. During fiscal 2021, our reassessment of the litigation liability resulted in an increase of $12.0 million. For additional information refer to Item 8 of Part II, "Financial Statements and Supplementary Data", Note 18 - Commitments and Contingencies.
Interest Expense. Interest expense for fiscal 2021 decreased by $19.5 million as compared to fiscal 2020 largely due to lower average debt levels in fiscal 2021 compared to fiscal 2020 largely attributable to the payoff of $250.0 million of senior notes in the second quarter of fiscal 2020, the repayment of the three-year term loan facility and five-year term loan facility ("term loans"), and the 5.875% unsecured senior notes with a $500.0 million aggregate principal amount due in 2026 ("2026 notes") in the third and fourth quarter of fiscal 2021, respectively.
Loss on Extinguishment of Debt. Loss on extinguishment of debt is attributable to early terminations of debt. On March 1, 2021, we repaid the indebtedness under the term loans. On April 23, 2021, we paid all indebtedness under the 2026 notes. As a result, we recorded expenses of $18.5 million for a call premium related to the 2026 notes and $7.1 million for the write-off of unamortized debt financing costs during fiscal 2021.
Loss from Equity Method Investment. Refer to Note 15 - Investments for additional information on equity method investments.
Other Income, Net. Other income, net for fiscal 2021 increased by $15.8 million as compared to fiscal 2020 due largely to the recognition of income related to a transition services agreement in connection with the sale of the Digital Marketing Business and the International Business.
Provision for Income Taxes. Income tax expense was $94.5 million and $108.8 million for fiscal 2021 and 2020, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Earnings before income taxes, was 33.2% for fiscal 2021, and differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes, a valuation allowance on a deferred tax asset for the tax basis difference of an equity method investment that is not expected to be realized, a valuation allowance on foreign tax credits not expected to be realized, tax shortfalls on stock-based compensation and non-deductible officer’s compensation. The effective income tax rate for fiscal 2020 was 29.1%, and differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes, a valuation allowance for capital loss carryforward credits triggered by a change in estimate of the expected capital gain associated with the sale of the Digital Marketing Business, withholding taxes on foreign earnings that are no longer indefinitely reinvested, offset by a benefit relating to a refund of prior year state taxes.
Net Earnings (Loss) from Discontinued Operations. Net earnings (loss) from discontinued operations reflect the results of the International Business and the Digital Marketing Business. During fiscal 2021, net earnings for the International Business increased due to the recognition of the gain on sale of the International Business, the benefits from restructuring efforts at the end of fiscal 2020, and lower travel costs due to the COVID-19 pandemic, partially offset by professional fees associated with the sale of the International Business and unfavorable currency exchange rates. During fiscal 2020, we completed the sale of the Digital Marketing Business and recorded a total loss on sale of $96.3 million. Refer to Note 4 - Discontinued Operations for additional information.

Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2021 increased $826.8 million as compared to fiscal 2020. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
Consolidated Non-GAAP Financial Results. The tables below present the reconciliation of the most directly comparable GAAP measures to adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Year Ended June 30,		Change
	2021	2020	$	%
Revenue (1)	$1,673.2	$1,639.0	$34.2	2%

Earnings before income taxes (1)	$284.7	$374.0	$(89.3)	(24)%
Margin %	17.0%	22.8%
Stock-based compensation expense (1) (2)	43.0	19.2	23.8
Amortization of acquired intangible assets (1) (3)	17.6	15.3	2.3
Transaction and integration-related costs (1) (4)	5.1	9.5	(4.4)
Legal and other expenses related to regulatory and competition matters (5)	16.3	19.4	(3.1)
Business process modernization program (6)	14.1	16.1	(2.0)
Workplace optimization expenses (7)	7.4	—	7.4
Officer transition expense (8)	1.1	—	1.1
Net adjustments related to loss from equity method investment (9)	24.3	2.2	22.1
Loss on extinguishment of debt (10)	25.6	—	25.6
Adjusted earnings before income taxes (1)	$439.2	$455.7	$(16.5)	(4)%
Adjusted margin %	26.2%	27.8%

	Year Ended June 30,		Change
	2021	2020	$	%
Provision for income taxes (1)	$94.5	$108.8	$(14.3)	(13)%
Effective tax rate	33.2%	29.1%
Income tax effect of pre-tax adjustments (11)	28.0	19.9	8.1
Income tax effect for foreign earnings previously deemed indefinitely reinvested (12)	—	(2.7)	2.7
Change in deferred tax valuation allowance (13)	(7.7)	(14.8)	7.1
Impact of U.S. tax reform (14)	—	0.3	(0.3)
Adjusted provision for income taxes (1)	$114.8	$111.5	$3.3	3%
Adjusted effective tax rate	26.1%	24.5%

	Year Ended June 30,		Change
	2021	2020	$	%

Net earnings	$1,043.0	$214.5	$828.5	386%
Less: net earnings attributable to noncontrolling interest	8.7	7.0
Net earnings attributable to CDK	1,034.3	207.5	826.8	398%
Net (earnings) loss from discontinued operations (15)	(852.8)	50.7	(903.5)
Stock-based compensation expense(1) (2)	43.0	19.2	23.8
Amortization of acquired intangible assets (1) (3) (16)	17.2	14.9	2.3
Transaction and integration-related costs (1) (4)	5.1	9.5	(4.4)
Legal and other expenses related to regulatory and competition matters (5) (16)	16.3	19.3	(3.0)
Business process modernization program (6)	14.1	16.1	(2.0)
Workplace optimization expenses (7)	7.4	—	7.4
Officer transition expense (8)	1.1	—	1.1
Net adjustments related to loss from equity method investment (9)	24.3	2.2	22.1
Loss on extinguishment of debt (10)	25.6	—	25.6
Income tax effect of pre-tax adjustments (11)	(28.0)	(19.9)	(8.1)
Income tax effect for foreign earnings previously deemed indefinitely reinvested (12)	—	2.7	(2.7)
Change in deferred tax valuation allowance (13)	7.7	14.8	(7.1)
Impact of U.S. tax reform (14)	—	(0.3)	0.3
Adjusted net earnings attributable to CDK (1)	$315.3	$336.7	$(21.4)	(6)%

	Year Ended June 30,		Change
	2021	2020	$	%
Diluted earnings attributable to CDK per share	$8.44	$1.70	$6.74	396%
Net (earnings) loss from discontinued operations (15)	(6.96)	0.42
Stock-based compensation expense (1) (2)	0.35	0.16
Amortization of acquired intangible assets (1) (3)	0.14	0.12
Transaction and integration-related costs (1) (4)	0.04	0.08
Legal and other expenses related to regulatory and competition matters (5)	0.13	0.15
Business process modernization program (6)	0.12	0.13
Workplace optimization expenses (7)	0.06	—
Officer transition expense (8)	0.01	—
Net adjustments related to loss from equity method investment (9)	0.20	0.02
Loss on extinguishment of debt (10)	0.21	—
Income tax effect of pre-tax adjustments (11)	(0.23)	(0.16)
Income tax effect for foreign earnings previously deemed indefinitely reinvested (12)	—	0.02
Change in deferred tax valuation allowance (13)	0.06	0.12
Impact of U.S. tax reform (14)	—	—
Adjusted diluted earnings attributable to CDK per share (1)	$2.57	$2.76	$(0.19)	(7)%

Weighted average common shares outstanding:
Diluted	122.6	122.1

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Year Ended June 30,		Change
	2021	2020	$	%
Net earnings attributable to CDK	$1,034.3	$207.5	$826.8	398%
Margin %	61.8%	12.7%
Net earnings attributable to noncontrolling interest (17)	8.7	7.0	1.7
Net (earnings) loss from discontinued operations (15)	(852.8)	50.7	(903.5)
Provision for income taxes (1) (18)	94.5	108.8	(14.3)
Interest expense (19)	124.6	144.1	(19.5)
Depreciation and amortization (1) (20)	98.7	91.7	7.0
Stock-based compensation expense (1) (2)	43.0	19.2	23.8
Transaction and integration-related costs (1) (4)	5.1	9.5	(4.4)
Legal and other expenses related to regulatory and competition matters (5)	16.3	19.4	(3.1)
Business process modernization program (6)	14.1	16.1	(2.0)
Workplace optimization expenses (7)	7.4	—	7.4
Officer transition expense (8)	1.1	—	1.1
Net adjustments related to loss from equity method investment (9)	29.7	3.3	26.4
Loss on extinguishment of debt (10)	25.6	—	25.6
Adjusted EBITDA	$650.3	$677.3	$(27.0)	(4)%
Adjusted margin %	38.9%	41.3%
_________________________
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
(6) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program includes a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The program is an investment to implement holistic business reform, including the design and implementation of a new ERP system. The expense is included in cost of revenue and selling, general and administrative expenses.
(7) Workplace optimization expenses primarily include costs associated with the divestiture of non-strategic facilities as a result of assessing the post-COVID-19 pandemic real estate requirements to support our business operations. During fiscal 2021, we recorded $4.5 million of operating lease and fixed asset impairment charges, and $2.9 million of employee-related termination costs. These expenses are included in cost of revenue and selling, general and administrative expenses in our Consolidated Statements of Operations.
(8) Officer transition expense includes severance expense in connection with officer departures included in cost of revenue and selling, general and administrative expenses.
(9) Net adjustments related to loss from equity method investment includes certain portions of earnings attributable to an equity interest owned by CDK and in fiscal year 2021, a $14.5 million impairment of an equity method investment included in loss from equity method investment.
(10) Loss on extinguishment of debt related to a redemption premium and the write-off of unamortized debt financing costs as a result of the repayment of indebtedness.
(11) Income tax effect of pre-tax adjustments calculated at applicable statutory rates net of applicable permanent differences.

(12) True-up of income tax expense for cumulative withholding tax associated with historical foreign earnings that are no longer considered indefinitely reinvested as of March 31, 2020. The change in assertion was made in response to the uncertainty related to the COVID-19 pandemic and its potential impact on CDK's liquidity needs.
(13) In fiscal 2021, a valuation allowance on a deferred tax asset for the tax basis difference of an equity method investment that is not expected to be realized. In fiscal 2020, a valuation allowance associated with a deferred tax asset for a capital loss carryforward which we do not expect to utilize.
(14) In fiscal 2020, a one-time tax benefit for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act.
(15) Net (earnings) loss from discontinued operations associated with our sale of the International Business that closed on March 1, 2021, and the divestiture of the Digital Marketing Business that closed on April 21, 2020. We recorded a pre-tax gain of $965.6 million on the sale of the International Business.
(16) The portion of expense related to noncontrolling interest has been removed from amortization of acquired intangible assets for the years ended June 30, 2021 and 2020. The portion of expense related to noncontrolling interest has been removed from legal and other expenses related to regulatory and competition matters for the year ended June 30, 2020.
(17) Net earnings attributable to noncontrolling interest included in the financial statements.
(18) Provision for income taxes included in the financial statements.
(19) Interest expense included in the financial statements.
(20) Depreciation and amortization included in the financial statements.
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for fiscal 2021 decreased $16.5 million as compared to fiscal 2020. Adjusted margin decreased from 27.8% to 26.2%. Adjusted earnings before income taxes were unfavorably impacted by the COVID-19 pandemic, decrease in Partner Program revenue, higher investments in strategic growth initiatives, and an increase in amortization resulting from capitalized software, partially offset by growth in the core business and lower interest expense.
Adjusted Provision for Income Taxes. Adjusted income tax expense was $114.8 million and $111.5 million for fiscal 2021 and 2020, respectively. The adjusted effective tax rate, expressed by calculating the adjusted income tax expense as a percentage of Adjusted earnings before income taxes, was 26.1% for fiscal 2021 and differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes, withholding taxes on foreign earnings, and a valuation allowance set up on certain foreign tax credits. The adjusted effective tax rate for fiscal 2020 was 24.5%, and differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes, offset by refunds of prior year state taxes.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2021 decreased $21.4 million as compared to fiscal 2020. The decrease in Adjusted net earnings attributable to CDK was primarily due to the items discussed above in Adjusted earnings before income taxes and by the associated tax effect.
Adjusted EBITDA. Adjusted EBITDA for fiscal 2021 decreased $27.0 million as compared to fiscal 2020. Adjusted margin decreased from 41.3% to 38.9%. Adjusted EBITDA was unfavorably impacted by the COVID-19 pandemic, a decrease in Partner Program revenue and higher investments in strategic growth initiatives, partially offset by growth in the core business.

Fiscal 2020 Compared to Fiscal 2019. The following is a discussion of the results of our consolidated results of operations for fiscal 2020 and 2019, respectively.
The table below presents our Consolidated Statements of Operations for the periods indicated and the dollar change and percentage change between periods.

	Year Ended June 30,		Change
	2020	2019	$	%
Revenue	$1,639.0	$1,593.0	$46.0	3%
Cost of revenue	800.6	734.4	66.2	9%
Selling, general and administrative expenses	338.7	357.0	(18.3)	(5)%
Restructuring expenses	—	16.6	(16.6)	(100)%
Litigation provision	—	90.0	(90.0)	(100)%
Total expenses	1,139.3	1,198.0	(58.7)	(5)%
Operating earnings	499.7	395.0	104.7	27%
Interest expense	(144.1)	(138.9)	(5.2)	4%
Loss from equity method investment	(2.7)	(17.0)	14.3	(84)%
Other income, net	21.1	4.6	16.5	n/m
Earnings before income taxes	374.0	243.7	130.3	53%
Margin %	22.8%	15.3%
Provision for income taxes	(108.8)	(48.6)	(60.2)	124%
Effective tax rate	29.1%	19.9%
Net earnings from continuing operations	265.2	195.1	70.1	36%
Net loss from discontinued operations	(50.7)	(63.2)	12.5	(20)%
Net earnings	214.5	131.9	82.6	63%
Less: net earnings attributable to noncontrolling interest	7.0	7.9	(0.9)	(11)%
Net earnings attributable to CDK	$207.5	$124.0	$83.5	67%
Revenue.

	Year Ended June 30,		Change
	2020	2019	$	%
Subscription	$1,306.0	$1,283.3	$22.7	2%
On-site licenses and installation	10.8	7.9	2.9	37%
Transaction	155.0	162.5	(7.5)	(5)%
Other	167.2	139.3	27.9	20%
Total Revenue	$1,639.0	$1,593.0	$46.0	3%
Revenue for fiscal 2020 increased by $46.0 million as compared to fiscal 2019.
•Subscription revenue grew due to the ELEAD acquisition, an increase in average revenue per DMS customer site primarily due to a combination of higher layered application sales, and a net increase in DMS customer site count which increased from 14,681 sites as of June 30, 2019 to 14,719 sites as of June 30, 2020. These increases were partially offset by pricing concessions, including customer discounts and credits in response to the COVID-19 pandemic.
•Transaction revenue decreased primarily due to a reduction in vehicle registrations and credit report activity attributable to the COVID-19 pandemic.
•Other revenue increased due to a post-ASC 842 change in the timing of revenue recognition for our HaaS arrangements.
Cost of Revenue. Cost of revenue for fiscal 2020 increased by $66.2 million as compared to fiscal 2019. Cost of revenue increased due to the ELEAD acquisition, higher costs relating to investments in strategic growth initiatives, a post-ASC 842 change in the timing of cost recognition for our HaaS arrangements, and an increase in amortization due to higher levels of capitalized software. These increases were partially offset by the cost containment efforts in response to the COVID-19 pandemic, impairment charges recorded related to certain intangible assets during the second quarter of the prior year, and lower employee related expenses. Cost of revenue include expenses to research, develop, and deploy new and enhanced solutions for our customers of $49.6 million and $57.6 million for fiscal 2020 and 2019, respectively, representing 3.0% and 3.6% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2020 decreased by $18.3 million as compared to fiscal 2019. Selling, general and administrative expenses decreased due to lower stock-based compensation expense resulting from cumulative adjustments related to the achievement of financial performance metrics associated with performance-based restricted stock units, certain expenses incurred in the prior year related to the business transformation plan which was completed at the end of fiscal 2019, and lower travel expenses as a result of the COVID-19 pandemic, partially offset by costs related to the business process modernization program that began during fiscal 2020.
Restructuring Expenses. Restructuring expenses for fiscal 2019 relate to our business transformation plan which was completed at the end of fiscal 2019.
Litigation Provision. We recorded a $90.0 million litigation provision related to antitrust lawsuits during fiscal 2019. Additional information on the litigation provision is contained in Item 8 of Part II, "Financial Statements and Supplementary Data", Note 18 - Commitments and Contingencies.
Interest Expense. Interest expense for fiscal 2020 increased by $5.2 million as compared to fiscal 2019 due to higher interest rates and higher average debt levels in fiscal 2020 compared to fiscal 2019.
Loss from Equity Method Investment. During fiscal 2020, we recorded a $2.7 million loss related to an equity-method investment. In addition, during fiscal 2019, we recorded a $17.0 million loss from an equity method investment related to the termination of a joint-venture contract. Refer to Note 15 - Investments for additional information on equity method investments.
Other Income, Net. Other income, net for fiscal 2020 increased by $16.5 million as compared to fiscal 2019 due largely to the recognition of income related to a transition services agreement in connection with the sale of the Digital Marketing Business.
Provision for Income Taxes. Income tax expense was $108.8 million and $48.6 million for fiscal 2020 and 2019, respectively. The effective tax rate, expressed by calculating the income tax expense as a percentage of Earnings before income taxes, was 29.1% for fiscal 2020 and differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes, a valuation allowance for capital loss carryforward credits triggered by a change in estimate of the expected capital gain associated with the sale of the Digital Marketing Business, withholding taxes on foreign earnings that are no longer indefinitely reinvested, offset by a benefit related to a refund of prior year state taxes. The effective tax rate for fiscal 2019 was 19.9% and differed from the U.S. federal statutory rate of 21.0% primarily due to a decrease in a valuation allowance related to the estimated capital gain associated with the sale of the Digital Marketing Business, an increase in a valuation allowance related to a new capital loss generated from termination of a joint venture, the benefit of US tax credits, partially offset by the unfavorable impact of state and local taxes.
Net Loss from Discontinued Operations. Net loss from discontinued operations reflect the results of the International Business and the Digital Marketing Business. During fiscal 2020, net earnings for the International Business decreased due to one-time employee termination benefits related to a restructuring plan and customer pricing concessions in response to the COVID-19 pandemic. During fiscal 2019, the Digital Marketing Business was impacted by a $168.7 million goodwill impairment charge. On April 21, 2020, we completed the sale of the Digital Marketing Business and recorded a total loss on sale of $96.3 million. Refer to Note 4 - Discontinued Operations for additional information.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for fiscal 2020 increased by $83.5 million as compared to fiscal 2019. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.

Consolidated Non-GAAP Results. The tables below present the reconciliation of the most directly comparable GAAP measures to adjusted provision for income taxes, adjusted net earnings attributable to CDK, and adjusted diluted earnings attributable to CDK per share.

	Year Ended June 30,		Change
	2020	2019	$	%
Revenue (1)	$1,639.0	$1,593.0	$46.0	3%

Earnings before income taxes (1)	$374.0	$243.7	$130.3	53%
Margin %	22.8%	15.3%
Stock-based compensation expense (1) (2)	19.2	29.0	(9.8)
Amortization of acquired intangible assets (1) (3)	15.3	14.6	0.7
Transaction and integration-related costs (1) (4)	9.5	13.2	(3.7)
Legal and other expenses related to regulatory and competition matters (5)	19.4	111.2	(91.8)
Business process modernization program (6)	16.1	—	16.1
Restructuring expenses (1) (7)	—	16.6	(16.6)
Other business transformation expenses (1) (7)	—	18.7	(18.7)
Impairment of intangible assets (8)	—	14.9	(14.9)
Officer transition expense (9)	—	6.4	(6.4)
Net adjustments related to loss from equity method investment (10)	2.2	—	2.2
ELEAD joint venture termination(11)	—	17.0	(17.0)
Adjusted earnings before income taxes (1)	$455.7	$485.3	$(29.6)	(6)%
Adjusted margin %	27.8%	30.5%

	Year Ended June 30,		Change
	2020	2019	$	%
Provision for income taxes (1)	$108.8	$48.6	$60.2	124%
Effective tax rate	29.1%	19.9%
Income tax effect of pre-tax adjustments (12)	19.9	48.5	(28.6)
Income tax effect for foreign earnings previously deemed indefinitely reinvested (13)	(2.7)	—	(2.7)
Change in deferred tax valuation allowance (14)	(14.8)	14.8	(29.6)
Impact of U.S. tax reform (15)	0.3	0.6	(0.3)
Adjusted provision for income taxes (1)	$111.5	$112.5	$(1.0)	(1)%
Adjusted effective tax rate	24.5%	23.2%

	Year Ended June 30,		Change
	2020	2019	$	%
Net earnings	$214.5	$131.9	$82.6	63%
Less: net earnings attributable to noncontrolling interest	7.0	7.9
Net earnings attributable to CDK	207.5	124.0	83.5	67%
Net (earnings) loss from discontinued operations (16)	50.7	63.2	(12.5)
Stock-based compensation expense(1) (2)	19.2	29.0	(9.8)
Amortization of acquired intangible assets (1) (3) (17)	14.9	14.3	0.6
Transaction and integration-related costs (1) (4)	9.5	13.2	(3.7)
Legal and other expenses related to regulatory and competition matters (5) (17)	19.3	111.0	(91.7)
Business process modernization program (6)	16.1	—	16.1
Restructuring expenses (1) (7) (17)	—	16.5	(16.5)
Other business transformation expenses (1) (7)	—	18.7	(18.7)
Impairment of intangible assets (8)	—	14.9	(14.9)
Officer transition expense (9)	—	6.4	(6.4)
Net adjustments related to loss from equity method investment (10)	2.2	—	2.2
ELEAD joint venture termination(11)	—	17.0	(17.0)
Income tax effect of pre-tax adjustments (12)	(19.9)	(48.5)	28.6
Income tax effect for foreign earnings previously deemed indefinitely reinvested (13)	2.7	—	2.7
Change in deferred tax valuation allowance (14)	14.8	(14.8)	29.6
Impact of U.S. tax reform (15)	(0.3)	(0.6)	0.3
Adjusted net earnings attributable to CDK (1)	$336.7	$364.3	$(27.6)	(8)%

	Year Ended June 30,		Change
	2020	2019	$	%
Diluted earnings attributable to CDK per share	$1.70	$0.98	$0.72	73%
Net (earnings) loss from discontinued operations (16)	0.42	0.50
Stock-based compensation expense (1) (2)	0.16	0.23
Amortization of acquired intangible assets (1) (3) (17)	0.12	0.11
Transaction and integration-related costs (1) (4)	0.08	0.10
Legal and other expenses related to regulatory and competition matters (5) (17)	0.15	0.88
Business process modernization program (6)	0.13	—
Restructuring expenses (1) (7) (17)	—	0.13
Other business transformation expenses (1) (7)	—	0.15
Impairment of intangible assets (8)	—	0.12
Officer transition expense (9)	—	0.05
Net adjustments related to loss from equity method investment (10)	0.02	—
ELEAD joint venture termination(11)	—	0.13
Income tax effect of pre-tax adjustments (12)	(0.16)	(0.38)
Income tax effect for foreign earnings previously deemed indefinitely reinvested (13)	0.02	—
Change in deferred tax valuation allowance (14)	0.12	(0.12)
Adjusted diluted earnings attributable to CDK per share (1)	$2.76	$2.88	$(0.12)	(4)%

Weighted average common shares outstanding:
Diluted	122.1	126.4

The table below presents the reconciliation of net earnings attributable to CDK to adjusted EBITDA.

	Year Ended June 30,		Change
	2020	2019	$	%
Net earnings attributable to CDK	$207.5	$124.0	$83.5	67%
Margin %	12.7%	7.8%
Net earnings attributable to noncontrolling interest (18)	7.0	7.9	(0.9)
Net (earnings) loss from discontinued operations (16)	50.7	63.2	(12.5)
Provision for income taxes (1) (19)	108.8	48.6	60.2
Interest expense (20)	144.1	138.9	5.2
Depreciation and amortization (1) (21)	91.7	80.4	11.3
Stock-based compensation expense (1) (2)	19.2	29.0	(9.8)
Transaction and integration-related costs (1) (4)	9.5	13.2	(3.7)
Legal and other expenses related to regulatory and competition matters (5)	19.4	111.2	(91.8)
Business process modernization program (6)	16.1	—	16.1
Restructuring expenses (1) (7)	—	16.6	(16.6)
Other business transformation expenses (1) (7)	—	18.7	(18.7)
Impairment of intangible assets(10)	—	14.9	(14.9)
Officer transition expense (11)	—	6.4	(6.4)
Net adjustments related to loss from equity method investment (10)	3.3	—	3.3
ELEAD joint venture termination(11)	—	17.0	(17.0)
Adjusted EBITDA	$677.3	$690.0	$(12.7)	(2)%
Adjusted margin %	41.3%	43.3%
_______________________
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
(6) Business process modernization program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program includes a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. The program is an investment to implement holistic business reform, including the design and implementation of a new ERP system. The expense is included in cost of revenue and selling, general and administrative expenses.
(7) Restructuring expense and other transformation expenses in fiscal 2019 relate to expenses incurred in connection with our business transformation plan. These charges are included in cost of revenue and selling, general and administrative expenses.
(8) Impairment of intangible assets consists of the write-off of certain intangible assets and is reported in cost of revenue.
(9) Officer transition expense includes severance expense in connection with officer departures included in cost of revenue and selling, general and administrative expenses.
(10) Net adjustments related to loss from equity method investment includes certain portions of earnings attributable to an equity interest owned by CDK included in loss from equity method investment.
(11) Loss related to ELEAD joint venture contract termination included in loss from equity method investment.
(12) Income tax effect of pre-tax adjustments calculated at applicable statutory rates net of applicable permanent differences.

(13) True-up of income tax expense for cumulative withholding tax associated with historical foreign earnings that are no longer considered indefinitely reinvested as of March 31, 2020. The change in assertion was made in response to the uncertainty related to the COVID-19 pandemic and its potential impact on CDK’s liquidity needs.
(14) In fiscal 2019, decrease in valuation allowance associated with a deferred tax asset for a capital loss carryforward which the Company expected to utilize in connection with the plan to divest the Digital Marketing Business. In fiscal 2020, based on new information about the plan for the sale, the valuation allowance was restored.
(15) In fiscal 2020, a one-time tax benefit for an adjustment of an accrual for foreign withholding taxes related to undistributed earnings as a result of the Tax Reform Act. In fiscal 2019, a $0.6 million tax expense due to a true-up to the one-time transition tax pursuant to the Tax Reform Act.
(16) Net (earnings) loss from discontinued operations associated with our sale of the International Business that closed on March 1, 2021, and the divestiture of the Digital Marketing Business that closed on April 21, 2020.
(17) The portion of expense related to noncontrolling interest has been removed from amortization of acquired intangible assets, and legal and other expenses related to regulatory and competition matters for the years ended June 30, 2020 and 2019. The portion of expense related to noncontrolling interest has been removed from restructuring expenses for the year ended June 30, 2019.
(18) Net earnings attributable to noncontrolling interest included in the financial statements.
(19) Provision for income taxes included in the financial statements.
(20) Interest expense included in the financial statements.
(21) Depreciation and amortization expense included in the financial statements.
Adjusted Earnings Before Income Taxes. Adjusted earnings before income taxes for fiscal 2020 decreased by $29.6 million as compared to fiscal 2019. Adjusted margin decreased from 30.5% to 27.8%. Adjusted earnings before income taxes were unfavorably impacted by the COVID-19 pandemic, a decrease in Partner Program revenue, higher investments in strategic growth initiatives, an increase in amortization resulting from capitalized software, and higher interest expense, partially offset by growth in the core business.
Adjusted Provision for Income Taxes. Adjusted income tax expense was $111.5 million and $112.5 million for fiscal 2020 and 2019, respectively. The adjusted effective tax rate, expressed by calculating the adjusted income tax expense as a percentage of Adjusted earnings before income taxes, was 24.5% for fiscal 2020, and differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes. The adjusted effective tax rate for fiscal 2019 was 23.2% and differed from the U.S. federal statutory rate of 21.0% primarily due to the impact of state and local taxes, partially offset by the benefit of U.S. tax credits.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for fiscal 2020 decreased by $27.6 million as compared to fiscal 2019. The decrease in Adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes and by the associated tax effect.
Adjusted EBITDA. Adjusted EBITDA for fiscal 2020 decreased by $12.7 million as compared to fiscal 2019. Adjusted margin decreased from 43.3% to 41.3%. Adjusted EBITDA was unfavorably impacted by the COVID-19 pandemic, a decrease in Partner Program revenue and higher investments in strategic growth initiatives, partially offset by growth in the core business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Refer to Impacts of COVID-19 in the Results of Operations section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about liquidity and capital resources.
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
As of June 30, 2021, cash and cash equivalents were $157.0 million, total CDK stockholders' equity was $480.8 million, and total debt was $1,593.6 million, which is net of unamortized financing costs of $17.3 million. Working capital as of June 30, 2021 was $201.1 million as compared to $179.5 million as of June 30, 2020. Working capital as used herein excludes current maturities of long-term debt and finance lease liabilities.
Our borrowings consist of 5.00% senior notes with a $500.0 million aggregate principal amount due in 2024, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.250% senior notes with a $500.0 million aggregate principal amount due in 2029. Additionally, we have a $750.0 million revolving credit facility, of which none was drawn as of June 30, 2021.
On March 1, 2021, we repaid indebtedness of $566.0 million under the three-year and the five-year term loan facilities. As a result of this repayment, we recorded expenses for the write-off of unamortized debt financing costs of $2.2 million in loss on extinguishment of debt in the Consolidated Statements of Operations.
On April 23, 2021, we paid all indebtedness under the 2026 notes. The redemption was funded from cash on hand and lowered annual interest expense by $29.4 million. As a result of this repayment, we recorded expenses of $18.5 million for the call premium and $4.8 million for the write-off of unamortized debt financing costs in loss on extinguishment of debt in the Consolidated Statements of Operations.
On May 24, 2021, we entered into an amendment of our revolving credit facility, which includes an extension of its maturity from August 2023 to May 2026, and amendments to its financial covenants. The amended financial covenants provide that (i) the ratio of our total consolidated indebtedness to consolidated EBITDA ("Leverage Ratio") may not exceed: 3.75 to 1.00. Upon the occurrence of certain acquisitions for each of the four consecutive fiscal quarters immediately following such certain acquisitions (including the fiscal quarter in which such certain acquisition was consummated), the ratio set forth above will be increased to 4.25 to 1.00, and (ii) the ratio of consolidated EBITDA to consolidated interest expense may not be less than 3.00 to 1.00.
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
Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of our return of capital plan, whereby we have repurchased approximately $1.5 billion of common stock through June 30, 2021. Under the authorization, and subject to the restrictions of our credit agreements, as amended, we may continue to purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, the availability and cost of additional indebtedness, and other potential uses for free cash flow including, but not limited to, potential acquisitions. The refinancing of our revolving credit facility in the fourth quarter of fiscal 2021 removed restrictions on repurchases of our common stock. In the third quarter of fiscal 2021, we announced that we expect to repurchase $200 million to $250 million of our common stock over a period of 12 to 18 months. We made stock repurchases of $12.1 million during fiscal 2021 as part of this program.

Dividends to Common Stockholders. A summary of 2021 dividend activity for our common stock is as follows:

Dividend Per Share	Declaration Date	Record Date	Payment Date
$0.15	August 6, 2020	September 1, 2020	September 30, 2020
0.15	November 12, 2020	December 1, 2020	December 30, 2020
0.15	February 24, 2021	March 8, 2021	March 30, 2021
0.15	June 10, 2021	June 21, 2021	June 30, 2021
$0.60
The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant. In addition, our ability to pay dividends on our common stock will be limited by restrictions on our ability to pay dividends or make distributions to our stockholders and on the ability of our subsidiaries to pay dividends or make distributions to us, in each case, under the terms of our current and any future agreements governing our indebtedness.
Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows for fiscal 2021 and 2020, are summarized as follows:

	Year Ended June 30,		Change
($ in millions)	2021	2020	$
Cash provided by (used in):
Operating activities, continuing operations	$341.5	$327.6	$13.9
Operating activities, discontinued operations	(124.8)	47.5	(172.3)
Investing activities, continuing operations	(459.9)	(94.1)	(365.8)
Investing activities, discontinued operations	1,380.9	(14.2)	1,395.1
Financing activities, continuing operations	(1,213.8)	(344.8)	(869.0)
Financing activities, discontinuing operations	—	(1.1)	1.1
Effect of exchange rate changes on cash and cash equivalents, and restricted cash, including cash classified in current assets held for sale	21.1	(9.8)	30.9
Net change in cash and cash equivalents, and restricted cash, including cash classified in current assets held for sale	$(55.0)	$(88.9)	$33.9
Net cash flows provided by operating activities from continuing operations increased by $13.9 million due to the timing of payments made to our vendors and tax authorities, and cash received from our customers in the normal course of business including those related to our transition services agreement in connection with the sale of the Digital Marketing Business and the International Business, partially offset by lower net earnings adjusted for non-cash charges.
Net cash flows used in operating activities from discontinued operations increased by $172.3 million primarily due to the tax paid on the gain on sale of the International Business in fiscal 2021.
Net cash flows used in investing activities from continuing operations increased by $365.8 million largely due the acquisition of Roadster and Square Root, as well as an increase in capitalized software and capital expenditures.
Net cash flows provided by investing activities from discontinued operations increased by $1,395.1 million primarily due to the receipt of $1.4 billion of net proceeds from the sale of the International Business in the third quarter of fiscal 2021.
Net cash flows used in financing activities from continuing operations increased by $869.0 million primarily due to the repayment of our term loans and 2026 notes in fiscal 2021.

Off-Balance Sheet Arrangements. As of June 30, 2021, we did not have any off-balance sheet arrangements consisting of transactions, agreements, or other contractual arrangements to which an entity not consolidated in our financial statements was a party. However, in the normal course of operations, we may enter into contractual obligations consisting of purchase commitments. Such obligations have been presented in Item 8 of Part II, "Financial Statement and Supplementary Data", Note 18 - Commitments and Contingencies of this Annual Report on Form 10-K.
Related Party Agreements. Refer to Item 8 of Part II, "Financial Statement and Supplementary Data", Note 15 - Investments of this Annual Report on Form 10-K for financial information regarding related party transactions.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. Estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial condition are discussed below.
Revenue Recognition. We recognize revenue in accordance with ASC 606 "Revenue from Contracts with Customers" ("ASC 606").
We determine the amount of revenue to be recognized through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy the performance obligations.
The majority of our revenue is generated from contracts with multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We are required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received may be variable based on the specific terms of the contract.
We rarely license or sell products or services on a standalone basis. As such, we are required to develop the best estimate of standalone selling price of each distinct good or service as the basis for allocating the total transaction price. The primary method used to estimate standalone selling price is the adjusted market assessment approach, with some product categories using the expected cost plus a margin approach. When establishing standalone selling price, we consider various factors which may include geographic region, current market trends, customer class, its market share and position, its general pricing practices for bundled products and services, and recent contract sales data.
We apply significant judgment in order to identify and determine the number of performance obligations, estimate the total transaction price, determine the allocation of the transaction price to each identified performance obligation, and determine the appropriate method and timing of revenue recognition.
We generate revenue from the following four categories: subscription, on-site licenses and installation, transaction, and other. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenue.
Subscription. CDK provides software and technology solutions for automotive retailers and OEMs, which includes:
•DMSs and layered applications, where the software is hosted and provided on a SaaS basis.
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
Revenue for SaaS and other hosted service arrangements, are recognized ratably over the duration of the contract. We have determined its obligation under these arrangements is to stand ready to perform the underlying services as required by the customer. The customer receives the benefit of the services and we have the right to payment as the services are performed. A time-elapsed output method is used to measure progress as we transfer control evenly over the duration of the contract.
On-site licenses and installation. On-site software arrangements include a license of intellectual property as the customer has the contractual right to take possession of the software and the customer can either run the software on its own hardware or contract with another party unrelated to us to host the software. The customer receives the right to use the software license upon its installation for the term of the arrangement. As such, we have concluded that the software license is a distinct performance obligation and recognizes the transaction price allocated to on-site software upon installation. We also provide maintenance and support of the software applications. Such maintenance and support services may include server and desktop support, bug fixes, and support resolving other issues a customer may encounter in utilizing the software. Revenue allocated to support and maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits, given the support and maintenance comprise distinct performance obligations that are satisfied ratably over time. A time-elapsed output method is used to measure progress as we transfer control evenly over the duration of the contract.
Transaction. We receive fees per transaction for providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, and automotive equity mining. Transaction revenue is variable based on the volume of transactions processed. We have a right to payment as the transactions are performed in an amount that corresponds directly with the value to the customer. As such, we recognize transaction revenue as the services are rendered and in the amount to which it has the right to invoice. Transaction revenue for credit report processing and automotive equity mining are recorded in revenue gross of costs incurred when we are substantively and contractually responsible for providing the service, software, and/or connectivity to the customer, and controls the specified good or service before it is transferred to the customer. We recognize vehicle registration revenue net of the state registration fee since we are acting as an agent and do not control the related goods and services before they are transferred to the customer.
Other. We provide consulting and professional services, including marketing campaign solutions, and sells hardware such as laser printers, networking and telephony equipment, and related items. Consulting and professional services are either billed on a time and materials basis or on a fixed monthly, quarterly or semi-annual basis based on the amount of services contracted. After the adoption of ASC 842, Other revenue also includes leasing revenue from hardware where the customer has a right of use during the contract term under ASC 842, as hardware substitution rights are not considered substantive.
Stock-Based Compensation. Certain of our employees (a) have been granted stock options to purchase shares of our common stock and/or (b) have been granted restricted stock or restricted stock units under which shares of our common stock vest based on the passage of time or achievement of performance and market conditions.
We recognize stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. We determine the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatility utilized in the binomial option pricing model are based on a combination of implied market volatility and historical volatility of our stock and a peer group of companies due to the limited trading history associated with our common stock. Inclusion of our stock volatility in the valuation of future stock option grants may impact stock-based compensation expense recognized. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
The grant date fair value of restricted stock and restricted stock units that vest upon achievement of service conditions is based on the closing price of our common stock on the date of grant. We also grant performance-based awards that vest over a performance period. Under these programs, we communicate "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 260% of the target awards. The fair value of performance-based awards subject to a market condition is determined by using a Monte Carlo simulation model. The principal variable assumptions utilized in determining the grant date fair value of performance-based awards subject to a market condition include the risk-free rate, stock volatility, dividend yield, and correlations between our stock price and the stock prices of the peer group of companies. The probability associated with the achievement of performance conditions affects the vesting of our performance-based awards.

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
If certain pending tax matters settle within one year, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
We account for the global intangible low taxed income ("GILTI") tax as a period cost when incurred. The GILTI provision is effective beginning in fiscal 2019.
Beginning in fiscal 2019, our accounting policy is to allocate goodwill impairment first to any permanent portion of goodwill (when there is an excess of book goodwill over tax goodwill) and to record a period expense when the impairment occurs.
Goodwill. We test goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. We have three reporting units with discrete financial information for each that are regularly reviewed by the chief operating decision maker when allocating resources and assessing performance.
We test impairment by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value of the reporting unit exceeds its fair value, the difference, up to the amount of goodwill recorded for the reporting unit, is recognized as an impairment.
We estimate the fair value of our reporting units by weighting the results from the income approach, which is the present value of expected cash flows discounted at a risk-adjusted weighted average cost of capital, and the market approach, which uses market multiples of companies in similar lines of business. These valuation approaches require significant judgment and consider a number of factors including assumptions about the future growth and profitability of our reporting units, the determination of appropriate comparable publicly traded companies in our industry, discount rates, and terminal growth rates. An adverse change to the fair value of reporting units could result in an impairment charge which could be material to consolidated earnings.

Long-Lived Assets. We review our long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to its undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flow, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value. Given the significance of our long-lived assets, an adverse change to the fair value of our long-lived assets could result in an impairment charge which could be material to our consolidated earnings.
Assets Held for Sale. We consider assets to be held for sale when management, with appropriate authority, approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, we record the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose the assets. Depending on the net realized value from the sale, the potential charge could be material to our consolidated earnings.
Legal and Other Contingencies. From time to time, we are subject to various claims and is involved in various legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business activities, including those noted in Item 8 of Part II, "Financial Statements and Supplementary Data", Note 18 - Commitments and Contingencies. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel involved with such matters as well as with outside legal counsel handling such matters. We accrue for estimated losses for those matters where we believe that the likelihood of a loss has occurred, is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is made after careful analysis of each matter. The amount of such reserves may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.
Business Combinations. We account for business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions including discount rates and long-term growth rates. We may utilize third-party valuation specialists to assist us in the allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related transaction costs and other expenses associated with business combinations are expensed as incurred.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Item 8 of Part II, "Financial Statements and Supplementary Data", Note 3 - New Accounting Pronouncements of this Annual Report on Form 10-K for financial information regarding recently issued and adopted accounting pronouncements including the effects on our results of operations, financial condition, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. We are subject to interest rate risk related to our revolving credit facility as this arrangement contains interest rates that are not fixed. As of June 30, 2021, none of our revolving credit facility was drawn.
Foreign Currency Risk. We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows. We have not been materially impacted by fluctuations in foreign currency exchange rates as a significant portion of our business is transacted in U.S. dollars, and is expected to continue to be transacted in U.S. dollars or U.S. dollar-based currencies. As of June 30, 2021, operations in foreign jurisdictions were principally transacted in Canadian dollars. A hypothetical change in all foreign currency exchange rates of 10% would have resulted in an increase or decrease in consolidated operating earnings of approximately $4.6 million for the year ended June 30, 2021.
We primarily manage our exposure to these market risks through our regular operating and financing activities.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
CDK Global, Inc.
Hoffman Estates, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CDK Global, Inc. and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 2 to the financial statements, effective July 1, 2019, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification 842, Leases, using the modified retrospective approach.
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

In addition, the Company’s subscription and on-site license and installation revenue consists of a significant volume of transactions, sourced from multiple systems, databases, and other tools across different business entities. The processing and recording of revenue involves a combination of manual-intensive data input and automation, including migrating, formatting, and combining significant volumes of data across multiple systems and interfaces, partially facilitated by custom-built algorithms.
Given the complexity of certain of the Company’s contracts and judgments necessary to evaluate the revenue recognition considerations as noted above, the volume of contracts, and the complex manual and automated processes to record revenue, performing procedures to audit revenue required a high degree of auditor judgment and extensive audit effort, including involvement of professionals with expertise in information technology (IT).
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
•We analyzed trends in revenue at the customer and product/service levels to identify unusual trends, patterns, or anomalies.
•We evaluated the reasonableness of the Company’s methodology for estimating standalone selling prices.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
August 17, 2021
We have served as the Company's auditor since 2014.

CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Year Ended June 30,
	2021	2020	2019
Revenue	$1,673.2	$1,639.0	$1,593.0

Expenses:
Cost of revenue	875.0	800.6	734.4
Selling, general and administrative expenses	360.9	338.7	357.0
Restructuring expenses	—	—	16.6
Litigation provision	12.0	—	90.0
Total expenses	1,247.9	1,139.3	1,198.0
Operating earnings	425.3	499.7	395.0

Interest expense	(124.6)	(144.1)	(138.9)
Loss on extinguishment of debt	(25.6)	—	—
Loss from equity method investment	(27.3)	(2.7)	(17.0)
Other income, net	36.9	21.1	4.6

Earnings before income taxes	284.7	374.0	243.7

Provision for income taxes	(94.5)	(108.8)	(48.6)

Net earnings from continuing operations	190.2	265.2	195.1
Net earnings (loss) from discontinued operations	852.8	(50.7)	(63.2)
Net earnings	1,043.0	214.5	131.9
Less: net earnings attributable to noncontrolling interest	8.7	7.0	7.9
Net earnings attributable to CDK	$1,034.3	$207.5	$124.0

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$1.48	$2.13	$1.49
Discontinued operations	$7.00	$(0.42)	$(0.50)
Total net earnings attributable to CDK per share - basic	$8.48	$1.71	$0.99

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$1.48	$2.12	$1.48
Discontinued operations	$6.96	$(0.42)	$(0.50)
Total net earnings attributable to CDK per share - diluted	$8.44	$1.70	$0.98

Weighted average common shares outstanding:
Basic	121.9	121.6	125.5
Diluted	122.6	122.1	126.4

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended June 30,
	2021	2020	2019
Net earnings	$1,043.0	$214.5	$131.9
Other comprehensive income (loss):
Currency translation adjustments	60.7	(19.2)	(17.8)
Reclassification of foreign currency loss to net income	37.9	—	—
Total other comprehensive income (loss)	98.6	(19.2)	(17.8)
Comprehensive income	1,141.6	195.3	114.1
Less: comprehensive income attributable to noncontrolling interest	8.7	7.0	7.9
Comprehensive income attributable to CDK	$1,132.9	$188.3	$106.2

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except per share par value)

	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$157.0	$80.8
Accounts receivable, net	236.4	242.0
Other current assets	168.9	148.4
Assets held for sale	—	214.4
Total current assets	562.3	685.6
Property, plant and equipment, net	71.8	96.7
Other assets	448.7	418.3
Goodwill	1,297.1	999.5
Intangible assets, net	332.7	229.5
Long-term assets held for sale	—	424.5
Total assets	$2,712.6	$2,854.1

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$7.1	$20.7
Accounts payable	29.0	34.3
Accrued expenses and other current liabilities	188.1	188.3
Litigation liabilities	34.0	57.0
Accrued payroll and payroll-related expenses	81.5	52.5
Deferred revenue	28.6	44.6
Liabilities held for sale	—	129.4
Total current liabilities	368.3	526.8
Long-term liabilities:
Debt and finance lease liabilities	1,586.5	2,655.1
Deferred income taxes	111.4	76.4
Deferred revenue	40.4	39.4
Liabilities held for sale	—	40.6
Other liabilities	111.1	96.5
Total liabilities	2,217.7	3,434.8

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 121.5 and 121.5 shares outstanding, respectively	1.6	1.6
Paid-in capital	715.1	687.9
Retained earnings	1,997.4	1,045.5
Treasury stock, at cost: 38.8 and 38.8 shares, respectively	(2,306.0)	(2,305.2)
Accumulated other comprehensive income (loss)	72.7	(25.9)
Total CDK stockholders' equity (deficit)	480.8	(596.1)
Noncontrolling interest	14.1	15.4
Total stockholder's equity (deficit)	494.9	(580.7)
Total liabilities and stockholders' equity (deficit)	$2,712.6	$2,854.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended June 30,
	2021	2020	2019
Cash Flows from Operating Activities:
Net earnings	$1,043.0	$214.5	$131.9
Less: net earnings (loss) from discontinued operations	852.8	(50.7)	(63.2)
Net earnings from continuing operations	190.2	265.2	195.1
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	98.7	91.7	80.4
Asset impairment	4.1	—	19.3
Loss on extinguishment of debt	25.6	—	—
Loss from equity method investment	27.3	2.7	17.0
Deferred income taxes	30.8	4.9	(5.3)
Stock-based compensation expense	43.0	19.2	29.0
Other	6.9	23.1	9.8
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Accounts receivable	13.8	(27.0)	(9.8)
Other assets	(65.2)	(47.3)	(44.5)
Accounts payable	(6.3)	(3.9)	(2.9)
Accrued expenses and other liabilities	(27.4)	(1.0)	92.9
Net cash flows provided by operating activities, continuing operations	341.5	327.6	381.0
Net cash flows provided by (used in) operating activities, discontinued operations	(124.8)	47.5	102.1
Net cash flows provided by operating activities	216.7	375.1	483.1

Cash Flows from Investing Activities:
Capital expenditures	(20.6)	(17.1)	(49.2)
Capitalized software	(74.8)	(57.0)	(36.9)
Proceeds from sale of property, plant and equipment	—	—	6.7
Acquisitions of businesses, net of cash acquired	(359.5)	—	(513.0)
Investment in certificates of deposit	—	(12.0)	—
Proceeds from maturities of certificates of deposit	—	12.0	—
Purchases of investments	(5.0)	(20.0)	(17.0)
Proceeds from investments	—	—	0.4
Net cash flows used in investing activities, continuing operations	(459.9)	(94.1)	(609.0)
Net cash flows provided by (used in) investing activities, discontinued operations	1,380.9	(14.2)	(14.2)
Net cash flows provided by (used in) investing activities	921.0	(108.3)	(623.2)

Cash Flows from Financing Activities:
Net (repayments of ) proceeds from revolving credit facilities	(15.0)	15.0	1,100.0
Repayments of long-term debt and finance lease liabilities	(1,098.5)	(271.2)	(806.5)
Dividends paid to stockholders	(73.0)	(72.9)	(74.8)
Repurchases of common stock	(12.1)	—	(524.1)
Proceeds from exercise of stock options	2.5	6.2	5.0
Withholding tax payments for stock-based compensation awards	(5.0)	(6.2)	(15.8)
Dividend payments to noncontrolling owners	(10.0)	(6.7)	(10.3)
Payments of debt financing costs	(2.7)	(3.7)	(11.7)
Acquisition-related payments	—	(5.3)	(10.8)
Net cash flows used in financing activities, continuing operations	(1,213.8)	(344.8)	(349.0)
Net cash flows used in financing activities, discontinued operations	—	(1.1)	—
Net cash flows used in financing activities	(1,213.8)	(345.9)	(349.0)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash, including cash classified in current assets held for sale	21.1	(9.8)	(6.9)
Net change in cash, cash equivalents, and restricted cash, including cash classified in current assets held for sale	(55.0)	(88.9)	(496.0)
Net change in cash classified in current assets held for sale	134.9	42.1	34.2
Net change in cash, cash equivalents, and restricted cash	79.9	(46.8)	(461.8)

Cash, cash equivalents, and restricted cash, beginning of period	97.3	144.1	605.9
Cash, cash equivalents, and restricted cash end of period	$177.2	$97.3	$144.1

	Year Ended June 30,
	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$157.0	$80.8	$134.4
Restricted cash in funds held for clients included in other current assets	20.2	16.5	9.7
Total cash, cash equivalents, and restricted cash	$177.2	$97.3	$144.1

	Year Ended June 30,
	2021	2020	2019
Supplemental Disclosure:
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$74.9	$51.6	$105.9
Income taxes and foreign withholding taxes, net of refunds, discontinued operations	174.0	2.5	18.3
Interest	119.8	135.9	130.0
Non-cash investing and financing activities:
Capitalized property and equipment obtained under lease	11.9	14.4	15.9
Lease liabilities incurred	(11.9)	(14.4)	(15.9)
Capital expenditures and capitalized software, accrued not paid	0.3	3.2	11.1
Consideration received - equity method investment	—	39.9	—
Consideration received - note receivable	—	24.4	—
Cash consideration not yet transferred	16.8	—	—

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
	Shares Issued	Amount
Balance as of June 30, 2018	160.3	$1.6	$679.8	$753.0	$(1,810.7)	$11.5	$(364.8)	$17.5	$(347.3)
Net earnings	—	—	—	124.0	—	—	124.0	7.9	131.9
Foreign currency translation adjustments	—	—	—	—	—	(17.8)	(17.8)	—	(17.8)
Stock-based compensation expense and related dividend equivalents	—	—	29.7	(0.3)	—	—	29.4	—	29.4
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(34.0)	—	23.2	—	(10.8)	—	(10.8)
Dividends paid to stockholders ($0.60 per share)	—	—	—	(74.8)	—	—	(74.8)	—	(74.8)
Repurchases of common stock	—	—	13.0	—	(537.1)	—	(524.1)	—	(524.1)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(10.3)	(10.3)
Impact of adoption of ASC 606	—	—	—	109.7	—	(0.4)	109.3	—	109.3
Balance as of June 30, 2019	160.3	1.6	688.5	911.6	(2,324.6)	(6.7)	(729.6)	15.1	(714.5)
Net earnings	—	—	—	207.5	—	—	207.5	7.0	214.5
Foreign currency translation adjustments	—	—	—	—	—	(19.2)	(19.2)	—	(19.2)
Stock-based compensation expense and related dividend equivalents	—	—	18.8	(0.7)	—	—	18.1	—	18.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(19.4)	—	19.4	—	—	—	—
Dividends paid to stockholders ($0.60 per share)	—	—	—	(72.9)	—	—	(72.9)	—	(72.9)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.7)	(6.7)
Balance as of June 30, 2020	160.3	1.6	687.9	1,045.5	(2,305.2)	(25.9)	(596.1)	15.4	(580.7)
Net earnings	—	—	—	1,034.3	—	—	1,034.3	8.7	1,043.0
Impact of Adoption of ASC 326 - current expected credit losses, net of tax	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Foreign currency translation adjustments	—	—	—	—	—	60.7	60.7	—	60.7
Reclassification of foreign currency loss to net income	—	—	—	—	—	37.9	37.9	—	37.9
Stock-based compensation expense and related dividend equivalents	—	—	41.0	(1.2)	—	—	39.8	—	39.8
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(13.8)	—	11.3	—	(2.5)	—	(2.5)
Dividends paid to stockholders ($0.60 per share)	—	—	—	(73.0)	—	—	(73.0)	—	(73.0)
Repurchases of common stock	—	—	—	—	(12.1)	—	(12.1)	—	(12.1)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(10.0)	(10.0)
Balance as of June 30, 2021	160.3	$1.6	$715.1	$1,997.4	$(2,306.0)	$72.7	$480.8	$14.1	$494.9

See notes to the consolidated financial statements

CDK Global, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts)

Note 1. Basis of Presentation
Description of Business. CDK Global, Inc. (the "Company" or "CDK") is a leading provider of integrated data and technology solutions to the automotive, heavy truck, recreation and heavy equipment industries. Focused on enabling end-to-end, omnichannel retail commerce through open, agnostic technology, the Company provides solutions to dealers and original equipment manufacturers ("OEMs"), serving approximately 15,000 retail locations in North America. The Company's solutions connect people with technology by automating and integrating all parts of the dealership and buying process, including the acquisition, sale, financing, insuring, parts supply, repair and maintenance of vehicles.
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
On March 1, 2021, the Company completed the sale of the CDK International business ("International Business") to Francisco Partners. Following the sale of the International Business, the Company is organized as a single operating segment. The assets and liabilities of the International Business were classified as held for sale on the Consolidated Balance Sheets as of June 30, 2020. The financial results of the International Business are presented in net earnings (loss) from discontinued operations in the Consolidated Statements of Operations for all periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, discussion in these Notes to the Consolidated Financial Statements refers to continuing operations. For additional information, refer to Note 4 - Discontinued Operations.
Effective July 1, 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The comparative information has not been restated and continues to be reported under the accounting standards in effect for the periods presented. For additional information, refer to Note 11 - Allowance for Credit Losses.
Note 2. Summary of Significant Accounting Policies
Consolidation. The financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the financial statements include the accounts of Computerized Vehicle Registration ("CVR") in which CDK holds a controlling financial interest. Intercompany transactions and balances between consolidated CDK businesses have been eliminated.
Business Combinations. The Company accounts for business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the purchase price allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related transaction and other costs associated with business combinations are expensed as incurred.
Restructuring. Restructuring expenses include employee-related costs, including severance and other termination benefits calculated based on long-standing benefit practices and local statutory requirements. Restructuring liabilities are recognized at fair value in the period the liability is incurred. In some jurisdictions, the Company has ongoing benefit arrangements under which the Company records estimated severance and other termination benefits when such costs are deemed probable and estimable, approved by the appropriate corporate management, and if actions required to complete the termination plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. In jurisdictions where there is not an ongoing benefit arrangement, the Company records estimated severance and other termination benefits when appropriate corporate management has committed to the plan and the benefit arrangement is communicated to the affected employees. Restructuring expenses may also include contract termination costs. A liability for costs to terminate a contract before the end of its term is recognized at fair value when the Company terminates the contract in accordance with its terms. Estimates are evaluated periodically to determine whether an adjustment is required.
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
The majority of the Company’s revenue is generated from contracts with multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification ("ASC") 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company is required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received may be variable based on the specific terms of the contract.
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
Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenue.
The Company generates revenue from the following four categories: subscription, on-site licenses and installation, transaction, and other. The Company does not evaluate a contract for a significant financing component if payment is expected within one year from the transfer of the promised items to the customer.
Subscription. CDK provides software and technology solutions for automotive retailers and OEMs, which includes:
•Dealer Management Systems ("DMSs") and layered applications, which may be installed on-site at the customer’s location, or hosted and provided on a software-as-a-service ("SaaS") basis, including ongoing maintenance and support;
•Interrelated services such as installation, initial training, and data updates;
•Prior to adoption of ASC 842 "Leases" ("ASC 842"), subscription revenue included technology solutions in which hardware was provided on a service basis. This revenue was previously classified as subscription revenue because, under lease accounting guidance in effect prior to ASC 842, substitution rights were considered substantive.
SaaS and other hosted service arrangements, which allow the customer continuous access to the software over the contract period without taking control of the software, are provided on a subscription basis. The Company has concluded that under its SaaS and hosted service arrangements, the customer obtains access to the Company’s software which resides and is maintained on its managed servers. The customer does not obtain the right to take possession of the software. As such, the Company has concluded that its SaaS and hosted services arrangements do not include a software license. Furthermore, the Company has concluded that while the support and maintenance and hosting services are capable of being distinct performance obligations, the obligations are not distinct within the context of the contract. In addition, as the support and maintenance and hosting services are provided over the same period and have the same pattern of transfer of control, the support and maintenance and hosting services are combined and recognized as a single performance obligation. The Company may provide new customers with interrelated setup activities such as installation, initial training and data updates that the Company must undertake to fulfill the contract. These are considered fulfillment activities that do not transfer service to the customer. In addition to the core DMS software application, the customer may also contract for layered applications, which are each considered a distinct performance obligation.
Revenue for SaaS and other hosted service arrangements, are recognized ratably over the duration of the contract. The Company has determined its obligation under these arrangements is to stand ready to perform the underlying services as required by the customer. The customer receives the benefit of the services, and the Company has the right to payment as the services are performed. A time-elapsed output method is used to measure progress as the Company transfers control evenly over the duration of the contract.

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
Transaction. The Company receives fees per transaction for providing auto retailers interfaces with third parties to process credit reports, vehicle registrations, and automotive equity mining. Transaction revenue varies based on the volume of transactions processed. For transaction revenue, the Company has a right to payment as the transactions are performed in an amount that corresponds directly with the value to the customer. As such, the Company recognizes transaction revenue as the services are rendered and in the amount to which it has the right to invoice. Transaction revenue for credit report processing and automotive equity mining is recorded in revenue on a gross basis, incurred when the Company is substantively and contractually responsible for providing the service, software, and/or connectivity to the customer, and controls the specified good or service before it is transferred to the customer. The Company recognizes vehicle registration revenue net of the state registration fee since it is acting as an agent and does not control the related goods and services before they are transferred to the customer.
Other. The Company provides consulting and professional services, including marketing campaign solutions, and sells hardware such as laser printers, networking and telephony equipment, and related items. Consulting and professional services are either billed on a time and materials basis or on a fixed monthly, quarterly or semi-annual basis based on the amount of services contracted. Revenue from these services is recorded when the Company’s obligation is satisfied. Where the Company’s obligation is to provide continuous services throughout the contract period and the customer receives the benefit of those services as they are performed, the Company recognizes services revenue over time using a time-elapsed output method as the Company believes the passage of time faithfully depicts the transfer of services to its customers. Where the professional service represents a single performance obligation, the customer receives the benefit of the services only upon their completion, and the Company does not have the right to payment as the services are performed, such services revenue is recognized upon completion.
The Company often sells hardware bundled with maintenance services and has concluded that these bundles include two distinct performance obligations. The first performance obligation is to transfer the hardware product and the second performance obligation is to provide maintenance on the hardware and its embedded software. As such, the transaction price allocated to the sold hardware is recognized upon delivery at which point the customer is able to direct the use of, and obtain substantially all of the remaining benefits of the hardware. Upon delivery of the hardware, the Company generally has the right to payment, the customer has legal title, physical possession of, and control of the hardware. The transaction price allocated to the maintenance of hardware and its embedded software is recognized ratably over the duration of the contract as the customer simultaneously consumes and receives the benefit of this maintenance. The Company has determined its obligation under these arrangements is to stand ready to perform the underlying services as required by the customer. A time-elapsed output method is used to measure progress as the Company transfers control evenly over the duration of the contract. Hardware maintenance is included in subscription revenue.
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
If certain pending tax matters settle within one year, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
The Company accounts for the Global Intangible Low Taxed Income ("GILTI") tax as a period expense when incurred. The GILTI provision is effective beginning in fiscal 2019.
Beginning in fiscal 2019, accounting policy of the Company is to allocate goodwill impairment first to any permanent portion of goodwill (when there is an excess of book goodwill over tax goodwill) and to record a period cost when the impairment occurs.
Stock-Based Compensation. Certain of the Company's employees have been granted (a) stock options to purchase shares of the Company’s common stock and/or (b) restricted stock or restricted stock units under which shares of the Company's common stock vest based on the passage of time or achievement of performance and market conditions. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The Company records the impact of forfeitures on stock compensation expense in the period the forfeitures occur. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatility utilized in the binomial option pricing model is based on a combination of implied market volatility and historical volatility of peer companies. Similarly, the dividend yield is based on historical experience and expected future dividend payments. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option pricing model also incorporates exercises based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
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
Accounts Receivable, Net. Accounts receivable, net is primarily comprised of trade receivables and lease receivables, net of allowances. Trade receivables consist of amounts due to the Company in the normal course of business, which are not collateralized and do not bear interest. Lease receivables primarily relate to sales-type leases arising from the sale of hardware elements in bundled DMS or other integrated solutions. Lease receivables represent the current portion of the present value of the minimum lease payments at the beginning of the lease term. The long-term portion of the present value of the minimum lease payments is included in other assets on the Consolidated Balance Sheets.

Allowance for Credit Losses. The Company is exposed to credit losses primarily through the sales of its products and services. The majority of the Company’s receivables are trade receivables due in less than one year. The Company’s receivables also include the short and long-term portions of contract assets, lease receivables and other accrued and unbilled receivables. Refer to Note 6 - Revenue for more information about contract assets.
After the adoption of ASU 2016-13, which requires the application of a current expected credit loss impairment model ("CECL"), the Company identified the following risk characteristics of its customers and the related receivables and financial assets: geographic region, major line of business (e.g. Automotive, OEM, etc.), size or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, adjusted for external data and macroeconomic factors such as unemployment rates in certain operating regions or automobile sales. Due to the short-term nature of trade receivables, the estimated amount of accounts receivable that may not be collected is based on the aging of the receivable balances, the financial condition of customers and the Company’s historical loss rates. For certain other financial assets, the expected credit losses are also evaluated based on the credit rating of the counterparty, or reasonable and supportable forecasts of future economic conditions. Additionally, specific reserves are established for certain financial assets on an individual basis when they no longer meet the criteria to be classified in a particular pool. Should a particular asset’s risk characteristics change, the Company will assess whether the asset should be moved to another pool. This analysis and the review of credit quality indicators are performed at each quarter-end, or more often as deemed necessary based on specific facts and circumstances.
The Company also carries financial assets that are attributable to the sale of the Digital Marketing Business and the International Business. These assets primarily consist of a 10-year note receivable, receivables related to transition services agreements in connection with the sale of the businesses, and the fair value of contingent consideration. Specific reserves are established for these assets if it is determined that there is a higher probability of default, which considers the aging of the receivable balances and the financial condition of the counterparties.
The Company’s monitoring activities include timely account reconciliation, reviews of credit and collection performance, consideration of customers' financial conditions and macroeconomic conditions. For trade receivables and unbilled accounts receivable, credit quality indicators relate to collection history and the delinquency status of amounts due, which is determined based on the aging of such receivables. For certain other financial assets including contract assets, lease receivables, other accrued and unbilled receivables, and financial assets attributable to the sale of the Digital Marketing Business and the International Business, credit quality indicators are generally based on rating agency data, publicly available information and information provided by customers which may affect their ability to pay. Financial assets are written off when they are determined to be uncollectible.
Prior to the adoption of CECL, the accounts receivable allowances for both trade receivables and lease receivables were estimated based on historical collection experience, an analysis of the age of outstanding accounts receivable, and credit issuance experience. Receivables were considered past due if payment was not received by the date agreed upon with the customers. Write-offs were made when management believed it was probable a receivable would not be recovered.
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These funds are restricted and classified in other current assets on the Consolidated Balance Sheets. The total amount due to remit for titling and registration obligations with the Department of Motor Vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the Consolidated Balance Sheets. Funds receivable was $42.7 million and $40.7 million, and funds held for clients was $20.2 million and $16.5 million as of June 30, 2021 and 2020, respectively. Client fund obligation was $62.9 million and $57.2 million as of June 30, 2021 and 2020, respectively.
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
Goodwill. The Company performs an evaluation of goodwill, utilizing either a qualitative or quantitative impairment test. A qualitative assessment is performed at least annually to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs a quantitative impairment test for each reporting unit every three years, or more frequently if circumstances indicate a potential impairment. The annual test for impairment is conducted as of April 1. A reporting unit is an operating segment or a component of an operating segment. Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level.
Under a qualitative assessment, the most recent quantitative assessment is used to determine if it is more likely than not that the reporting unit's goodwill is impaired. As part of this qualitative assessment, the Company assesses relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, changes in share price and entity-specific events to determine if there is an indication of impairment.
Under a quantitative assessment, goodwill impairment is identified by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and an impairment charge is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. The fair value of a reporting unit is generally determined by using a weighted combination of an income approach and a market approach, as this combination is considered the most indicative of the Company's fair value in an orderly transaction between market participants. The Company currently applies a 100% income approach weighting to one of its reporting units due to the limited publicly available information for guideline companies.
Under the income approach, the Company determines fair value based on estimated future cash flows of a reporting unit, discounted by an estimated weighted average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The estimated future cash flows of each reporting unit are based on internally generated forecasts for the remainder of the respective reporting period and the next five to ten years.
Under the market approach, the Company utilizes valuation multiples derived from publicly available information for guideline companies to provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. The valuation multiples are applied to the reporting units.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. Any changes in the judgments, estimates or assumptions used could produce significantly different results.
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
Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company’s policy also provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impracticable to separate these costs from normal maintenance activities. The Company typically amortizes internal use software over a 3 to 8 years life.
The Company’s policy provides for the capitalization of certain costs of computer software to be sold, leased, or otherwise marketed. The Company capitalizes software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Maintenance-related costs are expensed as incurred.
Pursuant to these policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $79.3 million, $49.6 million, and $57.6 million for fiscal 2021, 2020, and 2019, respectively. These expenses were classified in cost of revenue on the Consolidated Statements of Operations.
Assets Held for Sale. The Company considers assets to be held for sale when management, with appropriate authority, approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale of the assets is probable and expected to be completed in one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose the assets, and ceases to record depreciation and amortization expenses on the assets.

Assets and liabilities of a discontinued operation are reclassified for all comparative periods presented on the Consolidated Balance Sheets. For assets and liabilities that meet the held for sale criteria but do not meet the definition of a discontinued operation, the Company reclassifies the assets and liabilities in the period in which the held for sale criteria are met, but does not reclassify prior period amounts. Refer to Note 4 - Discontinued Operations for further information regarding Company's assets and liabilities held for sale.
Discontinued Operations. The Company reports financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components of the Company (i) meets the held-for-sale classification criteria, is disposed of by sale, or other than by sale, and (ii) represents a strategic shift that will have a major effect on the Company's operations and financial results. The results of operations and cash flows of a discontinued operation are restated for all comparative periods presented. Unless otherwise noted, discussion in the Notes to Consolidated Financial Statements refers to the Company's continuing operations. Refer to Note 4 - Discontinued Operations for further information.
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
•Level 2: Inputs, other than quoted prices included in Level 1, which are observable for the asset or liability, either directly or indirectly.
•Level 3: Unobservable inputs where there is little or no market activity for the asset or liability. These inputs reflect management's best estimate of what market participants would use to price the assets or liabilities at the measurement date.
The Company determines the fair value of financial instruments in accordance with ASC 820, "Fair Value Measurements." This standard defines fair value and establishes a framework for measuring fair value in accordance with GAAP. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected on the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's term loan facilities (as described in Note 16 - Debt), including accrued interest, approximated fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements.
The Company has derivatives not designated as hedges which consisted of foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposure on intercompany loans. The Company recognized changes in fair value of the derivative instruments in other income, net in the Consolidated Statements of Operations.
Foreign Currency. For foreign subsidiaries where the local currency is the functional currency, net assets are translated into U.S. dollars based on exchange rates in effect for each period, and revenue and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation of such entities are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Currency transaction gains or losses relate to intercompany loans denominated in a currency other than that of the loan counterparty, which do not eliminate upon consolidation. Currency transaction gains or losses are included in other income, net on the Consolidated Statements of Operations.
Leases. The Company has lease arrangements where the Company acts as either a lessee or a lessor. The Company applies judgment in order to determine if an arrangement contains a lease, to assess which party retains a material amount of economic benefit from the underlying asset, and to determine which party holds control over the direction and use of the asset. The Company also applies judgment to determine whether the Company will exercise renewal options, to identify substantive substitution rights over the asset, to determine the incremental borrowing rate, and to estimate the fair value of the leased asset.
CDK as a Lessee. The Company has obligations under lease arrangements mainly for facilities, equipment, data centers, and vehicles. These leases have original lease periods expiring between fiscal 2022 and 2027. The Company classifies leases as finance leases when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that the Company is reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. When none of these criteria are met, the Company classifies leases as operating leases.
Several of the Company's leases include one or more options to renew. The Company does not assume renewal periods in its determination of lease term unless it is reasonably certain that the Company will exercise the renewal option. The Company considers leases with an initial term of 12 months or less as short-term in nature and does not record such leases on the balance sheets. The Company records all other leases on the balance sheets with right-of-use ("ROU") assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.
The Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term. The ROU asset is adjusted for prepaid or deferred rent, lease incentives and impairments. The Company uses the incremental borrowing rate at the lease commencement date to determine the present value of the lease payments as the implicit rate in the leases is generally not readily determinable. The incremental borrowing rate is generally determined using factors such as treasury yields, the Company's credit rating and lease term, and may differ for individual leases.
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
Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements. The Company adopted ASU 2016-13 on July 1, 2020. Refer to Note 11 - Allowance for Credit Losses, for the required disclosures related to the adoption of this standard.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848), Scope" ("ASU 2021-01"), which expands the scope of Topic 848 to include derivative instruments impacted by discounting transition. These ASUs would apply to companies meeting certain criteria that have contracts, derivatives, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. These standards are effective upon issuance and may be applied retrospectively as of any date from the beginning interim period that includes March 12, 2020 or prospectively. The Company adopted ASU 2020-04 and ASU 2021-01 with no material impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," ("ASU 2019-12"), which simplifies the accounting for income taxes in various areas. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company adopted ASU 2019-12 on July 1, 2021. The adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.
In July 2021, the FASB issued ASU No. 2021-05 "Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments," ("ASU 2021-05"), which modifies ASC 842 to require lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of adoption on its consolidated financial statements.

Note 4. Discontinued Operations
International Business. On March 1, 2021, the Company completed its sale of the International Business to Francisco Partners for $1.5 billion in cash. The Company recorded a pre-tax gain on sale of $967.7 million in fiscal 2021. The gain on sale remains subject to post-closing adjustments. The pre-tax gain on sale includes a $37.9 million reclassification of net currency losses from accumulated other comprehensive income. The pre-tax gain on sale excludes transaction costs of $32.4 million, which were recorded as selling, general and administrative expenses in the table below. The assets and liabilities of the International Business were classified as held for sale on the Consolidated Balance Sheets as of June 30, 2020. The financial results are presented in net earnings (loss) from discontinued operations in the Consolidated Statements of Operations for all periods presented. The Company expects to provide limited services to Francisco Partners to assist in the integration of the International Business through early fiscal 2022.

	Year Ended June 30,
	2021	2020	2019
Revenue	$223.5	$321.1	$321.8

Cost of revenue	101.4	165.9	165.4
Selling, general and administrative expenses	83.2	91.2	87.7
Restructuring expenses	11.2	14.2	11.4
Operating earnings	27.7	49.8	57.3
Interest expense	(0.1)	(0.2)	(0.2)
Other income, net	2.5	0.6	3.1
Earnings before income taxes	30.1	50.2	60.2
Gain on sale	967.7	—	—
Provision for income taxes	(153.3)	(11.6)	(13.6)
Net earnings from discontinued operations - International Business	$844.5	$38.6	$46.6
The total assets and liabilities held for sale related to discontinued operations for the International Business as of June 30, 2020 are stated separately on the Consolidated Balance Sheets and comprised the following items:

June 30, 2020
Assets:
Current assets:
Cash and cash equivalents	$134.9
Accounts receivable	58.0
Prepaid and other current assets	21.5
Total current assets	214.4
Property, plant and equipment, net	12.4
Goodwill	349.0
Intangible assets, net	5.7
Other assets	57.4
Total assets held for sale	$638.9

Liabilities:
Current liabilities:
Accounts payable	$5.1
Deferred revenue	63.3
Accrued expenses and other current liabilities	35.5
Accrued payroll and payroll-related expenses	25.5
Total current liabilities	129.4
Long-term deferred revenue	13.4
Deferred income taxes	2.0
Other liabilities	25.2
Total liabilities held for sale	$170.0

Digital Marketing Business. On April 21, 2020, the Company completed its sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc., ("Ansira"), which is a subsidiary of Advent International. Total consideration for the transaction was $71.2 million, consisting of a $24.4 million 10-year note receivable, a 15% equity interest in Ansira, and the fair value of other contingent consideration. The Company recorded a total loss on sale of $94.4 million, of which $96.3 million was recorded in fiscal 2020. Pursuant to the transaction, the Company continued to provide limited services through the third quarter of fiscal 2021.
During fiscal 2019, as a result of the Company's decision to sell the Digital Marketing business, the Company evaluated the reporting unit's goodwill for impairment, which indicated that the carrying value was higher than its fair value. The decline in fair value was driven by a decrease in estimated future earnings and an unfavorable change in the discount rate representing management’s assessment of increased risk with respect to the business forecasts primarily due to business uncertainty after the public announcement of the planned sale of business and management's shift in focus to customer retention instead of growth. As a result, the Company recorded a goodwill impairment charge of $168.7 million which is included as a component of discontinued operations for the year ended June 30, 2019.
The following table summarizes the comparative financial results of discontinued operations which are presented in net earnings (loss) from discontinued operations in the Consolidated Statements of Operations:

	Years Ended June 30,
	2021	2020	2019
Revenue	$(0.4)	$235.0	$418.1

Expenses:
Cost of revenue	0.6	209.1	307.4
Selling, general and administrative expenses	0.2	36.5	30.5
(Gain) loss on sale	(1.9)	96.3	—
Goodwill impairment	—	—	168.7
Restructuring expenses	—	—	1.5
Total expenses	$(1.1)	$341.9	$508.1
Earnings (loss) before income taxes	0.7	(106.9)	(90.0)
Benefit from (provision for) income taxes	7.6	17.6	(19.8)
Net earnings (loss) from discontinued operations - Digital Marketing Business	$8.3	$(89.3)	$(109.8)

Note 5. Acquisitions
Fiscal 2021 Acquisitions
Roadster. On June 2, 2021, the Company acquired Roadster, Inc., ("Roadster"), a Palo Alto, California-based digital sales platform. Roadster's customer relationship management ("CRM") solution enables dealers and OEMs to sell vehicles completely online, and to enhance the consumer retail experience. The Company acquired all of the outstanding equity of Roadster. The acquisition is being recorded using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their respective fair values as of the acquisition date. Under the acquisition method, total consideration was determined to be $364.4 million, subject to customary adjustments. Total consideration includes the fair value of contingent payments up to $14.5 million, for which the amount payable will vary depending on the occurrence of certain events over an 18-month period after the closing.
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date, subject to the finalized purchase price allocation:

Cash and cash equivalents	$8.5
Intangible assets	74.8
Other assets	8.2
Other liabilities	(10.3)
Total identifiable net assets	$81.2
Goodwill	283.2
Total consideration	$364.4

The intangible assets acquired primarily relate to customer relationships, software, and trademarks, which are being amortized over a useful life of 10, 8 and 4 years, respectively. The weighted average useful life of the acquired intangible assets is 8 years. The goodwill resulting from this acquisition reflects expected synergies resulting from adding Roadster products and processes to the Company's products and processes. The acquired goodwill is not deductible for tax purposes.
Square Root. On February 1, 2021, the Company acquired Square Root, Inc. ("Square Root"), an Austin-based developer of data curation software for OEMs. The Company acquired all of the outstanding equity of Square Root for a purchase price of up to $25.0 million. The purchase price includes a contingent purchase price payment of up to $5.0 million, which becomes payable if certain performance conditions are met by Square Root over a two-year period after the closing. The fair value of the contingent payments was $2.3 million as of June 30, 2021.
The results of operations for Roadster and Square Root have been included in the Consolidated Statements of Operations from the date of acquisition. The pro forma effects of this acquisition are not significant to the Company's reported results for any period presented. Accordingly, no pro forma financial statements have been presented herein.
Fiscal 2019 Acquisition
ELEAD1ONE. On September 14, 2018, the Company acquired the equity interests of ELEAD1ONE ("ELEAD"). ELEAD’s automotive CRM software and call center solutions enable interaction between sales, service and marketing operations to provide dealers with an integrated customer acquisition and retention platform. The acquisition of ELEAD was accounted for using the acquisition method of accounting, which required, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The acquisition was made pursuant to an equity purchase agreement, which contained customary representations, warranties, covenants, and indemnities by the sellers and the Company. The Company acquired all of the outstanding equity of ELEAD for a purchase price of $513.0 million, net of cash acquired of $7.0 million.
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Cash and cash equivalents	$7.0
Intangible assets	132.0
Other assets	37.1
Other liabilities	(35.5)
Total identifiable net assets	140.6
Goodwill	379.4
Total consideration	$520.0
The amounts in the table above are reflective of measurement period adjustments made during fiscal year 2019, which did not have a significant impact on the Consolidated Statements of Operations, balance sheet or cash flows.
The intangible assets acquired primarily relate to customer lists, software, and trademarks, which are being amortized over a weighted average useful life of 12 years. The goodwill resulting from this acquisition reflects expected synergies resulting from adding ELEAD products and processes to the Company's products and processes. The acquired goodwill is deductible for tax purposes.
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
In addition to the acquisition, the Company entered into a joint venture agreement with the sellers. Under the terms of the joint venture agreement, the Company contributed $10.0 million to the venture at the ELEAD acquisition closing, committed to an additional $10.0 million in contributions over time, and acquired 50% ownership in the joint venture. The Company's contributions were expected to fund the initial operations of the joint venture. Under ASC 810, "Consolidation," the joint venture was determined to be a variable interest entity; however, the Company was not considered the primary beneficiary. As such, the joint venture was accounted for as an equity method investment and the initial $10.0 million contribution was recorded as an investment on the Consolidated Balance Sheets. During the fourth quarter of fiscal 2019, the Company entered into a joint venture termination agreement with the former owners of ELEAD in exchange for a termination payment of $7.0 million. The initial $10.0 million contribution and the $7.0 million termination payment were recorded as a loss from equity method investment in the Consolidated Statements of Operations.
Note 6. Revenue
Contract Balances
Accounts Receivable
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. The Company receives payments from customers based upon contractual billing schedules. Payment terms can vary by contract but the period between invoicing and when payments are due is not significant. The timing of revenue recognition may differ from the timing of invoicing to customers. Included in accounts receivable on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced. As of June 30, 2021, the balance of accounts receivable, net of allowances for doubtful accounts, was $236.4 million, inclusive of unbilled receivables of $1.8 million. As of June 30, 2020, the balance of accounts receivable, net of allowances for doubtful accounts, was $242.0 million, inclusive of unbilled receivables of $1.3 million.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription contracts where the transaction price allocated to the satisfied performance obligation exceeds the value of billings to-date. Contract assets are reported in a net position on a contract-by-contract basis and are included in other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. The Company regularly reviews contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, and other economic or business factors. Refer to Note 11 – Allowance for Credit Losses for more information about contract assets exposure to credit losses. Contract asset impairments were not significant in the twelve months ended June 30, 2021. Contract assets were $64.3 million and $77.2 million as of June 30, 2021 and 2020, respectively.
Deferred Revenue
The Company's deferred revenue primarily consists of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Deferred revenue is reported in a net position on a contract-by-contract basis at the end of each reporting period. As of June 30, 2021 and June 30, 2020, the deferred revenue balance was $69.0 million and $84.0 million, respectively. For the years ended June 30, 2021, 2020 and 2019, the Company recognized revenue of $76.5 million, $99.8 million, and $112.5 million, respectively, related to its deferred revenue.
Remaining Performance Obligations. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following information represents the total transaction price for the remaining performance obligations as of June 30, 2021 related to non-cancelable contracts, including contracts less than one year in duration, that is expected to be recognized over future periods. In each case the fiscal period represents the year ended June 30.
As of June 30, 2021, the Company had $2.6 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize approximately $950.0 million of the remaining performance obligations as revenue for fiscal 2022, $700.0 million for fiscal 2023, $490.0 million for fiscal year 2024, $290.0 million for fiscal 2025, $150.0 million for fiscal 2026, and $20.0 million thereafter. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
Costs to Obtain and Fulfill a Contract. The Company capitalizes certain contract acquisition costs consisting primarily of commissions incurred when contracts are signed. The Company does not capitalize commissions related to contracts with a duration of less than one year; such commissions are expensed in selling, general and administrative expenses when incurred. Costs to fulfill contracts are capitalized when such costs are direct and related to transition or installation activities for hosted software solutions. Capitalized costs to fulfill contracts primarily include travel and employee compensation and benefit related costs for the Company's implementation and training teams. Capitalized costs to obtain a contract and most costs to fulfill a contract are amortized over a period of five years which represents the expected period of benefit of these costs. In instances where the contract term is significantly less than five years, costs to fulfill are amortized over the contract term which the Company believes best reflects the period of benefit of these costs.
As of June 30, 2021 and 2020, the Company capitalized contract acquisition and fulfillment costs of $195.7 million and $178.7 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During fiscal 2021, 2020, and 2019, the Company recognized cost amortization of $73.9 million, $72.4 million, and $71.7 million, respectively, and there were no significant impairment losses.
Revenue Disaggregation. The following table presents revenue by category for twelve months ended June 30, 2021, 2020 and 2019:

	Year Ended June 30,
	2021	2020	2019
Subscription	$1,313.9	$1,306.0	$1,283.3
On-site licenses and installation	9.2	10.8	7.9
Transaction	174.9	155.0	162.5
Other	175.2	167.2	139.3
Total Revenue	$1,673.2	$1,639.0	$1,593.0

Note 7. Restructuring
Business Transformation Plan. During fiscal year ended June 30, 2015, the Company initiated a three-year business transformation plan designed to increase operating efficiency and improve the Company's cost structure in its operations. As the Company executed the business transformation plan, the Company continually monitored, evaluated and refined its structure, including its design, goals, term and estimate and allocation of total restructuring expenses. As part of this ongoing review process, during fiscal 2017, the Company extended the business transformation plan by one year through fiscal 2019. The Company incurred $156.6 million of accumulative other business transformation expense to execute the plan through its completion at the end of fiscal 2019. In addition, the Company has recognized cumulative restructuring expenses of $59.5 million since the inception of the business transformation plan in fiscal 2015 through its completion at the end of fiscal 2019.
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
There were no outstanding restructuring liabilities as of June 30, 2021 and 2020.
Note 8. Stock-Based Compensation
Incentive Equity Awards Granted by the Company. The Company's 2014 Omnibus Award Plan ("2014 Plan") provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, and performance compensation awards to employees, directors, officers, consultants, advisors, and those of the Company's affiliates. The 2014 Plan provides for an aggregate of 12.0 million shares of the Company's common stock to be reserved for issuance and is effective for a period of ten years. As of June 30, 2021, there were 2.7 million shares available for issuance under the 2014 Plan. The Company reissues treasury stock to satisfy issuances of common stock upon option exercise, equity vesting, or grants of restricted stock.
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
Time-based stock options are granted to employees at an exercise price equal to the fair market value of the Company's common stock on the date of grant and are generally issued under a three or four-year graded vesting schedule.
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
Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a three-year performance period. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 260% of the "target awards". Certain performance-based awards are further subject to adjustment based on a market condition, defined as total stockholder return of the Company's common stock compared to a peer group of companies. The probability associated with the achievement of performance conditions affects the vesting of the Company's performance-based awards. Expense is only recognized for those shares expected to vest. Upon termination of employment, unvested awards are evaluated for forfeiture or modification, subject to the terms of the awards and Company policies.
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
The following table represents stock-based compensation expense and the related income tax benefits for fiscal 2021, 2020, and 2019, respectively:

	Year Ended June 30,
	2021	2020	2019
Cost of revenue	$14.1	$6.1	$2.9
Selling, general and administrative expenses	28.9	13.1	26.1
Total stock-based compensation expense	$43.0	$19.2	$29.0
Income tax benefit(1)	6.2	3.1	5.9
Stock-based compensation expense, net of tax	$36.8	$16.1	$23.1
(1) Represents stock-based compensation expense exclusive of non-deductible executive compensation at the statutory tax rates. Excess tax benefits or shortfalls associated with stock awards are excluded from this disclosure and presented separately in Note 17 - Income Taxes.
Stock-based compensation expense for fiscal 2021 consisted of $40.8 million of expense related to equity-classified awards and $2.2 million of expense related to liability-classified awards. Total stock-based compensation expense for fiscal 2021 includes $3.9 million of cumulative adjustments related to the achievement of financial performance metrics based on the outcome of fiscal 2021 associated with performance-based restricted stock units.
Stock-based compensation expense for fiscal 2020 consisted of $18.4 million of expense related to equity-classified awards and $0.8 million of expense related to liability-classified awards. Total stock-based compensation expense for fiscal 2020 includes $6.9 million of cumulative adjustments related to the achievement of financial performance metrics based on the outcome of fiscal 2020 associated with performance-based restricted stock units.

Stock-based compensation expense for fiscal 2019 consisted of $28.1 million of expense related to equity-classified awards and $0.9 million of expense related to liability-classified awards. Total stock-based compensation expense for fiscal 2019 includes $11.2 million of additional expense for a cumulative adjustment in the fourth quarter related to the achievement of financial performance metrics for performance based restricted stock.
As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock options and restricted stock units was $2.9 million and $73.5 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 1.8 years and 2.0 years, respectively. There was no unrecognized compensation cost related to non-vested restricted stock awards as of June 30, 2021.
The activity related to the Company's incentive equity awards for fiscal 2021, including amounts attributable to the Company's discontinued operations, consisted of the following:
Time-Based Stock Options

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding as of June 30, 2020	822	$47.85
Options granted	319	43.45
Options exercised	(70)	35.12
Options canceled	(42)	59.40
Options outstanding as of June 30, 2021	1,029	$46.88	7.4	$4.1

Exercisable as of June 30, 2021	412	$48.22	5.7	$1.6
The Company received proceeds from the exercise of stock options of $2.5 million, $6.2 million, and $5.0 million during fiscal 2021, 2020, and 2019, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2021, 2020, and 2019 was approximately $1.0 million, $3.3 million, and $5.0 million, respectively.
The Binomial model used to determine the grant date fair value of the time-based stock options granted in the first quarter of fiscal 2021 used an expected volatility based on the average of implied volatility and historical stock price volatility for the Company, the average of which was 33.0%, a risk-free interest rate of 0.4%, an expected dividend yield of 1.4%, and weighted average expected life of 6 years.
Performance-Based Stock Options. There were no grants of performance-based stock options during the fiscal 2021.

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)
Options outstanding as of June 30, 2020	152	$50.77
Options granted	—	—
Options outstanding as of June 30, 2021	152	$50.77

The following table presents the assumptions used to determine the fair value of the stock options granted by the Company:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Risk-free interest rate	0.4%	1.7%	3.1%
Dividend yield	1.4%	1.3%	1.2%
Weighted average volatility factor	33.0%	25.9%	23.2%
Weighted average expected life (in years)	6.0	6.0	6.0
Weighted average fair value (in dollars)	$11.73	$11.24	$12.72
Time-Based Restricted Stock and Time-Based Restricted Stock Units.

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (in dollars)	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Non-vested as of June 30, 2020	18	$62.08	726	$50.92
Granted	—	—	1,379	47.30
Vested	(18)	62.08	(315)	55.54
Forfeited	—	—	(265)	46.22
Non-vested as of June 30, 2021	—	$—	1,525	$47.60
Performance-Based Restricted Stock Units.

	Restricted Stock Units
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (in dollars)
Non-vested as of June 30, 2020	663	$50.71
Granted	449	44.11
Vested	(269)	53.53
Forfeited	(58)	50.45
Non-vested as of June 30, 2021	785	$45.99
The Monte Carlo simulation model used to determine the grant date fair value of the total three-year performance-based restricted stock units granted during fiscal 2021 used an expected volatility based on historical stock price volatility for the Company and the peer companies, the average of which was 31.7% and a risk-free interest rate of 0.2%. Because these awards earn dividend equivalents, the model did not assume an expected dividend yield.
Note 9. Employee Benefit Plans
The Company offers a defined contribution savings plan. This plan covers all eligible full-time domestic employees and provides company-matching contributions on a portion of employee contributions. The costs recorded by the Company for this plan were $17.2 million, $16.5 million, and $15.4 million for fiscal 2021, 2020, and 2019, respectively.
Note 10. Earnings per Share
The numerator for both basic and diluted earnings per share is net earnings attributable to CDK. The denominator for basic and diluted earnings per share is based on the number of weighted average shares of the Company's common stock outstanding during the applicable reporting periods. Diluted earnings per share also reflects the dilutive effect of unexercised in-the-money stock options and unvested restricted stock.
Holders of certain stock-based compensation awards are eligible to receive dividends as described in Note 8 - Stock-Based Compensation.

The following table summarizes the components of basic and diluted earnings per share.

	June 30,
	2021	2020	2019
Net earnings from continuing operations attributable to CDK	$181.5	$258.2	$187.2
Net earnings (loss) from discontinued operations	852.8	(50.7)	(63.2)
Net earnings attributable to CDK	$1,034.3	$207.5	$124.0

Weighted average shares outstanding:
Basic	121.9	121.6	125.5
Effect of dilutive securities (1)	0.7	0.5	0.9
Diluted	122.6	122.1	126.4

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$1.48	$2.13	$1.49
Discontinued operations	7.00	(0.42)	(0.50)
Total net earnings attributable to CDK per share - basic	$8.48	$1.71	$0.99

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$1.48	$2.12	$1.48
Discontinued operations	6.96	(0.42)	(0.50)
Total net earnings attributable to CDK per share - diluted	$8.44	$1.70	$0.98
(1) The dilutive effect of outstanding stock options, restricted stock units, restricted stock, and performance share units is reflected in the diluted weighted average shares outstanding using the treasury stock method.
The weighted average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of anti-dilutive securities. The potential common shares excluded were 1.1 million, 1.0 million, and 0.5 million for fiscal 2021, 2020, and 2019, respectively.
Note 11. Allowance for Credit Losses
In June 2016, the FASB issued ASU 2016-13, which requires the application of a current expected credit loss impairment model ("CECL") to financial assets measured at amortized cost (including trade accounts receivable), net investments in leases, and certain off-balance-sheet credit exposures. Under CECL, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Furthermore, CECL requires financial assets with similar risk characteristics to be analyzed on a collective basis.
On July 1, 2020, the Company adopted CECL using a modified retrospective approach. The noncash cumulative effect of adopting CECL resulted in a decrease of $8.2 million, net of tax impacts, to retained earnings, with corresponding increases to the allowance for expected credit losses impacting accounts receivable, net, other current assets and other assets on the Consolidated Balance Sheets. The cumulative-effect adjustment in retained earnings includes amounts related to the International Business, which represented an impact upon adoption of $1.2 million, net of tax. At adoption, there was no impact on the Company’s Consolidated Statements of Operations and Cash Flows. The impacts related to prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for the prior periods.
Credit loss expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The following table provides a rollforward of the allowance for credit losses that is deducted from the amortized cost basis to present the net amount expected to be collected as of June 30, 2021.

	Accounts receivable, net	Other current assets	Other assets	Total
Balance as of June 30, 2020	$10.6	$—	$—	$10.6
Cumulative-effect adjustment upon adoption	0.7	0.5	8.2	9.4
Provision (release of provision) for expected credit losses	(2.3)	0.2	1.2	(0.9)
Write-offs	(3.0)	—	(0.2)	(3.2)
Other	0.3	—	—	0.3
Balance as of June 30, 2021	$6.3	$0.7	$9.2	$16.2

Note 12. Property, Plant and Equipment, Net
Depreciation expense for property, plant and equipment was $40.0 million, $49.0 million, and $49.2 million for fiscal 2021, 2020, and 2019, respectively. Property, plant and equipment at cost and accumulated depreciation consisted of the following:

	June 30,
	2021	2020
Land and buildings	$32.4	$32.4
Data processing equipment	221.9	232.4
Furniture and fixtures, leasehold improvements and other	53.9	53.6
Total property, plant and equipment	308.2	318.4
Less: accumulated depreciation	236.4	221.7
Property, plant and equipment, net	$71.8	$96.7

Note 13. Leases
CDK as a Lessee. For fiscal 2021, the Company recorded leases expense of $26.7 million in cost of revenue, $3.1 million in selling, general and administrative expenses, and $0.5 million in interest expense, in the Consolidated Statements of Operations. For fiscal 2020, the Company recorded lease expense of $24.6 million in cost of revenue, $2.7 million in selling, general and administrative expenses, and $0.9 million in interest expense, in the Consolidated Statements of Operations.
The following table summarizes the components of net lease expense for the year ended June 30, 2021 and 2020:

	June 30,
	2021	2020
Finance Leases:
Amortization expense of ROU assets	$5.5	$6.2
Interest expense on lease liabilities	0.5	0.9
Operating Leases:
Lease expense	14.3	9.7
Sublease income	(1.9)	(0.6)

Short-term lease expense	3.3	3.4
Variable lease expense	8.6	8.7
Total net lease expense	$30.3	$28.3
For fiscal 2019, operating leases expense under previous accounting guidance was $19.6 million. The following table presents supplemental information related to leases:

	June 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows paid for operating leases	$16.3	$8.9
Operating cash flows paid for interest portion of finance leases	0.5	0.8
Finance cash flows paid for principal portion of finance leases	5.7	6.2

	June 30,
	2021	2020
Operating leases
Weighted average remaining lease term	4.2 years	5.4 years
Weighted average discount rate	3.9%	4.2%
Finance leases
Weighted average remaining lease term	1.8 years	2.6 years
Weighted average discount rate	4.4%	4.6%
The following table presents supplemental balance sheet information related to leases as of June 30, 2021 and 2020:

	June 30,
	2021	2020
Operating Leases:
ROU assets, net (1)	$31.4	$35.3

Lease liabilities, current (2)	13.4	2.1
Lease liabilities, non-current (3)	31.1	38.5
Total lease liabilities	$44.5	$40.6

Finance Leases:
ROU assets, net (1)	$8.3	$13.5

Lease liabilities, current (2)	4.9	5.7
Lease liabilities, non-current (3)	3.8	8.4
Total lease liabilities	$8.7	$14.1
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
The following table presents maturity analysis of lease liabilities as of June 30, 2021:

	Operating Leases	Finance Leases
Twelve months ending June 30:
2022	$14.8	$5.2
2023	11.3	3.6
2024	7.0	0.2
2025	6.2	0.1
2026	5.2	—
Thereafter	4.0	—
Total lease payments	48.5	9.1
Less: interest	(4.0)	(0.4)
Present value of lease liabilities	$44.5	$8.7
The Company did not have any material minimum lease payments for executed leases that have not yet commenced as of June 30, 2021.
CDK as a Lessor. The following summarizes components of net lease income reported on the Consolidated Statements of Operations as of June 30, 2021 and 2020:

	Year ended June 30,
	2021	2020
Revenue (1)	$45.1	$30.9
Cost of revenue	(37.6)	(30.1)
Interest income	2.4	0.7
Total lease income	$9.9	$1.5
(1) Revenue from lease components are included in the Other category in revenue disaggregation table in Note 6 - Revenue.
As of June 30, 2021, the carrying value of the Company’s lease receivable reported in accounts receivable, net and other assets on the Consolidated Balance Sheets was $19.5 million and $40.9 million, respectively. As of June 30, 2020, the carrying value of the Company’s lease receivable reported in accounts receivable, net and other assets on the Consolidated Balance Sheets was $7.8 million and $18.7 million, respectively. The following table presents maturity analysis of the lease payments the Company expects to receive as of June 30, 2021:

Amount
Twelve months ending June 30:
2022	$21.1
2023	18.5
2024	14.2
2025	8.8
2026	3.4
Thereafter	0.1
Total cash flows to be received	66.1
Less: interest	5.7
Present value of lease receivable	$60.4

Note 14. Goodwill and Intangible Assets, Net
Changes in goodwill were as follows:

Amount
Balance as of June 30, 2019	$1,000.3
Currency translation	(0.8)
Balance as of June 30, 2020	999.5
Acquisitions	295.5
Currency translation	2.1
Balance as of June 30, 2021	$1,297.1
Intangible assets, net from continuing operations consisted of:

		June 30,
		2021			2020
	Useful lives (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Customer lists	5 - 15	$187.9	$(81.2)	$106.7	$156.6	$(71.2)	$85.4
Software	3 - 8	412.5	(192.3)	220.2	289.3	(148.9)	140.4
Trademarks	2 - 15	10.4	(4.6)	5.8	7.3	(3.6)	3.7
		$611.7	$(279.0)	$332.7	$454.1	$(224.6)	$229.5
Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. Amortization of intangible assets from continuing operations was $58.7 million, $42.7 million, and $31.2 million for fiscal 2021, 2020, and 2019, respectively.
April 1, 2021, 2020 and 2019 Impairment Analysis. The Company completed its annual impairment analysis as of April 1, 2021 and 2020. For all reporting units, the Company performed a quantitative analysis. Based on the results of the quantitative analysis, the Company determined that the fair values of all reporting units exceeded their carrying values and no impairment existed.
During fiscal 2019, the Company recorded impairment charges of $13.2 million for software and $1.7 million for customer lists. Of the total $14.9 million impairment charge, the Company recorded $12.0 million in cost of revenue and $2.9 million in selling, general and administrative expenses in the Consolidated Statements of Operations.
Estimated future amortization expense related to existing intangible assets is as follows:

Amount
Year ending June 30,
2022	$72.7
2023	71.2
2024	51.0
2025	34.5
2026	23.5
Thereafter	79.8
Total future amortization expense	$332.7

Note 15. Investments
As of June 30, 2021, the Company's equity investments principally comprised a 15% ownership interest in Ansira and a 50% ownership interest in Open Dealer Exchange ("ODE"). ODE processes certain credit bureau and other credit related transactions on behalf of the Company. The operations of ODE are integral to the Company's business due to the access ODE has to credit bureaus, which provides an extension of the business over a critical functional area. As a result, the Company records earnings related to the investment in costs of revenues in the Consolidated Statements of Operations. For the years ended June 30, 2021, 2020, and 2019, the Company incurred expenses from ODE of $17.6 million, $13.7 million, and $12.3 million, respectively, in cost of revenues in the Consolidated Statements of Operations. During fiscal 2021, 2020 and 2019, the Company made payments to ODE of $14.9 million, $14.6 million, and $13.4 million, respectively.

	June 30,
	2021	2020
Equity method investments	$30.4	$56.1
Other investments	20.0	20.0
Total	$50.4	$76.1

Opening balance	$76.1	$77.2
Losses recognized in loss from equity method investment (1)	(27.3)	(2.7)
Amounts recognized in cost of revenue	13.3	11.0
Dividends received	(11.7)	(9.4)
Closing balance	$50.4	$76.1
(1) Fiscal 2021 includes a $14.5 million impairment charge with respect to one of the Company's equity investments.
In addition, the Company has a 10-year note receivable due 2030, with respect to one of its equity investments. As of June 30, 2021 and 2020, the note receivable was $27.3 million and $24.4 million, respectively, recorded in other assets on the Consolidated Balance Sheets.
Other investments include entities where the Company does not have significant influence over the operating or financial policy and their fair values are not readily determinable. Therefore, the Company has elected to measure these investments at cost with adjustments for observable changes in price or impairment.
Note 16. Debt
Long-term debt and finance lease liabilities consisted of:

		As of June 30, 2021		As of June 30, 2020
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
Revolving credit facility	May 2026		$—	2.875%	$15.0
Total credit facilities

Term Loans Facilities
Unsecured three-year term loan facility	August 2021		—	2.750%	300.0
Unsecured five-year term loan facility	August 2023		—	2.875%	273.8
Total term loans			—		573.8

Unsecured Senior Notes
Senior notes, due 2024	October 2024	5.000%	500.0	5.000%	500.0
Senior notes, due 2026	June 2026		—	5.875%	500.0
Senior notes, due 2027	May 2027	4.875%	600.0	4.875%	600.0
Senior notes, due 2029	May 2029	5.250%	500.0	5.250%	500.0
Total unsecured senior notes			1,600.0		2,100.0

Finance lease liabilities			8.7		14.1
Other			2.2		—
Unamortized debt financing costs			(17.3)		(27.1)
Total debt and finance lease liabilities			1,593.6		2,675.8
Less: current maturities of long-term debt			7.1		20.7
Total long-term debt and finance lease liabilities			$1,586.5		$2,655.1

Credit Facility. The Company has a variable rate senior unsecured revolving credit facility (the "revolving credit facility"). The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans denominated in euro, pound sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were $42.7 million and $122.7 million for the fiscal year ended June 30, 2021 and 2020, respectively.
The revolving credit facility contains various covenants and restrictive provisions that limit the Company's subsidiaries' ability to incur additional indebtedness, the Company's ability to consolidate or merge with other entities, and the Company's subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of the Company's subsidiaries to pay dividends. If the Company fails to perform the obligations under these and other covenants, the revolving credit facility could be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. In addition to customary events of default on the the revolving credit facility, an event of default may also be triggered by the acceleration of the maturity of any other indebtedness the Company may have in an aggregate principal amount in excess of $75.0 million.
On May 24, 2021, the Company entered into an amendment of its revolving credit facility which includes an extension of its maturity from August 2023 to May 2026, and amendments to its financial covenants. The amended financial covenants provide that (i) the ratio of the Company's total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio") may not exceed 3.75 to 1.00. Upon the occurrence of certain acquisitions for each of the four consecutive fiscal quarters of the Company immediately following such certain acquisitions (including the fiscal quarter in which such certain acquisition was consummated), the ratio set forth above will be increased to 4.25 to 1.00, and (ii) the ratio of the Company's consolidated EBITDA to consolidated interest expense may not be less than 3.00 to 1.00. The related debt financing costs were not material to the consolidated financial statements.
Term Loan Facilities. On March 1, 2021, the Company repaid in full the three-year and five-year term loan facilities. As a result, the Company recorded a loss on extinguishment of debt for the write-off of unamortized debt financing costs of $2.2 million in the Consolidated Statements of Operations.
Unsecured Senior Notes. The senior notes have fixed interest rates, for which interest is paid semi-annually. The notes are redeemable at certain dates in whole or in part at the Company's option. The redemption price would be equal to, or in excess of, 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, plus the applicable "make-whole" premium.
On April 23, 2021, the Company repaid all indebtedness under the 2026 notes. As a result, the Company recorded expenses of $18.5 million for the call premium and $4.8 million for the write-off of unamortized debt financing costs in the Consolidated Statements of Operations.
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

Finance Lease Liabilities. The Company has lease agreements for equipment, which are classified as finance lease liabilities. Refer to Note 13 - Leases for scheduled maturities and additional information relating to finance lease liabilities.
Fair Value. The fair values of the senior notes were estimated using quoted market prices for identical liabilities that are traded in over-the-counter secondary markets that are not considered active. The carrying value of the term loans, including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements. The senior notes and term loans are classified as Level 2 (direct or indirect observable inputs other than quoted prices in active markets) in the fair value hierarchy. The carrying value of the revolving credit facility and finance lease liabilities approximates fair value.
The approximate fair values and related carrying values of the Company's long-term debt, including current maturities and excluding unamortized debt financing costs, are as follows:

	June 30,
	2021	2020
Fair value	$1,746.8	$2,790.5
Carrying value	1,610.9	2,702.9
The Company's aggregate scheduled maturities of the long-term debt as of June 30, 2021 were as follows:

Amount
Fiscal year ending 2022	$—
Fiscal year ending 2023	—
Fiscal year ending 2024	—
Fiscal year ending 2025	500.0
Fiscal year ending 2026	—
Thereafter	1,100.0
Total debt	1,600.0
Unamortized deferred financing costs	(17.3)
Total debt, net of unamortized deferred financing costs	$1,582.7

Note 17. Income Taxes
Provision for Income Taxes. Earnings before income taxes presented below is based on the geographic location to which such earnings were attributable.

	June 30,
	2021	2020	2019
Earnings before income taxes:
U.S.	$260.7	$346.8	$205.7
Foreign	24.0	27.2	38.0
	$284.7	$374.0	$243.7

The provision for income taxes consisted of the following components:

	June 30,
	2021	2020	2019
Current:
Federal	$42.6	$83.0	$25.0
State	12.7	18.3	10.5
Foreign	8.4	2.6	18.4
Total current	63.7	103.9	53.9
Deferred:
Federal	23.3	6.3	(1.3)
State	7.4	1.0	(2.0)
Foreign	0.1	(2.4)	(2.0)
Total deferred	30.8	4.9	(5.3)
Total provision for income taxes	$94.5	$108.8	$48.6
A reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal statutory rate is as follows. Certain prior year amounts have been reclassified to conform to current year presentation.

	June 30,
	2021	%	2020	%	2019	%
Provision for taxes at U.S. statutory rate	$59.8	21.0%	$78.5	21.0%	$51.2	21.0%
Increase (decrease) in provision from:
State income taxes, net of federal benefit	16.2	5.6%	12.4	3.3%	7.4	3.0%
U.S. tax on foreign earnings	(0.2)	(0.1)%	1.8	0.5%	2.0	0.8%
Foreign tax rate differential	1.4	0.5%	5.2	1.4%	3.2	1.3%
Foreign tax credits	(2.7)	(0.9)%	(7.7)	(2.1)%	(8.0)	(3.3)%
Foreign withholding taxes	1.9	0.7%	1.6	0.4%	—	—%
Valuation allowances	7.5	2.6%	15.0	4.0%	(10.6)	(4.3)%
Uncertain tax positions	(0.1)	—%	17.6	4.7%	1.8	0.7%
Mutual agreement procedure receivable	0.9	0.3%	(16.2)	(4.3)%	—	—%
Tax shortfalls / (excess tax benefits) on stock-based compensation	3.1	1.1%	0.6	0.2%	2.1	0.9%
Nondeductible officer compensation	5.6	2.0%	1.6	0.4%	2.7	1.1%
Noncontrolling interest	(1.5)	(0.5)%	(1.1)	(0.3)%	(1.9)	(0.8)%
Other	2.6	0.9%	(0.5)	(0.1)%	(1.3)	(0.5)%
Provision for income taxes	$94.5	33.2%	$108.8	29.1%	$48.6	19.9%
The balance sheet classification and significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2021	2020
Classification:
Long term deferred tax assets (included in other non-current assets)	$1.3	$1.5
Long term deferred tax assets (included in long-term assets held for sale)	—	7.0
Long term deferred tax liabilities (included in deferred income taxes)	(111.4)	(76.4)
Long term deferred tax liabilities (included in long-term liabilities held for sale)	—	(2.0)
Net deferred tax liabilities	$(110.1)	$(69.9)

Components:
Deferred tax assets:
Accrued expenses	$15.0	$20.4
Compensation and benefits	17.6	17.7
Deferred revenue	1.7	11.1
Net operating losses	15.8	3.4
Capital losses	3.4	4.3
Lease liabilities	12.3	14.9
Tax credits	2.3	2.9
Other	10.1	5.5
	78.2	80.2
Less: valuation allowances	(13.6)	(5.7)
Deferred tax assets	64.6	74.5

Deferred tax liabilities:
Deferred expenses	51.2	54.1
Property, plant and equipment and intangible assets	115.7	79.1
ROU assets	6.9	10.0
Prepaid expenses	0.9	1.2
Deferred tax liabilities	174.7	144.4
Net deferred tax liabilities	$(110.1)	$(69.9)
As discussed in Note 13 - Leases, CDK adopted ASC 842 on July 1, 2019. Therefore, in fiscal 2020 CDK recognized deferred tax assets for lease liabilities and deferred tax liabilities for ROU assets as shown in the table above.
Deferred Taxes on Unremitted Foreign Earnings.
During the three months ended March 31, 2020, the Company began assessing the impact of the global emergence of COVID-19 on its business. In response to the economic uncertainty engendered by the ongoing COVID-19 pandemic, the Company took steps to preserve cash and improve its liquidity position. The Company reviewed its plans for foreign cash balances and, based on the increase in uncertainty and higher expected U.S. cash needs associated with the pandemic, the Company removed its assertion that foreign earnings were indefinitely reinvested, making these earnings available for repatriation as necessary. The Company has accrued $1.4 million and $3.0 million of withholding tax liabilities on unremitted foreign earnings on the Consolidated Balance Sheets as of June 30, 2021 and 2020, respectively.
Carryforward Attributes. As of June 30, 2021, the Company had federal capital losses of $13.4 million which expire in 2024 and pre-apportioned state capital losses of $13.4 million which expire in 2024 through 2034. The Company has $63.2 million of federal net operating losses, a portion of which begin to expire in 2033, and $42.8 million of post-apportioned state net operating losses, a portion of which begin to expire in 2023, both the federal and state net operating losses were derived from fiscal 2021 acquisitions. The Company had no foreign net operating loss carryforwards as of June 30, 2021.
The Company had U.S. federal foreign tax credits of $1.8 million which expire in 2031, U.S. federal research and development credits of $0.3 million which begin to expire in 2037, and state tax credits of $0.2 million which expire in 2023.
Valuation Allowances. The Company has recorded valuation allowances of $13.6 million and $5.7 million as of June 30, 2021 and 2020, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize certain net operating loss carryforwards, capital loss carryforwards and certain U.S. tax credits. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s determination with regard to future realization of deferred tax assets.
During fiscal 2021, the valuation allowance balance increased $7.9 million, primarily related to $7.7 million valuation allowance recorded on a deferred tax asset for the tax basis difference of an equity method investment that is not expected to be realized.
During fiscal 2020, the valuation allowance balance decreased $4.6 million, which included a decrease of $18.4 million due to the expiration of a U.S. capital loss carryforward on June 30, 2020 and an increase of $14.8 million related to a reversal of the fiscal year 2019 capital gain the Company previously expected to recognize in conjunction with the sale of the assets of the Digital Marketing Business.
Unrecognized Income Tax Benefits. As of June 30, 2021, 2020, and 2019, the Company had unrecognized income tax benefits of $23.0 million, $24.8 million, and $8.2 million, respectively of which $3.9 million, $8.1 million, and $7.0 million, respectively, would impact the effective tax rate, if recognized. The remainder, if recognized, would principally affect deferred taxes.
A roll-forward of unrecognized tax benefits is as follows:

	June 30,
	2021	2020	2019
Beginning balance	$22.6	$7.8	$6.2
Increase related to current year tax positions	0.5	1.1	1.6
Increase related to prior year tax positions	0.9	15.8	0.8
Decrease related to prior year tax positions	(0.2)	(1.0)	—
Decrease related to settlements with tax authorities	(0.3)	—	(0.1)
Decrease related to lapse of the statute of limitations	(1.4)	(1.0)	(0.7)
Increase related to business combinations	0.2	—	—
Decrease related to divestiture	(1.9)	(0.1)	—
Ending balance	$20.4	$22.6	$7.8

The Company's net unrecognized income tax benefits were impacted by a decrease of $2.2 million, an increase of $14.8 million, and an increase of $1.6 million during fiscal 2021, 2020, and 2019, respectively. Additionally, fiscal years 2021 and 2020 were impacted by the sale of International Business. For all fiscal years, changes were based on information which indicated the extent to which certain tax positions were more likely than not to be sustained. Penalties and interest expense associated with uncertain income tax positions have been recorded in the provision for income taxes on the Consolidated Statements of Operations. Penalties and interest accrued during fiscal 2021 were $0.8 million primarily related to changes in methodology related to transfer pricing. Penalties and interest incurred in fiscal 2020, and 2019 were not significant. As of June 30, 2021, June 30, 2020, June 30, 2019, respectively, the Company had $2.6 million, $2.2 million, and $0.4 million of penalties and interest associated with uncertain tax positions, which was included in other liabilities on the Consolidated Balance Sheets.
In addition, an offsetting long-term receivable of $17.7 million of tax and interest has been recorded as of June 30, 2021 as a result of the Company filing to obtain mutual agreement procedure consideration under applicable U.S. and Canadian treaties for an update to transfer pricing policies. This long-term receivable is offset by $18.2 million of tax and interest recorded as uncertain tax positions as of June 30, 2021.
The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The tax years currently under examination vary by jurisdiction. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established a liability for unrecognized income tax benefits, which it believes to be adequate in relation to the potential assessments. Once established, the liability for unrecognized tax benefits is adjusted when there is more information available, when an event occurs necessitating a change, or the statute of limitations for the relevant taxing authority to examine the tax position has expired.
Income tax-related examinations currently in progress in which the Company has significant business operations are as follows:

Tax Jurisdictions	Fiscal Years Ended
Illinois	6/30/2017 thru 6/30/2018
Massachusetts	6/30/2018 thru 6/30/2020
New York	6/30/2017 thru 6/30/2019
India	3/31/2015 thru 3/31/2018
Canada	6/30/2012 and 6/30/2014
Based on the possible outcomes of the Company's tax audits and expiration of the statute of limitations, it is reasonably possible that the liability for uncertain tax positions will decrease in the next twelve months in the potential amount of $19.1 million.
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
Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted into law. The primary impact to the Company’s financial statements as a result of the CARES Act was the deferral of U.S. corporate income tax payments from the fourth quarter of fiscal 2020 to the first quarter of fiscal 2021, as well as the deferral of employer-related payroll tax payments from the fourth quarter of fiscal 2020, and first and second quarters of fiscal 2021, with 50% to be paid in the second quarter of fiscal 2022 and the remaining 50% to be paid in the second quarter of fiscal 2023.

Note 18. Commitments and Contingencies
Legal Proceedings. From time to time, the Company is subject to various claims and is involved in various legal, regulatory, and arbitration proceedings concerning matters arising in connection with the conduct of its business activities, including those noted in this section. Although management at present has no basis to conclude that the ultimate outcome of these proceedings, individually and in the aggregate, will materially harm the Company's financial position, results of operations, cash flows, or overall trends, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could include substantial monetary damages. In addition, in matters for which injunctive relief or other conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting the Company from selling one or more products at all or in particular ways, precluding particular business practices, or requiring other remedies. An unfavorable outcome may result in a material adverse impact on the Company's business, results of operations, financial position, and overall trends. The Company might also conclude that settling one or more such matters is in the best interests of its stockholders, employees, and customers, and any such settlement could include substantial payments.
Competition Matters. The Company is currently involved in, or where indicated, has settled, the following antitrust lawsuits that set forth allegations of anti-competitive agreements between the Company and The Reynolds and Reynolds Company ("Reynolds") relating to the manner in which the defendants control access to, and allow integration with, their respective Dealer Management System ("DMS"), and that seek, among other things, treble damages and injunctive relief. These lawsuits have been transferred to, or filed in, the U.S. District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings as part of a multi-district litigation proceeding ("MDL").
Active MDL Lawsuits
•Teterboro Automall, Inc. d/b/a Teterboro Chrysler Dodge Jeep Ram ("Teterboro") brought a putative class action suit on behalf of itself and all similarly situated automobile dealerships against CDK Global, LLC and Reynolds. Teterboro’s suit was originally filed on October 19, 2017, in the U.S. District Court for the District of New Jersey. Since that time, several more putative class actions were filed in a number of federal district courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a consolidated class action complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly purchased DMS and/or allegedly indirectly purchased DMS or data integration services from CDK Global, LLC or Reynolds ("Putative Dealership Class Plaintiffs"). CDK Global, LLC moved to dismiss the complaint, or in the alternative, compel arbitration of certain of the cases while staying the remainder pending the outcome of those arbitration proceedings; its motion to dismiss was granted in part and denied in part, while its motion to compel arbitration was denied. On February 22, 2019, CDK Global, LLC filed an answer to the remaining claims in Putative Dealership Class Plaintiffs' complaint and asserted counterclaims against the Putative Dealership Class Plaintiffs. The Putative Dealership Class Plaintiffs filed a motion to dismiss CDK Global, LLC’s counterclaims; that motion was granted in part and denied in part on September 3, 2019. On October 23, 2018, the Putative Dealership Class Plaintiffs and Reynolds filed a motion for preliminary approval of settlement and for conditional certification of the proposed settlement class. The court finally approved that settlement on January 22, 2019. The parties' cross-motions for summary judgment and Daubert motions were fully briefed as of September 28, 2020 and remain pending.
•Loop LLC d/b/a AutoLoop ("AutoLoop") brought suit against CDK Global, LLC on April 9, 2018, in the U.S. District Court for the Northern District of Illinois, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, AutoLoop amended its complaint to sue on behalf of itself and a putative class of all other automotive software vendors in the United States that purchased data integration services from CDK Global, LLC or Reynolds. CDK Global, LLC moved to compel arbitration of AutoLoop’s claims, or in the alternative, to dismiss those claims; that motion was denied on January 25, 2019. CDK Global, LLC filed an answer to AutoLoop’s complaint and asserted counterclaims against AutoLoop on February 15, 2019. AutoLoop filed an answer to CDK Global, LLC’s counterclaims on March 8, 2019. The parties' cross-motions for summary judgment and Daubert motions were fully briefed as of September 28, 2020 and remain pending.
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
•i3 Brands, Inc. and PartProtection LLC ("i3 Brands") brought suit against CDK Global, LLC and Reynolds. i3 Brands' suit was originally filed on February 4, 2019, in the U.S. District Court for the Southern District of California; it was subsequently transferred to the U.S. District Court for the Northern District of Illinois and consolidated as part of the MDL. On March 4, 2020, CDK Global, LLC and i3 Brands entered into a settlement agreement that resulted in a dismissal of all claims brought by i3 Brands against CDK in the MDL, and CDK Global, LLC agreeing to a release of i3 Brands and an agreement to abandon all claims against i3 Brands.
•Motor Vehicle Software Corporation ("MVSC") brought a suit against CDK Global, LLC (after initially naming the Company), Reynolds, and CVR, a majority owned joint venture of the Company. MVSC's suit was originally filed on February 3, 2017, in the U.S. District Court for the Central District of California. On October 10, 2019, CDK Global, LLC and MVSC entered into a settlement agreement that resulted in a dismissal of all claims brought by MVSC in the MDL as against CDK Global, LLC and CVR, and CDK Global, LLC making a one-time cash payment to MVSC.
•Cox Automotive, along with multiple subsidiaries ("Cox"), brought suit against CDK Global, LLC. Cox’s suit was originally filed on December 11, 2017, in the U.S. District Court for the Western District of Wisconsin. On July 10, 2019, CDK Global, LLC and Cox entered into a settlement agreement that resulted in a dismissal of all claims brought by the affiliated parties in the MDL, and CDK Global, LLC making a one-time cash payment to Cox.
The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company's settlements with Authenticom, i3 Brands, MVSC, and Cox and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. In the fourth quarter of fiscal 2019, the Company initially recorded a litigation provision of $90.0 million and has continued to re-assess the liability in each subsequent quarter. In the first quarter of fiscal 2021, the Company's reassessment of its litigation liability resulted in an increase of $12.0 million. As of June 30, 2021, and 2020, the litigation liability for the remaining unsettled cases was $34.0 million and $57.0 million, respectively. This estimated loss is based upon currently available information and represents the Company's best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) significant factual issues remain to be resolved; (iii) expert perspectives with respect to, among other things, alleged antitrust injury and damages is widely divergent and remains subject to dispositive motions; (iv) the absence of productive settlement discussions to date with the remaining plaintiffs; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company's estimate does not incorporate or reflect the potential value of the Company's counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.

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
The Company has provided approximately $28.1 million of guarantees as of June 30, 2021 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company has a total of $45.4 million of outstanding purchase commitments and contracts with expiration dates through 2025.
The Company had a total of $1.8 million in letters of credit outstanding as of June 30, 2021 primarily in connection with insurance programs.
Note 19. Share Repurchase Transactions
In January 2017, the Board of Directors authorized the Company to repurchase up to $2.0 billion of its common stock as part of a return of capital plan. Under the authorization, the Company may purchase its common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares to be repurchased is determined at management's discretion and depends on a number of factors, including the market price of the shares, general market and economic conditions, and other potential uses for free cash flow including, but not limited to, potential acquisitions.
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
In 2019, the Company made open market repurchases of 4.4 million shares of the Company's common stock during fiscal 2019 for a total cost of $264.1 million.
Additionally, in June 2021, the Company made open market repurchases of 236 thousand shares of the Company's common stock for a total cost of $12.1 million.

Note 20. Quarterly Financial Results (Unaudited)
Summarized quarterly results of operations for the fiscal 2021 and 2020 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2021
Revenue	$413.7	$406.3	$433.1	$420.1
Gross profit (2)	189.0	198.6	211.8	198.8
Earnings before income taxes	75.0	81.5	71.2	57.0
Net earnings from continuing operations	48.0	58.8	47.1	36.3
Net earnings from discontinued operations	10.0	11.3	815.8	15.7
Net earnings	58.0	70.1	862.9	52.0
Net earnings attributable to noncontrolling interest	2.3	1.8	2.0	2.6
Net earnings attributable to CDK	55.7	68.3	860.9	49.4

Net earnings attributable to CDK per share - basic:
Continuing operations	$0.38	$0.47	$0.37	$0.27
Discontinued operations	0.08	0.09	6.69	0.13
Total net earnings attributable to CDK per share - basic	$0.46	$0.56	$7.06	$0.40

Net earnings attributable to CDK per share - diluted:
Continuing operations	$0.38	$0.47	$0.36	$0.27
Discontinued operations	0.08	0.09	6.64	0.13
Total net earnings attributable to CDK per share - diluted	$0.46	$0.56	$7.00	$0.40

Year ended June 30, 2020
Revenue (1)	$417.7	$418.2	$426.4	$376.7
Gross profit (1) (2)	210.7	225.1	227.6	175.0
Earnings before income taxes (1)	88.3	100.5	109.1	76.1
Net earnings from continuing operations	64.9	60.1	77.4	62.8
Net earnings (loss) from discontinued operations	19.2	(36.0)	(17.9)	(16.0)
Net earnings	84.1	24.1	59.5	46.8
Net earnings attributable to noncontrolling interest	2.1	1.8	1.9	1.2
Net earnings attributable to CDK	82.0	22.3	57.6	45.6

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.52	$0.48	$0.62	$0.51
Discontinued operations	0.16	(0.30)	(0.15)	(0.13)
Total net earnings attributable to CDK per share - basic	$0.68	$0.18	$0.47	$0.38

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.51	$0.47	$0.62	$0.50
Discontinued operations	0.16	(0.29)	(0.15)	(0.13)
Total net earnings attributable to CDK per share - diluted	$0.67	$0.18	$0.47	$0.37
(1) Amounts differ from previously reported in the Quarterly Reports on Form 10-Q as a result of the Digital Marketing Business and the International Business being classified as discontinued operations. See Note 4 - Discontinued Operations for additional information.
(2) Gross profit is calculated as revenue less cost of revenue.

CDK Global, Inc.
Schedule II - Valuation and Qualifying Accounts
(In millions)

		Additions
	Balance at beginning of period	Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period
Year ended June 30, 2021
Accounts receivable allowances	$14.6	$(1.6)		$0.7	(2)	$(2.8)	(3)	$10.9
Deferred tax valuation allowance	5.7	9.5	(4)	(0.7)	(4)	(0.9)	(4)	13.6
Year ended June 30, 2020 (7)
Accounts receivable allowances	$7.0	$18.4		$—		$(10.8)	(3)	$14.6
Deferred tax valuation allowance	10.3	—		—		(4.6)	(5)	5.7
Year ended June 30, 2019(1) (7)
Accounts receivable allowances	$3.1	$6.6		$—		$(2.7)	(3)	$7.0
Deferred tax valuation allowance	21.2	—		—		(10.9)	(6)	10.3

(1) Effective July 1, 2018, the Company adopted ASC 606 using the modified retrospective approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.
(2) Amount reflects the impact of the adoption of CECL on July 1, 2020.
(3) Doubtful accounts written off, less recoveries on accounts previously written off.
(4) Includes $7.7 million increase due to a valuation allowance recorded on deferred tax assets for the tax basis difference of an equity method investment that is not expected to be realized, an increase of $1.8 million related to recording valuation allowance on U.S. foreign tax credits, a reduction of $0.9 million related to the utilization of certain capital loss carryforwards, an increase of $0.7 million related to certain carryforward attributes from current year acquisitions recorded through purchase accounting, and a decrease of $1.4 million related to held for sale assets.
(5) Includes $18.4 million reduction due to expiration of U.S. capital loss carryforwards, increase of $14.8 million related to a reversal of the fiscal year 2019 capital gain previously expected to be used with sale of Digital Marketing Business, $0.7 million decrease due to certain non-U.S. tax loss carryforwards, and $0.3 million decrease due to adjustment of state tax expense.
(6) Includes $14.8 million reduction related to the capital gain the Company expected to recognize in conjunction with the sale of the assets of the Digital Marketing Business which were classified as held for sale in the fourth quarter of fiscal 2019, $4.3 million increase related to capital loss resulting from termination of a joint venture contract, and a $0.4 million net decrease due to certain non-U.S. tax loss carryforwards.
(7) Fiscal years 2019 and 2020 numbers have been adjusted as a result of the Digital Marketing Business and the International Business being classified as discontinued operations. See Note 4 - Discontinued Operations for additional information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported in the time periods specified in the Securities and Exchange Commission's rules and forms.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the guidelines established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of June 30, 2021. Their report is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting. In the fourth quarter of fiscal 2021, there were no significant changes to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
CDK Global, Inc.
Hoffman Estates, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CDK Global, Inc. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated August 17, 2021, expressed an unqualified opinion on those financial statements.
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
August 17, 2021

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the captions "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics," and "Board and Committee Governance" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 11. Executive Compensation
The information required by this item will be set forth under the captions "Compensation of Named Executive Officers" and "Compensation Discussion and Analysis" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the caption "Certain Relationships and Related Party Transactions" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth under the caption "Fees of Independent Accounting Firm" in the Proxy Statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Annual Report on Form 10-K:
1.Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended June 30, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the years ended June 30, 2021, 2020, and 2019
Consolidated Balance Sheets as of June 30, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended June 30, 2021, 2020, and 2019
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2021, 2020, and 2019
Notes to the Consolidated Financial Statements
2.Financial Statement Schedule
    Schedule II - Valuation and Qualifying Accounts.
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of CDK Global, Inc.	8-K	1-36486	3.1	10/1/2014
3.2	Amended and Restated By-Laws of CDK Global, Inc., dated March 7, 2017	8-K	1-36486	3.1	3/9/2017
4.1	Description of Securities of the Registrant					X
4.2	Indenture, dated as of October 14, 2014, among CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.50% Senior Notes due 2024 were issued	8-K	1-36486	4.2	10/17/2014
4.3	Indenture, dated as of May 15, 2017, between CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 4.875% senior notes due 2027 were issued	8-K	1-36486	4.1	5/15/2017
4.4	Indenture, dated as of May 15, 2019, between CDK Global, Inc. and U.S. Bank National Association, as trustee, pursuant to which the 5.25% senior notes due 2029 were issued	8-K	1-36486	4.1	5/15/2019
10.1	Form of Indemnification Agreement	8-K	1-36486	10.1	6/7/2018
10.2	Amended and Restated Corporate Officer Severance Plan (Management Compensatory Plan)	8-K	1-36486	10.1	9/7/2017
10.3	Third Amended and Restated Change in Control Severance Plan for Corporate Officers (Management Compensatory Plan)	10-K	1-36486	10.11	8/8/2017
10.4	CDK Global Inc., Amended and Restated Deferred Compensation Plan, effective November 6, 2018	10-Q	1-36486	10.7	11/7/2018
10.5	CDK Global, Inc., Amended and Restated Retirement and Savings Restoration Plan, effective November 6, 2018 (Management Compensatory Plan)	10-Q	1-36486	10.8	11/7/2018
10.6	CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	DEF 14A	1-36486	Appendix A	9/22/2015
10.7	First Amendment to the CDK Global, Inc. 2014 Omnibus Award Plan (Management Compensatory Plan)	10-K	1-36486	10.6	8/8/2017
10.8	UK Tax Advantaged Sub-Plan (Management Compensatory Plan)	8-K	1-36486	10.1	1/26/2015

10.9	Form of Deferred Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.18	11/13/2014
10.10	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.7	11/3/2015
10.11	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Non-Employee Director) (Management Compensatory Plan)	10-Q	1-36486	10.8	11/3/2015
10.12	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.8	2/3/2016
10.13	Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-K	1-36486	10.15	8/6/2020
10.14	Form of Performance Based Stock Option Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.5	11/7/2018
10.15	Form of Performance Based Stock Option Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.6	11/7/2018
10.16	UK Tax Advantaged Sub-Plan Form of Stock Option Grant Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-Q	1-36486	10.9	2/3/2016
10.17	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36486	10.1	9/6/2018
10.18	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36846	10.1	9/11/2019
10.19	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-K	1-36846	10.22	8/6/2020
10.20	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36486	10.2	9/6/2018
10.21	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	8-K	1-36846	10.2	9/11/2019
10.22	Form of Performance Stock Unit Award Agreement under the 2014 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)	10-K	1-36846	10.27	8/6/2020
10.23	Employment Agreement, dated as of November 5, 2018, by and between the Company and Brian Krzanich	8-K	1-36486	10.9	11/7/2018
10.24	Offer Letter, dated December 2, 2020, by and between CDK Global, Inc. and Eric Guerin	8-K	1-36486	10.1	12/15/2020
10.25	Share Sale and Purchase Agreement, dated November 27,2020, by and among CDK Global, Inc., and Concorde Bidco limited, with respect to all of the issued share capital of CDK Global Holdings (UK) Limited	10-Q	1-36486	10.1	2/9/2021
10.26	Letter Agreement, dated March 1, 2021, between CDK Global, Inc. and Concorde Bidco Limited	10-Q	1-36486	10.1	5/6/2021
10.27	Revolving Credit Agreement Dated as of May 24, 2021 among CDK Global, Inc. and Bank of America, N.A.	8-K	1-36486	10.1	5/25/2021
10.28	Agreement and Plan of Merger, dated as of June 2, 2021, among CDK Global, Inc., Spyder Merger Corp., Roadster, Inc., and Fortis Advisors LLC, as the Stockholder Representative					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
31.1	Certification by Brian Krzanich pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934					X

31.2	Certification by Eric J. Guerin pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification by Brian Krzanich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Eric J. Guerin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL taxonomy extension schema document	X
101.CAL	XBRL taxonomy extension calculation linkbase document	X
101.LAB	XBRL taxonomy label linkbase document	X
101.PRE	XBRL taxonomy extension presentation linkbase document	X
101.DEF	XBRL taxonomy extension definition linkbase document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDK GLOBAL, INC.

By:	/s/ Eric J. Guerin
Eric J. Guerin
Executive Vice President, Chief Financial Officer
August 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Krzanich	President, Chief Executive Officer and Director (principal executive officer)	August 17, 2021
Brian Krzanich
/s/ Eric J. Guerin	Executive Vice President, Chief Financial Officer (principal financial officer)	August 17, 2021
Eric J. Guerin
/s/ Neil Fairfield	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	August 17, 2021
Neil Fairfield
/s/ Leslie A. Brun	Director	August 17, 2021
Leslie A. Brun
/s/ Willie A. Deese	Director	August 17, 2021
Willie A. Deese
/s/ Amy J. Hillman	Director	August 17, 2021
Amy J. Hillman
/s/ Stephen A. Miles	Director	August 17, 2021
Stephen A. Miles
/s/ Robert E. Radway	Director	August 17, 2021
Robert E. Radway
/s/ Stephen F. Schuckenbrock	Director	August 17, 2021
Stephen F. Schuckenbrock
/s/ Frank S. Sowinski	Director	August 17, 2021
Frank S. Sowinski
/s/ Eileen J. Voynick	Director	August 17, 2021
Eileen J. Voynick