Form 10-Q
period 2021-09-30
CDK Global, Inc.
filed 2021-11-03
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-36486

CDK Global, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-5743146
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1950 Hassell Road,	Hoffman Estates,	IL	60169
(Address of Principal Executive Offices)			(Zip Code)
(847) 397-1700
(Registrant’s Telephone Number, Including Area Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of October 29, 2021 was 118,334,930.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Revenue	$440.0	$413.7

Expenses:
Cost of revenue	226.7	224.7
Selling, general and administrative expenses	97.6	88.6
Litigation provision	—	12.0
Total expenses	324.3	325.3
Operating earnings	115.7	88.4

Interest expense	(21.4)	(34.7)
Gain on extinguishment of debt	2.1	—
Loss from equity method investment	(1.2)	(3.4)
Other income, net	3.1	24.7

Earnings before income taxes	98.3	75.0

Provision for income taxes	(25.1)	(27.0)

Net earnings from continuing operations	73.2	48.0
Net earnings from discontinued operations	0.5	10.0
Net earnings	73.7	58.0
Less: net earnings attributable to noncontrolling interest	2.0	2.3
Net earnings attributable to CDK	$71.7	$55.7

Net earnings attributable to CDK per share - basic:
Continuing operations	$0.59	$0.38
Discontinued operations	—	0.08
Total net earnings attributable to CDK per share - basic	$0.59	$0.46

Net earnings attributable to CDK per share - diluted:
Continuing operations	$0.59	$0.38
Discontinued operations	—	0.08
Total net earnings attributable to CDK per share - diluted	$0.59	$0.46

Weighted average common shares outstanding:
Basic	121.2	121.7
Diluted	122.1	122.3

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Net earnings	$73.7	$58.0
Other comprehensive income (loss):
Currency translation adjustments	(2.1)	27.2
Total other comprehensive income (loss)	(2.1)	27.2
Comprehensive income	71.6	85.2
Less: comprehensive income attributable to noncontrolling interest	2.0	2.3
Comprehensive income attributable to CDK	$69.6	$82.9

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except per share par value)
(Unaudited)

	September 30,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$80.8	$157.0
Accounts receivable, net	234.8	236.4
Other current assets	161.1	168.9
Total current assets	476.7	562.3
Property, plant and equipment, net of accumulated depreciation of $241.8 and $236.5, respectively	66.4	71.8
Other assets	458.3	448.7
Goodwill	1,296.6	1,297.1
Intangible assets, net	337.1	332.7
Total assets	$2,635.1	$2,712.6

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$4.8	$7.1
Accounts payable	23.6	29.0
Accrued expenses and other current liabilities	194.8	188.1
Litigation liabilities	34.0	34.0
Accrued payroll and payroll-related expenses	48.3	81.5
Deferred revenue	29.6	28.6
Total current liabilities	335.1	368.3
Long-term liabilities:
Debt and finance lease liabilities	1,586.1	1,586.5
Deferred revenue	39.1	40.4
Deferred income taxes	112.2	111.4
Other liabilities	101.3	111.1
Total liabilities	2,173.8	2,217.7

Stockholders' Equity:
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 119.9 and 121.5 shares outstanding, respectively	1.6	1.6
Paid-in capital	704.1	715.1
Retained earnings	2,050.6	1,997.4
Treasury stock, at cost: 40.4 and 38.8 shares, respectively	(2,379.5)	(2,306.0)
Accumulated other comprehensive income	70.6	72.7
Total CDK stockholders' equity	447.4	480.8
Noncontrolling interest	13.9	14.1
Total stockholders' equity	461.3	494.9
Total liabilities and stockholders' equity	$2,635.1	$2,712.6

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net earnings	$73.7	$58.0
Less: net earnings from discontinued operations	0.5	10.0
Net earnings from continuing operations	73.2	48.0
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	27.6	23.1
Gain on extinguishment of debt	(2.1)	—
Loss from equity method investment	1.2	3.4
Deferred income taxes	0.3	2.5
Stock-based compensation expense	11.3	12.3
Other	0.6	3.2
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Accounts receivable	3.6	6.5
Other assets	(5.7)	(13.8)
Accounts payable	(5.5)	0.2
Accrued expenses and other liabilities	(33.5)	4.4
Net cash flows provided by operating activities, continuing operations	71.0	89.8
Net cash flows provided by operating activities, discontinued operations	0.5	9.9
Net cash flows provided by operating activities	71.5	99.7

Cash Flows from Investing Activities
Capital expenditures	(3.4)	(5.7)
Capitalized software	(26.0)	(14.7)
Acquisitions of businesses, net of cash acquired	(2.1)	—
Net cash flows used in investing activities, continuing operations	(31.5)	(20.4)
Net cash flows used in investing activities, discontinued operations	—	(1.6)
Net cash flows used in investing activities	(31.5)	(22.0)

Cash Flows from Financing Activities
Net proceeds from revolving credit facilities	—	5.0
Repayments of long-term debt and finance lease liabilities	(1.4)	(5.3)
Dividends paid to stockholders	(18.1)	(18.2)
Repurchases of common stock	(88.3)	—
Proceeds from exercises of stock options	—	0.3
Withholding tax payments for stock-based compensation awards	(7.7)	(3.7)
Dividend payments to noncontrolling owners	(2.2)	(1.2)
Net cash flows used in financing activities, continuing operations	(117.7)	(23.1)
Net cash flows used in financing activities, discontinued operations	—	—
Net cash flows used in financing activities	(117.7)	(23.1)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash, including cash classified in current assets held for sale	(0.5)	8.6
Net change in cash, cash equivalents, and restricted cash, including cash classified in current assets held for sale	(78.2)	63.2

Net change in cash classified in current assets held for sale	—	(47.2)
Net change in cash, cash equivalents, and restricted cash	(78.2)	16.0

Cash, cash equivalents, and restricted cash, beginning of period	177.2	97.3
Cash, cash equivalents, and restricted cash end of period	$99.0	$113.3

	Three Months Ended
	September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$80.8	$99.0
Restricted cash in funds held for clients included in other current assets	18.2	14.3
Total cash, cash equivalents, and restricted cash	$99.0	$113.3

Supplemental Disclosures
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$20.4	$28.5
Income taxes and foreign withholding taxes, net of refunds, discontinued operations	—	3.3
Interest	13.6	18.5

Non-cash investing and financing activities:
Capitalized property and equipment obtained under lease	1.3	0.3
Lease liabilities incurred	(1.3)	(0.3)
Capital expenditures and capitalized software, accrued not paid	0.4	1.1

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
	Shares Issued	Amount
Balance as of June 30, 2021	160.3	$1.6	$715.1	$1,997.4	$(2,306.0)	$72.7	$480.8	$14.1	$494.9
Net earnings	—	—	—	71.7	—	—	71.7	2.0	73.7
Foreign currency translation adjustments	—	—	—	—	—	(2.1)	(2.1)	—	(2.1)
Stock-based compensation expense and related dividend equivalents	—	—	11.5	(0.4)	—	—	11.1	—	11.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(22.5)	—	14.8	—	(7.7)	—	(7.7)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.1)	—	—	(18.1)	—	(18.1)
Repurchases of common stock	—	—	—	—	(88.3)	—	(88.3)	—	(88.3)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance as of September 30, 2021	160.3	$1.6	$704.1	$2,050.6	$(2,379.5)	$70.6	$447.4	$13.9	$461.3

Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CDK Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
	Shares Issued	Amount
Balance as of June 30, 2020	160.3	$1.6	$687.9	$1,045.5	$(2,305.2)	$(25.9)	$(596.1)	$15.4	$(580.7)
Cumulative impact of ASC 326 - current expected credit losses, net of tax	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Net earnings	—	—	—	55.7	—	—	55.7	2.3	58.0
Foreign currency translation adjustments	—	—	—	—	—	27.2	27.2	—	27.2
Stock-based compensation expense and related dividend equivalents	—	—	12.2	(0.2)	—	—	12.0	—	12.0
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(10.4)	—	7.0	—	(3.4)	—	(3.4)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.2)	—	—	(18.2)	—	(18.2)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance as of September 30, 2020	160.3	$1.6	$689.7	$1,074.6	$(2,298.2)	$1.3	$(531.0)	$16.5	$(514.5)

See notes to the consolidated financial statements.

CDK Global, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in millions, except per share amounts)
(Unaudited)
Note 1. Basis of Presentation
Description of Business. CDK Global, Inc. (the "Company" or "CDK") is a leading provider of integrated data and technology solutions to the automotive, heavy truck, recreation and heavy equipment industries. Focused on enabling end-to-end, omnichannel retail commerce through open, agnostic technology, the Company provides solutions to dealers and original equipment manufacturers ("OEMs"), serving over 15,000 retail locations in North America. The Company's solutions connect people with technology by automating and integrating all parts of the dealership and buying process, including the acquisition, sale, financing, insuring, parts supply, repair and maintenance of vehicles.
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
The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim financial results are not necessarily indicative of financial results for a full year. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the "Annual Report").
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are described in the aforementioned Annual Report. Included below are certain updates related to those policies.
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified in other current assets on the Consolidated Balance Sheets. The total amount due to remit for titling and registration obligations with the Department of Motor Vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the Consolidated Balance Sheets. Funds receivable was $36.8 million and $42.7 million, and funds held for clients was $18.2 million and $20.2 million as of September 30, 2021 and June 30, 2021, respectively. Client fund obligations were $55.0 million and $62.9 million as of September 30, 2021 and June 30, 2021, respectively.
Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed. Pursuant to its software policies, the Company incurred expenses to research, develop, and deploy new and enhanced solutions of $15.7 million and $20.3 million for the three months ended September 30, 2021 and 2020, respectively. These expenses were classified in cost of revenue on the Consolidated Statements of Operations. Additionally, the Company had cash flows used for qualifying capitalized software development cost of $26.0 million and $14.7 million for the three months ended September 30, 2021 and 2020, respectively.
Fair Value of Financial Instruments. Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities are reflected on the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's revolving credit facility (as described in Note 9 Debt), including accrued interest, approximates fair value based on the Company's current estimated incremental borrowing rate for similar types of arrangements.
Investments. The carrying amount of equity investments, included in other assets on the Consolidated Balance Sheets, was $49.9 million and $50.4 million as of September 30, 2021 and June 30, 2021, respectively. These amounts include a $20.0 million equity investment that is accounted for under the cost method as it does not have a readily determinable fair value. The remaining investments, which are accounted for under the equity method, totaled $29.9 million and $30.4 million as of September 30, 2021 and June 30, 2021, respectively.

Note 3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," ("ASU 2019-12"), which simplifies the accounting for income taxes in various areas. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. The Company adopted ASU 2019-12 on July 1, 2021. The adoption of the new standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements. In July 2021, the FASB issued ASU No. 2021-05 "Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments," ("ASU 2021-05"), which modifies ASC 842 "Leases" ("ASC 842") to require lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.
Note 4. Discontinued Operations
International Business. On March 1, 2021, the Company completed its sale of the CDK International business ("International Business") to Francisco Partners. The Company expects to provide limited services to Francisco Partners to assist in the integration of the International Business through early 2022. The financial results are presented in net earnings from discontinued operations in the Consolidated Statements of Operations for all periods presented.
Digital Marketing Business. On April 21, 2020, the Company completed its sale of the Digital Marketing Business to Sincro LLC, a newly formed company owned by Ansira Partners, Inc., which is a subsidiary of Advent International.
The following table summarizes the comparative financial results of discontinued operations which are presented in net earnings from discontinued operations in the Consolidated Statements of Operations:

	Three Months Ended
	September 30,
	2021	2020

Revenue	$—	$79.9
Cost of revenue	—	37.4
Selling, general and administrative expenses	0.5	23.6
Restructuring expenses	—	8.7
Operating earnings (loss)	(0.5)	10.2
Other income, net	—	(1.0)
Earnings (loss) before income taxes	(0.5)	9.2
Provision for income taxes	1.0	0.6
Net earnings from discontinued operations - International Business	$0.5	$9.8

Net earnings from discontinued operations - Digital Marketing Business	$—	$0.2

Net earnings from discontinued operations	$0.5	$10.0
Note 5. Revenue
Contract Balances
Accounts Receivable
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. The Company receives payments from customers based upon contractual billing schedules. Payment terms can vary by contract, but the period between invoicing and when payments are due is not significant. The timing of revenue recognition may differ from the timing of invoicing to customers. Included in accounts receivable on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced. As of
September 30, 2021, the balance of accounts receivable, net of allowances for doubtful accounts, was $234.8 million, inclusive of unbilled receivables of $0.9 million. As of June 30, 2021, the balance of accounts receivable, net of allowances for doubtful accounts, was $236.4 million, inclusive of unbilled receivables of $1.8 million.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription contracts where the transaction price allocated to the satisfied performance obligation exceeds the value of billings to-date. Contract assets are reported in a net position on a contract-by-contract basis and are included in other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. The Company regularly reviews contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, and other economic or business factors. Refer to Note 7 – Allowance for Credit Losses for more information about contract assets exposure to credit losses. Contract asset impairments were not significant in the three months ended September 30, 2021 and 2020. Contract assets were $64.3 million and $64.3 million as of September 30, 2021 and June 30, 2021, respectively.
Deferred Revenue
The Company's deferred revenue primarily consists of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Deferred revenue is reported in a net position on a contract-by-contract basis at the end of each reporting period. As of September 30, 2021 and June 30, 2021, the deferred revenue balance was $68.7 million and $69.0 million, respectively. For the three months ended September 30, 2021 and 2020, the Company recognized revenue of $68.7 million and $65.7 million, respectively, related to its deferred revenue.
Remaining Performance Obligations. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following information represents the total transaction price for the remaining performance obligations as of September 30, 2021 related to non-cancelable contracts, including contracts less than one year in duration, that is expected to be recognized over future periods. In each case the fiscal period represents the year ended June 30.
As of September 30, 2021, the Company had $2.7 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized, including contracted revenue where the contract's original expected duration is one year or less. The Company expects to recognize approximately $770.0 million of the remaining performance obligations as revenue during the remainder of the fiscal year ending June 30, 2022 ("fiscal 2022"), $780.0 million for fiscal 2023, $550.0 million for fiscal 2024, $340.0 million for fiscal 2025, $190.0 million for fiscal 2026, and $30.0 million thereafter. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
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
As of September 30, 2021 and June 30, 2021, the Company capitalized contract acquisition and fulfillment costs of $200.2 million and $195.7 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the three months ended September 30, 2021 and 2020, the Company recognized cost amortization of $19.4 million and $18.1 million, respectively, and there were no significant impairment losses.
Revenue Disaggregation. The following table presents revenue by category for three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
Subscription	$345.1	$323.9
Transaction	42.8	43.9
Other	52.1	45.9
Total Revenue	$440.0	$413.7
The Company recognizes subscription revenue over time and substantially all transaction and other revenue at a point in time.
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
The following table summarizes the components of earnings per share:

	Three Months Ended
	September 30,
	2021	2020
Net earnings from continuing operations attributable to CDK	$71.2	$45.7
Net earnings from discontinued operations	0.5	10.0
Net earnings attributable to CDK	$71.7	$55.7

Weighted average shares outstanding:
Basic	121.2	121.7
Effect of dilutive securities (1)	0.9	0.6
Diluted	122.1	122.3

Net earnings attributable to CDK per share - basic:
Continuing operations	$0.59	$0.38
Discontinued operations	—	0.08
Total net earnings attributable to CDK per share - basic	$0.59	$0.46

Net earnings attributable to CDK per share - diluted:
Continuing operations	$0.59	$0.38
Discontinued operations	—	0.08
Total net earnings attributable to CDK per share - diluted	$0.59	$0.46
(1) The dilutive effect of outstanding stock options, restricted stock units, restricted stock, and performance share units is reflected in the diluted weighted average shares outstanding using the treasury stock method.
The weighted average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of anti-dilutive securities. The potential common shares excluded were 1.5 million and 0.9 million for the three months ended September 30, 2021 and 2020, respectively.
Note 7. Allowance for Credit Losses
Credit loss expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The following tables provide a rollforward of the allowance for credit losses that is deducted from the amortized cost basis to present the net amount expected to be collected as of September 30, 2021 and 2020.

	Accounts receivable, net	Other current assets	Other assets	Total
Balance as of June 30, 2021	$6.3	$0.7	$9.2	$16.2
Provision for expected credit losses	(0.7)	—	0.5	(0.2)
Write-offs	(0.4)	—	—	(0.4)
Other	0.5	—	—	0.5
Balance as of September 30, 2021	$5.7	$0.7	$9.7	$16.1

	Accounts receivable, net	Other current assets	Other assets	Total
Balance as of June 30, 2020	$10.6	$—	$—	$10.6
Cumulative-effect adjustment upon adoption	0.7	0.5	8.2	9.4
Provision for expected credit losses	(0.6)	0.1	0.7	0.2
Write-offs	(0.4)	—	—	(0.4)
Balance as of September 30, 2020	$10.3	$0.6	$8.9	$19.8
Note 8. Leases
CDK as a Lessor. The Company's hardware-as-a-service arrangements, in which the Company provides customers continuous access to CDK owned hardware, such as networking and telephony equipment and laser printers, are accounted for as sales-type leases under ASC 842, primarily because they do not contain substantive substitution rights. Since the Company elected to not reassess prior conclusions related to arrangements containing leases, the lease classification, and the initial direct costs, only hardware leases that commenced or are modified on or subsequent to July 1, 2019, are accounted for under ASC 842. Historically, the Company accounted for these arrangements as a distinct performance obligation under the revenue recognition guidance and recognized revenue over the term of the arrangement. Sales-type lease arrangements follow the Company's customary contracting practices and, generally include a fixed monthly fee for the lease and non-lease components for the duration of the contract term. The Company does not typically provide renewal, termination or purchase options to its customers.
The Company recognizes net investment in sales-type leases based on the present value of the lease receivable when collectability is probable. The Company accounts for lease and non-lease components such as maintenance costs, separately. Consideration is allocated between lease and non-lease components based on stand-alone selling price.
The following summarizes components of net lease income reported in the Consolidated Statements of Operations:

	Three Months Ended
	September 30,
	2021	2020
Revenue (1)	$19.3	$12.5
Cost of revenue	(10.5)	(8.0)
Interest income	0.6	0.4
Total lease income	$9.4	$4.9
(1) Revenue from lease components are included in the Other category in the revenue disaggregation table in Note 5 - Revenue.

Note 9. Debt
Long-term debt and finance lease liabilities consisted of:

		September 30, 2021		June 30, 2021
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
Revolving credit facility	May 2026		$—		$—
Total credit facilities			—		—

Unsecured Senior Notes
Senior notes, due 2024	October 2024	5.000%	500.0	5.000%	500.0
Senior notes, due 2027	May 2027	4.875%	600.0	4.875%	600.0
Senior notes, due 2029	May 2029	5.250%	500.0	5.250%	500.0
Total unsecured senior notes			1,600.0		1,600.0

Finance lease liabilities			7.4		8.7
Other			—		2.2
Unamortized debt financing costs			(16.5)		(17.3)
Total debt and finance lease liabilities			$1,590.9		$1,593.6
Less: current maturities of long-term debt			4.8		7.1
Total long-term debt and finance lease liabilities			$1,586.1		$1,586.5
Credit Facility. The Company has a five-year senior unsecured revolving credit facility ("revolving credit facility"). The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in euro, pound sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were zero and $116.4 million for the three months ended September 30, 2021 and 2020, respectively.
Unamortized Debt Financing Costs. As of September 30, 2021 and June 30, 2021, unamortized debt issuance costs were $16.5 million and $17.3 million, respectively. Debt financing costs are amortized over the terms of the related debt instruments and recorded to interest expense on the Consolidated Statements of Operations.
Fair Value. The approximate aggregate fair value of the Company's senior notes as of September 30, 2021 was $1,721.1 million, based on quoted market prices for the same or similar instruments. The senior notes are considered Level 2 fair value measurements in the fair value hierarchy.
Note 10. Income Taxes
Provision for Income Taxes. Income tax expense was $25.1 million and $27.0 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the provision for income taxes as a percentage of earnings before income taxes, was 25.5% and 36.0% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes and tax expense from officers' compensation limitation, partially offset by a $2.0 million benefit due to the expiration of the statute of limitations related to certain transfer pricing exposures. The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes, tax expense from officers' compensation limitation, $4.1 million of tax expense from a prior year true-up of income taxes payable, and $1.7 million of tax expense related to valuation allowances on foreign net operating losses and U.S. foreign tax credits.
Valuation Allowances. The Company had valuation allowances of $14.3 million and $13.6 million as of September 30, 2021 and June 30, 2021, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize net operating carryforwards, capital loss carryforwards, and U.S. tax credits. As of each reporting date, the Company's management considers new evidence, both positive and negative, which could impact management's view with regard to future realization of deferred tax assets.

Unrecognized Income Tax Benefits. As of September 30, 2021 and June 30, 2021, the Company had unrecognized income tax benefits of $17.0 million and $23.0 million, respectively. Of these amounts, $2.8 million and $3.9 million, respectively, would have a net impact on the effective tax rate if recognized. During the three months ended September 30, 2021, the Company primarily decreased its unrecognized income tax benefits due to expiration of the statute of limitations. It is reasonably possible that the unrecognized income tax benefits will provide a tax benefit of $1.0 million within the next twelve months.
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
•Loop LLC d/b/a AutoLoop ("AutoLoop") brought suit against CDK Global, LLC on April 9, 2018, in the U.S. District Court for the Northern District of Illinois, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, AutoLoop amended its complaint to sue on behalf of itself and a putative class of all other automotive software vendors in the United States that purchased data integration services from CDK Global, LLC or Reynolds. CDK Global, LLC moved to compel arbitration of AutoLoop's claims, or in the alternative, to dismiss those claims; that motion was denied on January 25, 2019. CDK Global, LLC filed an answer to AutoLoop’s complaint and asserted counterclaims against AutoLoop on February 15, 2019. AutoLoop filed an answer to CDK Global, LLC's counterclaims on March 8, 2019. The parties' cross-motions for summary judgment and Daubert motions were fully briefed as of September 28, 2020 and remain pending.
Settled MDL Lawsuits

•Authenticom, Inc. ("Authenticom") brought a suit against CDK Global, LLC and Reynolds. Authenticom's suit was originally filed on May 1, 2017, in the U.S. District Court for the Western District of Wisconsin. On October 20, 2020, CDK Global, LLC and Authenticom entered into a settlement agreement that resulted in a dismissal of all claims brought by Authenticom in the MDL, and CDK Global, LLC making a one-time cash payment to Authenticom.
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
•Cox Automotive, along with multiple subsidiaries ("Cox"), brought suit against CDK Global, LLC. Cox's suit was originally filed on December 11, 2017, in the U.S. District Court for the Western District of Wisconsin. On July 10, 2019, CDK Global, LLC and Cox entered into a settlement agreement that resulted in a dismissal of all claims brought by the affiliated parties in the MDL, and CDK Global, LLC making a one-time cash payment to Cox.
The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company's settlements with Authenticom, i3 Brands, MVSC, and Cox and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. As of September 30, 2021 and June 30, 2021, the litigation liability for the remaining unsettled cases was $34.0 million and $34.0 million, respectively. This estimated loss is based upon currently available information and represents the Company's best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) significant factual issues remain to be resolved; (iii) expert perspectives with respect to, among other things, alleged antitrust injury and damages is widely divergent and remains subject to dispositive motions; (iv) the absence of productive settlement discussions to date with the remaining plaintiffs; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company's estimate does not incorporate or reflect the potential value of the Company's counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
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
Other Commitments and Contingencies. In the normal course of business, the Company may enter into contracts in which the Company makes representations and warranties that relate to the performance of the Company's services and products. The Company does not expect any material losses related to such representations and warranties.
The Company has provided approximately $28.1 million of guarantees as of September 30, 2021 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.

The Company had a total of $1.8 million in letters of credit outstanding as of September 30, 2021 primarily in connection with insurance programs.
Note 12. Subsequent Events
On October 1, 2021, the Company acquired Salty Dot, Inc.("Salty"), a privately held automobile insurance technology solution provider. The Company acquired all of the outstanding equity of Salty for an initial cash purchase price of $153.0 million, subject to certain closing adjustments. The acquisition includes provisions for additional purchase price payments contingent on reaching certain performance metrics over a three-year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, may be forward-looking statements. Words such as "might," "will," "may," "could," "should," "estimates," "expects," "continues," "contemplates," "anticipates," "projects," "plans," "potential," "predicts," "intends," "believes," "forecasts," "future," "assumes," and variations of such words or similar expressions are intended to identify forward-looking statements. These statements are based on management's expectations and assumptions as of the date of this filing and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to: our expectations regarding the continuing impacts on our business of the COVID-19 pandemic; our success in obtaining, retaining, and selling additional services to customers; the pricing of our products and services; our success in integrating our Roadster, Salty and Square Root acquisitions and realizing the anticipated benefits of those combinations; overall market and economic conditions, including interest rate and foreign currency trends, and technology trends; adverse global economic conditions and credit markets and volatility in the countries in which we do business; auto sales and related industry changes; competitive conditions; changes in regulation (including new regulations that restrict the manner and extent to which we can control access to our DMS and other software applications and limit what, if anything, we may charge for integration with those applications); changes in technology, security breaches, interruptions, failures, and other errors involving our systems; availability of skilled technical employees/labor/personnel; the impact of new acquisitions and divestitures; employment and wage levels; availability of capital for the payment of debt service obligations or dividends or the repurchase of shares; any changes to our credit rating and the impact of such changes on our financing costs, rates, terms, debt service obligations, and access to capital market and working capital needs; the impact of our indebtedness, our access to cash and financing, and our ability to secure financing or financing at attractive rates; the onset of or developments in litigation involving contract, intellectual property, competition, stockholder, and other matters, and governmental investigations; and the ability of our significant stockholders and their affiliates to significantly influence our decisions, or cause us to incur significant costs.
There may be other factors that may cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in Part I, Item 1A of our Form 10-K, filed on August 18, 2021, under the heading "Risk Factors," which are incorporated herein by reference, for a description of certain risks that could, among other things, cause the Company's actual results to differ from any forward-looking statements contained herein. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect new information or future events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of our most recent Form 10-K. As used herein, "CDK Global," "CDK," the "Company," "we," "our," and similar terms include CDK Global, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

RESULTS OF OPERATIONS
Executive Overview. CDK enables end-to-end automotive commerce. For over 40 years, we have served automotive retailers and original equipment manufacturers ("OEMs") by providing innovative solutions that allow them to better connect, manage, analyze, and grow their businesses. Our solutions automate and integrate all parts of the buying process, including the acquisition, sale, financing, insuring, parts supply, repair, and maintenance of vehicles. We serve over 15,000 retail locations in North America.
Sale of the International and Digital Marketing Businesses. On March 1, 2021, we completed the sale of the CDK International business ("International Business") to Francisco Partners. On April 21, 2020, we completed our sale of the Digital Marketing Business to Sincro LLC. The International Business and Digital Marketing Business are presented as discontinued operations. For additional information refer to Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 1 Basis of Presentation and Note 4 Discontinued Operations.
Acquisitions. On February 1, 2021, we acquired Square Root, Inc., an Austin-based developer of data curation software for OEMs. On June 2, 2021, we acquired Roadster Inc., a Palo Alto, California-based digital sales platform that modernizes the way consumers buy vehicles and the process in which dealers sell them.
Impacts of COVID-19. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, caused a significant shift in automotive retail activity, and the operations of our dealer customers in particular. To support our customers, we offered financial and other assistance during the fourth quarter of fiscal 2020 and added product benefits to facilitate remote delivery and touchless transactions. We also took steps to monitor our cash flow and liquidity and to migrate many employees to their current work-from-home status.
As conditions continue to fluctuate around the world, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Activity in the automotive market improved during fiscal 2021, and we expect that improvement trend to continue during fiscal 2022, though substantial uncertainty remains. Our focus remains on promoting employee health and safety, serving our dealer customers and ensuring business continuity. Overall, we believe we are well positioned for further growth opportunities as the impact of the COVID-19 pandemic recedes in the markets we serve and we remain committed to our management philosophy, company goals and our business strategy. However, while our revenue and earnings are relatively predictable as a result of our subscription-based business model, the duration of the pandemic and the broader implications of the macro-economic recovery on our business remain uncertain.
Business Process Modernization Program. As of July 1, 2019, we initiated a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program includes a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We expect to incur expenses of approximately $5.0 million during fiscal 2022. It is possible that the program will extend beyond the initial three-year time horizon.
Sources of Revenues and Expenses
Revenue. We generally receive fee-based revenue by providing services to customers. We generate revenue from three categories: subscription, transaction and other.
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

Other: consulting and professional services, sales of hardware, on-site licenses and installation and other miscellaneous revenue. After the adoption of ASC 842 in fiscal 2020, Other revenue also includes leasing revenue from hardware provided to customers on a service basis, as hardware substitution rights are not considered substantive.
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

Results of Operations. The following is a discussion of the results of our consolidated operations for the three months ended September 30, 2021 and 2020.
The table below presents consolidated results of operations for the periods indicated and the change when comparing periods.

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Revenue	$440.0	$413.7	$26.3	6%
Cost of revenue	226.7	224.7	2.0	1%
Selling, general, and administrative expenses	97.6	88.6	9.0	10%
Litigation provision	—	12.0	(12.0)	(100)%
Total expenses	324.3	325.3	(1.0)	—%
Operating earnings	115.7	88.4	27.3	31%
Interest expense	(21.4)	(34.7)	13.3	(38)%
Gain on extinguishment of debt	2.1	—	2.1	—%
Loss from equity method investment	(1.2)	(3.4)	2.2	(65)%
Other income, net	3.1	24.7	(21.6)	(87)%
Earnings before income taxes	98.3	75.0	23.3	31%
Margin %	22.3%	18.1%
Provision for income taxes	(25.1)	(27.0)	1.9	(7)%
Effective tax rate	25.5%	36.0%
Net earnings from continuing operations	73.2	48.0	25.2	53%
Net earnings from discontinued operations	0.5	10.0	(9.5)	(95)%
Net earnings	73.7	58.0	15.7	27%
Less: net earnings attributable to noncontrolling interest	2.0	2.3	(0.3)	(13)%
Net earnings attributable to CDK	$71.7	$55.7	$16.0	29%
The table below presents the revenue disaggregation for the periods indicated and the change when comparing periods.

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Subscription	$345.1	$323.9	$21.2	7%
Transaction	42.8	43.9	(1.1)	(3)%
Other	52.1	45.9	6.2	14%
Total Revenue	$440.0	$413.7	$26.3	6%
Revenue. Revenue for the three months ended September 30, 2021 increased by $26.3 million as compared to the three months ended September 30, 2020.
•Subscription revenues increased due to the growth in DMS and applications, and $10.3 million from acquisitions, partially offset by the impact of ASC 842 which reallocates hardware-related lessor revenue from subscription revenue to other revenue. DMS customer site count increased from 14,770 sites as of September 30, 2020 to 15,146 sites as of September 30, 2021.
•Transaction revenues declined slightly from the prior year due primarily to lower vehicle registration revenue.
•Other revenues increased reflecting higher hardware sales and revenue timing under ASC 842.
Cost of Revenue. Cost of revenue for the three months ended September 30, 2021 increased by $2.0 million compared to the three months ended September 30, 2020. Cost of revenue remained relatively unchanged as higher costs related to leased hardware and travel and entertainment were offset by decreases in costs to support on-going transition of our sold businesses.

Cost of revenue includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $15.7 million and $20.3 million for the three months ended September 30, 2021 and 2020, respectively, representing 3.6% and 4.9% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 increased by $9.0 million compared to the three months ended September 30, 2020. Selling, general and administrative expenses increased primarily as a result of higher transaction and integration related costs associated with acquisitions and other strategic business opportunities as well as higher employee-related costs. These increases were partially offset by decreases in costs to support on-going transition of our sold businesses.
Litigation Provision. Litigation provision for the three months ended September 30, 2021 decreased by $12.0 million as compared to three months ended September 30, 2020 as a result of the reassessment of the litigation liability during the first quarter of fiscal 2021. Additional information on the litigation provision is contained in Item 8 of Part II, "Financial Statements and Supplementary Data", Note 11 Commitments and Contingencies.
Interest Expense. Interest expense for the three months ended September 30, 2021 decreased by $13.3 million as compared to the three months ended September 30, 2020 largely due to lower average debt levels in the first quarter of fiscal 2022, which was primarily attributable to the repayment of the three-year and five-year term loan facilities and the 5.875% unsecured senior notes with a $500 million aggregate principal amount due in 2026 in the third and fourth quarter of fiscal 2021, respectively.
Gain on Extinguishment of Debt. In the first quarter of fiscal 2022, we recognized a gain on extinguishment of debt as a result of the forgiveness of a Paycheck Protection Program loan. The loan was assumed as part of the acquisition of Roadster Inc.
Loss from Equity Method Investment. Loss from equity method investment for three months ended September 30, 2021 decreased by $2.2 million as compared to the three months ended September 30, 2020 due to improved financial performance of one of our equity investments.
Other Income, net. Other income, net for the three months ended September 30, 2021 decreased by $21.6 million as compared to the three months ended September 30, 2020 due largely to the decline in income associated with on-going transition support of our sold businesses.
Provision for Income Taxes. Income tax expense was $25.1 million and $27.0 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate, expressed by calculating the provision for income taxes as a percentage of earnings before income taxes, was 25.5% and 36.0% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes and tax expense from officers' compensation limitation, partially offset by a $2.0 million benefit due to the expiration of the statute of limitations related to certain transfer pricing exposures. The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes, tax expense from officers' compensation limitation, $4.1 million of tax expense from a prior year true-up of income taxes payable, and $1.7 million of tax expense related to valuation allowances on foreign net operating losses and U.S. foreign tax credits.
Net Earnings from Discontinued Operations. Net earnings from discontinued operations reflect the results of the International Business and Digital Marketing Business. Net earnings from discontinued operations declined as a result of the completion of the sale of the International Business in the third quarter of fiscal year 2021. Refer to Note 4 Discontinued Operations for additional information.
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended September 30, 2021 increased $16.0 million as compared to the three months ended September 30, 2020. The increase in net earnings attributable to CDK was primarily due to the factors previously discussed.
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
Consolidated Non-GAAP Results. The tables below present the reconciliation of the most directly comparable GAAP measures to adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to CDK, adjusted diluted earnings attributable to CDK per share, and adjusted EBITDA.

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Revenue (1)	$440.0	$413.7	$26.3	6%

Earnings before income taxes (1)	$98.3	$75.0	$23.3	31%
Margin %	22.3%	18.1%
Stock-based compensation expense (1) (2)	11.3	12.3	(1.0)
Amortization of acquired intangible assets (1) (3)	6.2	4.0	2.2
Transaction and integration-related costs (1) (4)	8.7	—	8.7
Legal and other expenses related to regulatory and competition matters (5)	0.4	14.0	(13.6)
Business process modernization program (6)	1.9	2.9	(1.0)
Officer transition expense (7)	—	1.1	(1.1)
Net adjustments related to loss from equity method investment (8)	1.5	3.0	(1.5)
Gain on extinguishment of debt (9)	(2.1)	—	(2.1)
Adjusted earnings before income taxes (1)	$126.2	$112.3	$13.9	12%
Adjusted margin %	28.7%	27.1%

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Provision for income taxes (1)	$25.1	$27.0	$(1.9)	(7)%
Effective tax rate	25.5%	36.0%
Income tax effect of pre-tax adjustments (10)	5.6	6.2	(0.6)
Change in deferred tax valuation allowance (11)	(0.5)	—	(0.5)
Adjusted provision for income taxes (1)	$30.2	$33.2	$(3.0)	(9)%
Adjusted effective tax rate	23.9%	29.6%

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Net earnings	$73.7	$58.0	$15.7	27%
Less: net earnings attributable to noncontrolling interest	2.0	2.3
Net earnings attributable to CDK	$71.7	$55.7	$16.0	29%
Net earnings from discontinued operations (12)	(0.5)	(10.0)	9.5
Stock-based compensation expense (1) (2)	11.3	12.3	(1.0)
Amortization of acquired intangible assets (1) (3) (13)	6.1	3.9	2.2
Transaction and integration-related costs (1) (4)	8.7	—	8.7
Legal and other expenses related to regulatory and competition matters (5)	0.4	14.0	(13.6)
Business process modernization program (6)	1.9	2.9	(1.0)
Officer transition expense (7)	—	1.1	(1.1)
Net adjustments related to loss from equity method investment (8)	1.5	3.0	(1.5)
Gain on extinguishment of debt (9)	(2.1)	—	(2.1)
Income tax effect of pre-tax adjustments (10)	(5.6)	(6.2)	0.6
Change in deferred tax valuation allowance (11)	0.5	—	0.5
Adjusted net earnings attributable to CDK (1)	$93.9	$76.7	$17.2	22%

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Diluted earnings attributable to CDK per share	$0.59	$0.46	$0.13	28%
Net earnings from discontinued operations (12)	—	(0.08)	0.08
Stock-based compensation expense (1) (2)	0.09	0.10	(0.01)
Amortization of acquired intangible assets (1) (3) (13)	0.05	0.03	0.02
Transaction and integration-related costs (1) (4)	0.07	—	0.07
Legal and other expenses related to regulatory and competition matters (5)	—	0.12	(0.12)
Business process modernization program (6)	0.02	0.02	—
Officer transition expense (7)	—	0.01	(0.01)
Net adjustments related to loss from equity method investment (8)	0.01	0.02	(0.01)
Gain on extinguishment of debt (9)	(0.02)	—	(0.02)
Income tax effect of pre-tax adjustments (10)	(0.04)	(0.05)	0.01
Adjusted diluted earnings attributable to CDK per share (1)	$0.77	$0.63	$0.14	22%

Weighted average common shares outstanding:
Diluted	122.1	122.3

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Net earnings attributable to CDK	$71.7	$55.7	$16.0	29%
Margin %	16.3%	13.5%
Net earnings attributable to noncontrolling interest (14)	2.0	2.3	(0.3)
Net earnings from discontinued operations (12)	(0.5)	(10.0)	9.5
Provision for income taxes (1) (15)	25.1	27.0	(1.9)
Interest expense (16)	21.4	34.7	(13.3)
Depreciation and amortization (1) (17)	27.6	23.1	4.5
Stock-based compensation expense (1) (2)	11.3	12.3	(1.0)
Transaction and integration-related costs (1) (4)	8.7	—	8.7
Legal and other expenses related to regulatory and competition matters (5)	0.4	14.0	(13.6)
Business process modernization program (6)	1.9	2.9	(1.0)
Officer transition expense (7)	—	1.1	(1.1)
Net adjustments related to loss from equity method investment (8)	2.8	4.4	(1.6)
Gain on extinguishment of debt (9)	(2.1)	—	(2.1)
Adjusted EBITDA	$170.3	$167.5	$2.8	2%
Adjusted margin %	38.7%	40.5%
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
(4) Transaction and integration-related costs include: (i) legal, accounting, outside service fees, and other costs incurred in connection with assessment and integration of acquisitions and other strategic business opportunities; and (ii) post-close adjustments to acquisition-related contingent consideration, included in selling, general and administrative expenses.
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
(8) Net adjustments related to loss from equity method investment includes certain portions of earnings attributable to an equity interest owned by CDK.
(9) Gain on extinguishment of debt in connection with the forgiveness of Roadster's indebtedness related to the Paycheck Protection Program instituted under the United States' Coronavirus Aid, Relief and Economic Security Act of 2020.
(10) Income tax effect of pre-tax adjustments calculated at applicable statutory rates net of applicable permanent differences.
(11) In fiscal 2022, a valuation allowance on a deferred tax asset for the tax basis difference of an equity method investment that is not expected to be realized.
(12) Net earnings from discontinued operations associated with our sale of the International Business that closed on March 1, 2021, and the divestiture of the Digital Marketing Business that closed on April 21, 2020.
(13) The portion of expense related to noncontrolling interest has been removed from amortization of acquired intangible assets for the three months ended September 30, 2021 and 2020.
(14) Net earnings attributable to noncontrolling interest included in the financial statements.

(15) Provision for income taxes included in the financial statements.
(16) Interest expense included in the financial statements.
(17) Depreciation and amortization included in the financial statements.
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended September 30, 2021 increased by $13.9 million as compared to the three months ended September 30, 2020. Adjusted margin increased from 27.1% to 28.7%. Adjusted earnings before income taxes was favorably impacted by revenue growth as well as lower interest expenses, partially offset by higher employee-related costs and travel and entertainment expenses.
Adjusted Provision for Income Taxes. Adjusted income tax expense was $30.2 million and $33.2 million for the three months ended September 30, 2021 and 2020, respectively. The adjusted effective tax rate, expressed by calculating the provision for income taxes as a percentage of adjusted earnings before income taxes, was 23.9% and 29.6% for the three months ended September 30, 2021 and 2020, respectively. The adjusted effective tax rate for the three months ended September 30, 2021 differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes partially offset by a $2.0 million benefit due to the expiration of the statute of limitations related to certain transfer pricing exposures. The adjusted effective tax rate for the three months ended September 30, 2020 differed from the U. S. federal statutory rate of 21.0% primarily due to state and local income taxes, $4.1 million of tax expense from prior year true-up of income taxes payable, and $1.7 million of tax expense related to valuation allowances on foreign net operating losses and U.S. foreign tax credits.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended September 30, 2021 increased by $17.2 million as compared to the three months ended September 30, 2020. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2021 increased by $2.8 million compared to the three months ended September 30, 2020. Adjusted margin decreased from 40.5% to 38.7%. Adjusted EBITDA was favorably impacted by revenue growth, partially offset by higher employee-related costs and travel and entertainment expenses.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Refer to Impacts of COVID-19 in the Results of Operations section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about liquidity and capital resources.
Capital Structure Overview
Our principal source of liquidity is derived from cash generated through operations. At present, and in future periods, we expect cash generated by our operations, together with cash and cash equivalents and borrowings from the capital markets, including our five-year senior unsecured revolving credit facility ("revolving credit facility"), to be sufficient to cover our cash needs for working capital, capital expenditures, strategic acquisitions, and anticipated quarterly dividends and stock repurchases.
As of September 30, 2021, cash and cash equivalents were $80.8 million, total CDK stockholders' equity was $447.4 million, and total debt was $1,590.9 million, which is net of unamortized financing costs of $16.5 million. Working capital as of September 30, 2021 was $146.4 million, as compared to $201.1 million as of June 30, 2021. Working capital as presented herein excludes current maturities of long-term debt and finance lease liabilities.
Our borrowings consist of 5.000% senior notes with a $500.0 million aggregate principal amount due in 2024, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.250% senior notes with a $500.0 million aggregate principal amount due in 2029. Additionally, we have a $750.0 million revolving credit facility, of which none was drawn as of September 30, 2021.
The revolving credit facility contains various covenants and restrictive provisions that limit our subsidiaries' ability to incur additional indebtedness, our ability to consolidate or merge with other entities, and our subsidiaries' ability to incur liens, enter into sale and leaseback transactions, and enter into agreements restricting the ability of our subsidiaries to pay dividends. If we fail to perform the obligations under these and other covenants, the revolving credit facility could be terminated and any outstanding borrowings, together with accrued interest, could be declared immediately due and payable. In addition to customary events of default on the revolving credit facility, an event of default may also be triggered by the acceleration of the maturity of any other indebtedness we may have in an aggregate principal amount in excess of $75.0 million.
The financial covenants provide that (i) the ratio of our total consolidated indebtedness to consolidated EBITDA (the "Leverage Ratio") may not exceed 3.75 to 1.00. Upon the occurrence of certain acquisitions for each of the four consecutive fiscal quarters immediately following such certain acquisitions (including the fiscal quarter in which such certain acquisition was consummated), the ratio set forth above will be increased to 4.25 to 1.00, and (ii) the ratio of our consolidated EBITDA to consolidated interest expense may not be less than 3.00 to 1.00. The related debt financing costs were not material to the consolidated financial statements.
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
Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of our return of capital plan, whereby we have repurchased approximately $1.6 billion of common stock through September 30, 2021. Under the authorization, and subject to the restrictions of our credit agreements, as amended, we may continue to purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, the availability and cost of additional indebtedness, and other potential uses for free cash flow including, but not limited to, potential acquisitions. In the third quarter of fiscal 2021, we announced that we expect to repurchase $200 million to $250 million of our common stock over a period of 12 to 18 months. We made stock repurchases of $88.3 million during the three months ended September 30, 2021 as part of this program.
Dividends to Common Stockholders. The Board of Directors most recently declared a quarterly cash dividend of $0.15 per share payable on September 30, 2021 to shareholders of record at the close of business on September 1, 2021. We paid dividends of $18.1 million and $18.2 million during the three months ended September 30, 2021 and 2020, respectively.
Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020, are summarized as follows:

	Three Months Ended
	September 30,
	2021	2020	$ Change
Cash provided by (used in):
Operating activities, continuing operations	$71.0	$89.8	$(18.8)
Operating activities, discontinued operations	0.5	9.9	(9.4)
Investing activities, continuing operations	(31.5)	(20.4)	(11.1)
Investing activities, discontinued operations	—	(1.6)	1.6
Financing activities, continuing operations	(117.7)	(23.1)	(94.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified in current assets held for sale	(0.5)	8.6	(9.1)
Net change in cash, cash equivalents and restricted cash, including cash classified in current assets held for sale	$(78.2)	$63.2	$(141.4)
Net cash flows provided by operating activities from continuing operations decreased by $18.8 million primarily due to the cash payments made for employee bonus compensation, timing of payments made to our vendors and tax authorities, and cash received from our customers in the normal course of business. The decrease was partially offset by higher net earnings adjusted for non-cash charges.
Net cash flows provided by operating activities from discontinued operations decreased by $9.4 million due to the sale of the International Business during the third quarter of fiscal 2021.

Net cash flows used in investing activities from continuing operations increased by $11.1 million due to an increase in capitalized software, a payment related to the acquisition of Roadster, partially offset by a decrease in capital expenditures.
Net cash flows used in financing activities increased by $94.6 million primarily due to our stock repurchase plan which was reinstituted in the fourth quarter of fiscal 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2022. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported in the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting. During the three months ended September 30, 2021, there were no significant changes to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 11 Commitments and Contingencies, of the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the SEC on August 18, 2021. You should be aware that these risk factors and other information may not describe every risk facing our Company. There have been no material changes to the risk factors we have disclosed in the "Risk Factors" section of our Form 10-K filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of common stock repurchases made during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
July 1 - 31, 2021	473,704	$49.06	471,080	$467,086,234
August 1 - 31, 2021	349,827	$45.85	280,983	$453,880,788
September 1 - 30, 2021	1,321,735	$42.94	1,209,884	$401,856,874
Total	2,145,266		1,961,947
(1) Pursuant to the our 2014 Omnibus Award Plan, shares of our common stock may be withheld upon exercise of stock options or vesting of restricted stock to satisfy tax withholdings. Shares withheld for such purposes have been included in the total number of shares purchased.
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

CDK GLOBAL, INC.

Date:	November 2, 2021	/s/ Eric J. Guerin
Eric J. Guerin
Executive Vice President, Chief Financial Officer (principal financial officer)

Date:	November 2, 2021	/s/ Neil Fairfield
Neil Fairfield
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)