Form 10-Q
period 2022-03-31
CDK Global, Inc.
filed 2022-05-05
CIK 1609702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of April 29, 2022 was 116,699,802.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CDK Global, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	$459.7	$433.1	$1,336.4	$1,253.1

Expenses:
Cost of revenue	241.2	221.3	697.8	653.7
Selling, general and administrative expenses	98.6	90.2	295.3	263.8
Litigation provision	—	—	—	12.0
Total expenses	339.8	311.5	993.1	929.5
Operating earnings	119.9	121.6	343.3	323.6

Interest expense	(22.3)	(32.2)	(66.0)	(101.2)
Gain (loss) on extinguishment of debt	—	(2.2)	2.1	(2.2)
Loss from equity method investment	(3.0)	(19.6)	(5.6)	(24.8)
Other income, net	1.4	3.6	8.4	32.3

Earnings before income taxes	96.0	71.2	282.2	227.7

Provision for income taxes	(25.9)	(24.1)	(75.1)	(73.8)

Net earnings from continuing operations	70.1	47.1	207.1	153.9
Net (loss) earnings from discontinued operations	(2.4)	815.8	(0.3)	837.1
Net earnings	67.7	862.9	206.8	991.0
Less: net earnings attributable to noncontrolling interest	1.6	2.0	5.3	6.1
Net earnings attributable to CDK	$66.1	$860.9	$201.5	$984.9

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.58	$0.37	$1.70	$1.21
Discontinued operations	(0.02)	6.69	—	6.87
Total net earnings attributable to CDK per share - basic	$0.56	$7.06	$1.70	$8.08

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.58	$0.36	$1.68	$1.21
Discontinued operations	(0.02)	6.64	—	6.83
Total net earnings attributable to CDK per share - diluted	$0.56	$7.00	$1.68	$8.04

Weighted average common shares outstanding:
Basic	117.1	122.0	118.8	121.9
Diluted	118.1	122.9	119.7	122.5

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net earnings	$67.7	$862.9	$206.8	$991.0
Total other comprehensive income (loss):
Currency translation adjustments	0.5	37.6	(1.5)	98.0
Unrealized gain on available-for-sale security	—	—	0.2	—
Total other comprehensive income (loss)	0.5	37.6	(1.3)	98.0
Comprehensive income	68.2	900.5	205.5	1,089.0
Less: comprehensive income attributable to noncontrolling interest	1.6	2.0	5.3	6.1
Comprehensive income attributable to CDK	$66.6	$898.5	$200.2	$1,082.9

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Balance Sheets
(In millions, except par values)
(Unaudited)

	March 31,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$120.3	$157.0
Accounts receivable, net	241.6	236.4
Other current assets	145.6	168.9
Total current assets	507.5	562.3
Property, plant and equipment, net of accumulated depreciation of $244.6 and $236.4, respectively	73.4	71.8
Other assets	479.8	448.7
Goodwill	1,438.2	1,297.1
Intangible assets, net	383.7	332.7
Total assets	$2,882.6	$2,712.6

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$10.2	$7.1
Accounts payable	25.9	29.0
Accrued expenses and other current liabilities	226.8	188.1
Litigation liability	34.0	34.0
Accrued payroll and payroll-related expenses	79.5	81.5
Deferred revenue	28.2	28.6
Total current liabilities	404.6	368.3
Long-term liabilities:
Debt and finance lease liabilities	1,777.6	1,586.5
Deferred income taxes	117.2	111.4
Deferred revenue	37.0	40.4
Other liabilities	99.4	111.1
Total liabilities	2,435.8	2,217.7

Stockholders' Equity:
Preferred stock, $0.01 par value: 50.0 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 160.3 and 160.3 shares issued, respectively; 116.7 and 121.5 shares outstanding, respectively	1.6	1.6
Additional paid-in capital	733.3	715.1
Retained earnings	2,144.4	1,997.4
Treasury stock, at cost: 43.6 and 38.8 shares, respectively	(2,517.9)	(2,306.0)
Accumulated other comprehensive income	71.4	72.7
Total CDK stockholders' equity	432.8	480.8
Noncontrolling interest	14.0	14.1
Total stockholders' equity	446.8	494.9
Total liabilities and stockholders' equity	$2,882.6	$2,712.6
See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net earnings	$206.8	$991.0
Less: net (loss) earnings from discontinued operations	(0.3)	837.1
Net earnings from continuing operations	207.1	153.9
Adjustments to reconcile net earnings from continuing operations to cash flows provided by operating activities, continuing operations:
Depreciation and amortization	91.7	71.1
(Gain) loss on extinguishment of debt	(2.1)	2.2
Loss from equity method investment	5.6	24.8
Deferred income taxes	1.3	0.7
Stock-based compensation expense	45.6	31.7
Other	5.5	7.0
Changes in assets and liabilities, net of effect from acquisitions of businesses:
Accounts receivable	(3.3)	(5.1)
Other assets	(7.4)	(43.8)
Accounts payable	(10.6)	(4.8)
Accrued expenses and other liabilities	(8.9)	16.2
Net cash flows provided by operating activities, continuing operations	324.5	253.9
Net cash flows provided by (used in) operating activities, discontinued operations	(2.1)	6.9
Net cash flows provided by operating activities	322.4	260.8

Cash Flows from Investing Activities
Capital expenditures	(10.8)	(15.2)
Capitalized software	(83.7)	(51.0)
Acquisitions of businesses, net of cash acquired	(154.2)	(18.1)
Net cash flows used in investing activities, continuing operations	(248.7)	(84.3)
Net cash flows provided by investing activities, discontinued operations	1.9	1,380.9
Net cash flows provided by (used in) investing activities	(246.8)	1,296.6

Cash Flows from Financing Activities
Net proceeds (repayments) from revolving credit facilities	190.0	(15.0)
Repayments of long-term debt and lease liabilities	(5.7)	(578.0)
Dividends paid to stockholders	(53.3)	(54.8)
Repurchases of common stock	(229.1)	—
Proceeds from exercises of stock options	—	2.1
Withholding tax payments for stock-based compensation awards	(8.9)	(4.5)
Dividend payments to noncontrolling owners	(5.4)	(6.2)
Net cash flows used in financing activities, continuing operations	(112.4)	(656.4)
Net cash flows used in financing activities, discontinued operations	—	—
Net cash flows used in financing activities	(112.4)	(656.4)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash, including cash classified as current assets held for sale	(0.7)	21.1

Net change in cash, cash equivalents, and restricted cash, including cash classified as current assets held for sale	(37.5)	922.1
Net change in cash classified in current assets held for sale	—	134.9
Net change in cash, cash equivalents, and restricted cash	(37.5)	1,057.0

Cash, cash equivalents, and restricted cash, beginning of period	177.2	97.3
Cash, cash equivalents, and restricted cash, end of period	$139.7	$1,154.3

	Nine Months Ended
	March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$120.3	$1,131.8
Restricted cash in funds held for clients included in other current assets	19.4	22.5
Total cash, cash equivalents, and restricted cash	$139.7	$1,154.3

Supplemental Disclosures
Cash paid for:
Income taxes and foreign withholding taxes, net of refunds, continuing operations	$52.9	$62.7
Interest	56.1	81.7

Non-cash investing and financing activities, continuing operations:
Capitalized property and equipment obtained under lease	11.3	12.7
Lease liabilities incurred	(11.3)	(12.7)
Capital expenditures and capitalized software, accrued not paid	7.3	0.3

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
	Shares Issued	Amount
Balance as of December 31, 2021	160.3	$1.6	$719.8	$2,096.1	$(2,486.0)	$70.9	$402.4	$14.0	$416.4
Net earnings	—	—	—	66.1	—	—	66.1	1.6	67.7
Foreign currency translation adjustments	—	—	—	—	—	0.5	0.5	—	0.5
Stock-based compensation expense and related dividend equivalents	—	—	15.9	(0.3)	—	—	15.6	—	15.6
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(2.4)	—	1.6	—	(0.8)	—	(0.8)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(17.5)	—	—	(17.5)	—	(17.5)
Repurchases of common stock	—	—	—	—	(33.5)	—	(33.5)	—	(33.5)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(1.6)	(1.6)
Balance as of March 31, 2022	160.3	$1.6	$733.3	$2,144.4	$(2,517.9)	$71.4	$432.8	$14.0	$446.8

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
	Shares Issued	Amount
Balance as of December 31, 2020	160.3	$1.6	$696.3	$1,124.4	$(2,295.3)	$34.5	$(438.5)	$13.3	$(425.2)
Net earnings	—	—	—	860.9	—	—	860.9	2.0	862.9
Foreign currency translation adjustments	—	—	—	—	—	37.6	37.6	—	37.6
Stock-based compensation expense and related dividend equivalents	—	—	9.3	(0.4)	—	—	8.9	—	8.9
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(0.6)	—	0.4	—	(0.2)	—	(0.2)
Dividends paid to stockholders ($0.15 per share)	—	—	—	(18.3)	—	—	(18.3)	—	(18.3)
Balance as of March 31, 2021	160.3	$1.6	$705.0	$1,966.6	$(2,294.9)	$72.1	$450.4	$15.3	$465.7

See notes to the consolidated financial statements.

CDK Global, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)
(Unaudited)

Nine Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
	Shares Issued	Amount
Balance as of June 30, 2021	160.3	$1.6	$715.1	$1,997.4	$(2,306.0)	$72.7	$480.8	$14.1	$494.9
Net earnings	—	—	—	201.5	—	—	201.5	5.3	206.8
Foreign currency translation adjustments	—	—	—	—	—	(1.5)	(1.5)	—	(1.5)
Unrealized gain on available-for-sale security	—	—	—	—	—	0.2	0.2	—	0.2
Stock-based compensation expense and related dividend equivalents	—	—	44.3	(1.2)	—	—	43.1	—	43.1
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(26.1)	—	17.2	—	(8.9)	—	(8.9)
Dividends paid to stockholders ($0.45 per share)	—	—	—	(53.3)	—	—	(53.3)	—	(53.3)
Repurchases of common stock	—	—	—	—	(229.1)	—	(229.1)	—	(229.1)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(5.4)	(5.4)
Balance as of March 31, 2022	160.3	$1.6	$733.3	$2,144.4	$(2,517.9)	$71.4	$432.8	$14.0	$446.8

Nine Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total CDK Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
	Shares Issued	Amount
Balance as of June 30, 2020	160.3	$1.6	$687.9	$1,045.5	$(2,305.2)	$(25.9)	$(596.1)	$15.4	$(580.7)
Cumulative impact of ASC 326 - current expected credit losses, net of tax	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Net earnings	—	—	—	984.9	—	—	984.9	6.1	991.0
Foreign currency translation adjustments	—	—	—	—	—	98.0	98.0	—	98.0
Stock-based compensation expense and related dividend equivalents	—	—	29.8	(0.8)	—	—	29.0	—	29.0
Common stock issued for the exercise and vesting of stock-based compensation awards, net	—	—	(12.7)	—	10.3	—	(2.4)	—	(2.4)
Dividends paid to stockholders ($0.45 per share)	—	—	—	(54.8)	—	—	(54.8)	—	(54.8)
Dividend payments to noncontrolling owners	—	—	—	—	—	—	—	(6.2)	(6.2)
Balance as of March 31, 2021	160.3	$1.6	$705.0	$1,966.6	$(2,294.9)	$72.1	$450.4	$15.3	$465.7

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
Funds Receivable and Funds Held for Clients and Client Fund Obligations. Funds receivable and funds held for clients represent amounts received or expected to be received from clients in advance of performing titling and registration services on behalf of those clients. These amounts are classified in other current assets on the Consolidated Balance Sheets. The total amount due to remit for titling and registration obligations with the department of motor vehicles is recorded to client fund obligations which is classified as accrued expenses and other current liabilities on the Consolidated Balance Sheets. Funds receivable was $42.0 million and $42.7 million, and funds held for clients was $19.4 million and $20.2 million as of March 31, 2022 and June 30, 2021, respectively. Client fund obligations were $61.4 million and $62.9 million as of March 31, 2022 and June 30, 2021, respectively.
Internal Use Software and Computer Software to be Sold, Leased, or Otherwise Marketed. The Company incurred expenses to research, develop, and deploy new and enhanced solutions of $23.6 million and $19.4 million for the three months ended March 31, 2022 and 2021, respectively, and $59.7 million and $55.7 million for the nine months ended March 31, 2022 and 2021, respectively. These expenses were classified in cost of revenue on the Consolidated Statements of Operations. Additionally, the Company had cash flows used for qualifying capitalized software development cost of $83.7 million and $51.0 million for the nine months ended March 31, 2022 and 2021, respectively.
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
Investments. The carrying amount of equity investments, included in other assets on the Consolidated Balance Sheets include $21.0 million and $20.0 million as of March 31, 2022 and June 30, 2021, respectively, related to equity investments that are accounted for under the cost method as they do not have a readily determinable fair value. The remaining investments, which are accounted for under the equity method, totaled $25.3 million and $30.4 million as of March 31, 2022 and June 30, 2021, respectively.

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
Note 4. Discontinued Operations
International Business. On March 1, 2021, the Company completed its sale of the CDK International business ("International Business") to Francisco Partners. The Company provided limited services to Francisco Partners to assist in the integration of the International Business through February 2022. The financial results are presented in net earnings from discontinued operations in the Consolidated Statements of Operations for all periods presented.
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
The following table summarizes the comparative financial results of discontinued operations which are presented in net earnings from discontinued operations in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue	$—	$62.9	$—	$223.5
Cost of revenue	—	25.4	—	100.8
Selling, general and administrative expenses	0.2	37.3	0.9	83.6
Restructuring expenses	—	—	—	11.2
Operating earnings (loss)	(0.2)	0.2	(0.9)	27.9
Interest expense	—	—	—	(0.1)
Other income, net	—	2.2	—	2.5
Earnings (loss) before income taxes	(0.2)	2.4	(0.9)	30.3
Gain on sale of the International Business	—	965.6	1.9	965.6
Provision for income taxes	(2.2)	(157.2)	(1.3)	(164.6)
Net earnings (loss) from discontinued operations - International Business	$(2.4)	$810.8	$(0.3)	$831.3

Net earnings from discontinued operations - Digital Marketing Business	$—	$5.0	$—	$5.8

Net earnings (loss) from discontinued operations	$(2.4)	$815.8	$(0.3)	$837.1

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
Note 6. Revenue
Contract Balances
Accounts Receivable
A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. The Company receives payments from customers based upon contractual billing schedules. Payment terms can vary by contract, but the period between invoicing and when payments are due is not significant. The timing of revenue recognition may differ from the timing of invoicing to customers. Included in accounts receivable on the Consolidated Balance Sheets are unbilled receivable balances which have not yet been invoiced. As of March 31, 2022, the balance of accounts receivable, net of allowances for doubtful accounts, was $241.6 million, inclusive of unbilled receivables of $1.5 million. As of June 30, 2021, the balance of accounts receivable, net of allowances for doubtful accounts, was $236.4 million, inclusive of unbilled receivables of $1.8 million.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets are typically related to subscription contracts where the transaction price allocated to the satisfied performance obligation exceeds the value of billings to-date. Contract assets are reported in a net position on a contract-by-contract basis and are included in other current assets for the current portion and other assets for the long-term portion on the Consolidated Balance Sheets. The Company regularly reviews contract asset balances for impairment, considering factors such as historical experience, credit-worthiness, age of the balance, and other economic or business factors. Refer to Note 8 – Allowance for Credit Losses for more information about credit losses. Contract asset impairments were not significant in the nine months ended March 31, 2022 and 2021. Contract assets were $60.0 million and $64.3 million as of March 31, 2022 and June 30, 2021, respectively.
Deferred Revenue
The Company's deferred revenue primarily consists of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services. Deferred revenue is reported in a net position on a contract-by-contract basis at the end of each reporting period. As of March 31, 2022 and June 30, 2021, the deferred revenue balance was $65.2 million and $69.0 million, respectively. For the nine months ended March 31, 2022 and 2021, the Company recognized revenue of $61.8 million and $75.0 million, respectively, related to its deferred revenue.
Remaining Performance Obligations. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following information represents the total transaction price for the remaining performance obligations as of March 31, 2022 related to non-cancelable contracts, including contracts less than one year in duration, that is expected to be recognized over future periods. In each case the fiscal period represents the year ended June 30.
As of March 31, 2022, the Company had $2.6 billion of remaining performance obligations which represent contracted revenue that has not yet been recognized. The Company expects to recognize approximately $310.0 million of the remaining performance obligations as revenue during the remainder of the fiscal year ending June 30, 2022 ("fiscal 2022"), $880.0 million for fiscal 2023, $650.0 million for fiscal 2024, $410.0 million for fiscal 2025, $250.0 million for fiscal 2026, and $70.0 million thereafter. The remaining performance obligations exclude future transaction revenue where revenue is recognized as the services are rendered and in the amount to which the Company has the right to invoice.
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
As of March 31, 2022 and June 30, 2021, the Company capitalized contract acquisition and fulfillment costs of $217.7 million and $195.7 million, respectively. The Company expects that incremental commission fees incurred as a result of obtaining contracts and fulfillment costs are recoverable. During the nine months ended March 31, 2022 and 2020, the Company recognized cost amortization of $59.8 million and $54.9 million, respectively, and there were no significant impairment losses.
Revenue Disaggregation. The following table presents revenue by category for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Subscription	$356.6	$332.1	$1,051.0	$984.3
Transaction	40.8	43.3	121.9	126.3
Other	62.3	57.7	163.5	142.5
Total Revenue	$459.7	$433.1	$1,336.4	$1,253.1
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
The following table summarizes the components of earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net earnings from continuing operations attributable to CDK	$68.5	$45.1	$201.8	$147.8
Net (loss) earnings from discontinued operations	(2.4)	815.8	(0.3)	837.1
Net earnings attributable to CDK	$66.1	$860.9	$201.5	$984.9

Weighted average shares outstanding:
Basic	117.1	122.0	118.8	121.9
Effect of dilutive securities (1)	1.0	0.9	0.9	0.6
Diluted	118.1	122.9	119.7	122.5

Net earnings (loss) attributable to CDK per share - basic:
Continuing operations	$0.58	$0.37	$1.70	$1.21
Discontinued operations	(0.02)	6.69	—	6.87
Total net earnings attributable to CDK per share - basic	$0.56	$7.06	$1.70	$8.08

Net earnings (loss) attributable to CDK per share - diluted:
Continuing operations	$0.58	$0.36	$1.68	$1.21
Discontinued operations	(0.02)	6.64	—	6.83
Total net earnings attributable to CDK per share - diluted	$0.56	$7.00	$1.68	$8.04
(1) The dilutive effect of outstanding stock options, restricted stock units, restricted stock, and performance share units is reflected in the diluted weighted average shares outstanding using the treasury stock method.
The weighted average number of shares outstanding used in the calculation of diluted earnings per share does not include the effect of anti-dilutive securities. The potential common shares excluded were 1.5 million and 0.7 million for the three months ended March 31, 2022 and 2021, respectively, and 1.4 million and 1.0 million for the nine months ended March 31, 2022 and 2021, respectively.
Note 8. Allowance for Credit Losses
Credit loss expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The following tables provide a rollforward of the allowance for credit losses that is deducted from the amortized cost basis to present the net amount expected to be collected as of March 31, 2022 and 2021.

	Accounts receivable, net	Other current assets	Other assets	Total
Balance as of June 30, 2021	$6.3	$0.7	$9.2	$16.2
Provision (release of provision) for expected credit losses	0.9	(0.1)	1.5	2.3
Write-offs	(4.6)	—	—	(4.6)
Other	0.8	—	—	0.8
Balance as of March 31, 2022	$3.4	$0.6	$10.7	$14.7

	Accounts receivable, net	Other current assets	Other assets	Total
Balance as of June 30, 2020	$10.6	$—	$—	$10.6
Cumulative-effect adjustment upon adoption	0.7	0.5	8.2	9.4
Provision (release of provision) for expected credit losses	(2.6)	0.6	1.2	(0.8)
Write-offs	(1.8)	—	—	(1.8)
Other	0.2	—	—	0.2
Balance as of March 31, 2021	$7.1	$1.1	$9.4	$17.6
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
The following summarizes components of net lease income reported in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue (1)	$14.8	$12.4	$48.5	$30.7
Cost of revenue	(9.2)	(10.5)	(29.0)	(28.2)
Interest income	1.1	0.6	2.5	1.6
Total lease income	$6.7	$2.5	$22.0	$4.1
(1) Revenue from lease components are included in the Other category in the revenue disaggregation table in Note 6 - Revenue.

Note 10. Debt
Long-term debt and finance lease liabilities consisted of:

		March 31, 2022		June 30, 2021
	Maturity Date	Interest Rate	Amount	Interest Rate	Amount
Credit Facilities
Revolving credit facility	May 2026	1.957%	$190.0		$—
Total credit facilities			$190.0		$—

Unsecured Senior Notes
Senior notes, due 2024	October 2024	5.000%	500.0	5.000%	500.0
Senior notes, due 2027	May 2027	4.875%	600.0	4.875%	600.0
Senior notes, due 2029	May 2029	5.250%	500.0	5.250%	500.0
Total unsecured senior notes			1,600.0		1,600.0

Finance lease liabilities			12.8		8.7
Other			—		2.2
Unamortized debt financing costs			(15.0)		(17.3)
Total debt and finance lease liabilities			$1,787.8		$1,593.6
Less: current maturities of long-term debt and finance lease liabilities			10.2		7.1
Total long-term debt and finance lease liabilities			$1,777.6		$1,586.5
Credit Facility. The Company has a five-year senior unsecured revolving credit facility (the "revolving credit facility"). The revolving credit facility provides up to $750.0 million of borrowing capacity and includes a sub-limit of up to $100.0 million for loans in euro, pound sterling, and, if approved by the revolving lenders, other currencies. The average outstanding balances of the revolving credit facility were $212.7 million and zero for the three months ended March 31, 2022 and 2021, respectively, and $141.3 million and $58.1 million for the nine months ended March 31, 2022 and 2021, respectively.
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

	March 31, 2022	June 30, 2021
Fair value	$1,646.4	$1,746.8
Carrying value	1,612.8	1,610.9

Note 11. Income Taxes
Provision for Income Taxes. Income tax expense was $25.9 million and $24.1 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate, expressed by calculating the provision for income taxes as a percentage of earnings before income taxes, was 27.0% and 33.8% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible officers' compensation. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to $7.0 million of tax expense for a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that was not expected to be realized and $1.3 million tax expense for non-deductible officers' compensation, offset by a $2.4 million tax benefit related to a prior year.
Income tax expense was $75.1 million and $73.8 million for the nine months ended March 31, 2022 and 2021, respectively. The effective tax rate, expressed by calculating the provision for income taxes as a percentage of earnings before income taxes, was 26.6% and 32.4%, for the nine months ended March 31, 2022 and 2021, respectively. The effective tax rate for the nine months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible officers' compensation, partially offset by a $2.0 million benefit due to the expiration of the statute of limitations related to certain transfer pricing exposures. The effective tax rate for the nine months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to $7.0 million of tax expense for a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that was not expected to be realized, $4.8 million of tax expense from non-deductible officers' compensation, $1.7 million of tax expense related to a prior year, and $1.4 million of tax expense from recording valuation allowances on U.S. foreign tax credits.
Valuation Allowances. The Company had valuation allowances of $14.8 million and $13.6 million as of March 31, 2022 and June 30, 2021, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize certain net operating carryforwards, capital loss carryforwards, and U.S. tax credits. As of each reporting date, the Company's management considers new evidence, both positive and negative, which could impact management's view with regard to future realization of deferred tax assets.
Unrecognized Income Tax Benefits. As of March 31, 2022 and June 30, 2021, the Company had unrecognized income tax benefits of $15.7 million and $23.0 million, respectively. These amounts, when netted against offsetting receivables, would have a net impact on tax expense of $(0.3) million and $3.9 million, respectively, if recognized. During the nine months ended March 31, 2022, the Company primarily decreased its unrecognized income tax benefits due to expiration of the statute of limitations. It is reasonably possible that the unrecognized income tax benefits will provide a tax benefit of $1.0 million within the next twelve months.
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
Since that time, several more putative class actions were filed in a number of federal district courts, with substantively similar allegations; all of them have been consolidated with the MDL proceeding. On June 4, 2018, a consolidated class action complaint was filed on behalf of a putative class made up of all dealerships in the United States that directly purchased DMS and/or allegedly indirectly purchased DMS or data integration services from CDK Global, LLC or Reynolds ("Putative Dealership Class Plaintiffs"). CDK Global, LLC moved to dismiss the complaint, or in the alternative, compel arbitration of certain of the cases while staying the remainder pending the outcome of those arbitration proceedings; its motion to dismiss was granted in part and denied in part, while its motion to compel arbitration was denied. On February 22, 2019, CDK Global, LLC filed an answer to the remaining claims in Putative Dealership Class Plaintiffs' complaint and asserted counterclaims against the Putative Dealership Class Plaintiffs. The Putative Dealership Class Plaintiffs filed a motion to dismiss CDK Global, LLC’s counterclaims; that motion was granted in part and denied in part on September 3, 2019. On October 23, 2018, the Putative Dealership Class Plaintiffs and Reynolds filed a motion for preliminary approval of settlement and for conditional certification of the proposed settlement class. The court finally approved that settlement on January 22, 2019. The parties' cross-motions for summary judgment and Daubert motions were fully briefed as of September 28, 2020. On January 21, 2022 the court issued a memorandum opinion and order with respect to the Daubert motions, granting the motions in part and denying in part. The parties’ cross-motions for summary judgment remain pending.
•Loop LLC d/b/a AutoLoop ("AutoLoop") brought suit against CDK Global, LLC on April 9, 2018, in the U.S. District Court for the Northern District of Illinois, but reserved its rights with respect to remand to the U.S. District Court for the Western District of Wisconsin at the conclusion of the MDL proceedings. On June 5, 2018, AutoLoop amended its complaint to sue on behalf of itself and a putative class of all other automotive software vendors in the United States that purchased data integration services from CDK Global, LLC or Reynolds. CDK Global, LLC moved to compel arbitration of AutoLoop's claims, or in the alternative, to dismiss those claims; that motion was denied on January 25, 2019. CDK Global, LLC filed an answer to AutoLoop’s complaint and asserted counterclaims against AutoLoop on February 15, 2019. AutoLoop filed an answer to CDK Global, LLC's counterclaims on March 8, 2019. The parties' cross-motions for summary judgment and Daubert motions were fully briefed as of September 28, 2020. On January 21, 2022 the court issued a memorandum opinion and order with respect to the Daubert motions, granting the motions in part and denying in part. The parties’ cross-motions for summary judgment remain pending.
The Company believes that the remaining unsettled cases are without merit and will continue to vigorously contest all asserted claims. Nonetheless, in light of the Company's settlements with Authenticom, i3 Brands, MVSC, and Cox and its continued expenditure of legal costs to contest the remaining claims, the Company has determined that a loss of some measure is probable and can be reasonably estimated. As of March 31, 2022 and June 30, 2021, the litigation liability for the remaining unsettled cases was $34.0 million and $34.0 million, respectively. This estimated loss is based upon currently available information and represents the Company's best estimate of such loss. Estimating the value of this estimated loss involved significant judgment given the uncertainty that still exists with respect to the remaining unsettled cases due to a variety of factors typical of complex, large scale litigation, including, among others: (i) formative issues, including: (a) the causes of action the plaintiffs can pursue; (b) the definition of the class(es) of plaintiffs; (c) the types of damages that can be recovered; and (d) whether plaintiffs can establish loss causation as a matter of law, all of which have yet to be determined pending the outcome of dispositive motions (e.g., motions for class certification and motions for summary judgment); (ii) significant factual issues remain to be resolved; (iii) expert perspectives with respect to, among other things, alleged antitrust injury and damages is widely divergent and remains subject to dispositive motions; (iv) the absence of productive settlement discussions to date with the remaining plaintiffs; and (v) the novel or uncertain nature of the legal issues presented. For these same reasons, the Company cannot reasonably estimate a maximum potential loss exposure at this time. In addition, the Company's estimate does not incorporate or reflect the potential value of the Company's counterclaims against certain of the plaintiffs in the ongoing cases. The legal proceedings underlying the estimated litigation liability will change from time to time and actual results may vary significantly from the estimate. As noted above, an adverse result in any of the remaining cases could have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.
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
The Company has provided approximately $28.1 million of guarantees as of March 31, 2022 in the form of surety bonds issued to support certain licenses and contracts which require a surety bond as a guarantee of performance of contractual obligations. In general, the Company would only be liable for the amount of these guarantees in the event the Company defaulted in performing the obligations under each contract, of which, the probability is remote.
The Company had a total of $1.8 million in letters of credit outstanding as of March 31, 2022 primarily in connection with insurance programs.
Note 13. Subsequent Events
On April 7, 2022, the Company entered into a merger agreement to be acquired by Brookfield Business Partners, together with institutional partners (collectively “Brookfield”). Pursuant to the terms of the merger agreement, on April 22, 2022, an affiliate of Brookfield commenced a tender offer (the "Offer") to acquire all of the outstanding shares of common stock of the Company at a per share price of $54.87 in cash. The merger agreement includes customary representations, warranties, and covenants of the parties, including termination provisions for both the Company and Brookfield and a mutual termination right if the Offer has not been consummated on or before October 7, 2022. The closing of the Offer will be subject to certain conditions, including the tender of shares representing at least a majority of the total number of the CDK’s outstanding shares and other customary conditions. Under the merger agreement, the Company may be required to pay Brookfield a termination fee of $181.5 million if the agreement is terminated under specified circumstances. The merger agreement additionally provides that Brookfield may be required to pay the Company a termination fee of $594.0 million under specified circumstances. Following the consummation of the Offer, the remaining shares of common stock of the Company (other than as set forth in the merger agreement) will be acquired through a second-step merger. The transaction is expected to close in the third quarter of calendar year 2022.
On April 20, 2022, the Company commenced tender offers to purchase for cash any and all of its issued and outstanding senior notes and related solicitations of consents to the adoption of certain proposed amendments. The consummation of these tender offers for the senior notes and related consent solicitations is not a condition to the consummation of the acquisition of all of the outstanding shares of common stock of the Company.

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
Business Process Modernization Program. As of July 1, 2019, we initiated what was anticipated to be a three-year program designed to improve the way we do business for our customers through best-in-class product offerings, processes, governance and systems. The business process modernization program includes a comprehensive redesign in the way we go to market, including the quoting, contracting, fulfilling, and invoicing processes, and the systems and tools we use. We expect to incur expenses of approximately $5.0 million during fiscal 2022. We now expect that the program will extend into fiscal 2023.
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
Results of Operations. The following is a discussion of the results of our consolidated operations for the three and nine months ended March 31, 2022 and 2021.
The table below presents consolidated results of operations for the periods indicated and the change when comparing periods.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$459.7	$433.1	$26.6	6%	$1,336.4	$1,253.1	$83.3	7%
Cost of revenue	241.2	221.3	19.9	9%	697.8	653.7	44.1	7%
Selling, general, and administrative expenses	98.6	90.2	8.4	9%	295.3	263.8	31.5	12%
Litigation provision	—	—	—	—%	—	12.0	(12.0)	(100)%
Total expenses	339.8	311.5	28.3	9%	993.1	929.5	63.6	7%
Operating earnings	119.9	121.6	(1.7)	(1)%	343.3	323.6	19.7	6%
Interest expense	(22.3)	(32.2)	9.9	(31)%	(66.0)	(101.2)	35.2	(35)%
Gain (loss) on extinguishment of debt	—	(2.2)	2.2	(100)%	2.1	(2.2)	4.3	n/m
Loss from equity method investment	(3.0)	(19.6)	16.6	(85)%	(5.6)	(24.8)	19.2	(77)%
Other income, net	1.4	3.6	(2.2)	(61)%	8.4	32.3	(23.9)	(74)%
Earnings before income taxes	96.0	71.2	24.8	35%	282.2	227.7	54.5	24%
Margin %	20.9%	16.4%			21.1%	18.2%
Provision for income taxes	(25.9)	(24.1)	(1.8)	7%	(75.1)	(73.8)	(1.3)	2%
Effective tax rate	27.0%	33.8%			26.6%	32.4%
Net earnings from continuing operations	70.1	47.1	23.0	49%	207.1	153.9	53.2	35%
Net earnings from discontinued operations	(2.4)	815.8	(818.2)	n/m	(0.3)	837.1	(837.4)	n/m
Net earnings	67.7	862.9	(795.2)	(92)%	206.8	991.0	(784.2)	(79)%
Less: net earnings attributable to noncontrolling interest	1.6	2.0	(0.4)	(20)%	5.3	6.1	(0.8)	(13)%
Net earnings attributable to CDK	$66.1	$860.9	$(794.8)	(92)%	$201.5	$984.9	$(783.4)	(80)%
n/m - not meaningful
The table below presents the revenue disaggregation for the periods indicated and the change when comparing periods.

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Subscription	$356.6	$332.1	$24.5	7%	$1,051.0	$984.3	$66.7	7%
Transaction	40.8	43.3	(2.5)	(6)%	121.9	126.3	(4.4)	(3)%
Other	62.3	57.7	4.6	8%	163.5	142.5	21.0	15%
Revenue	$459.7	$433.1	$26.6	6%	$1,336.4	$1,253.1	$83.3	7%
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue. Revenue for the three months ended March 31, 2022 increased by $26.6 million as compared to the three months ended March 31, 2021.
•Subscription revenues increased due to the growth in DMS and applications, and $12.6 million from acquisitions in fiscal 2022, partially offset by the impact of ASC 842 which reallocates hardware-related lessor revenue from subscription revenue to other revenue and a decline in Partner Program revenue.
•Transaction revenues saw a slight decline driven by ongoing dealer inventory shortages.
•Other revenues increased reflecting higher hardware sales and revenue timing under ASC 842.
Cost of Revenue. Cost of revenue for the three months ended March 31, 2022 increased by $19.9 million as compared to the three months ended March 31, 2021. Cost of revenue increased due to higher employee-related costs including an increase in technology headcount and travel expenses to support growth and an increase in amortization due to higher levels of capitalized software supporting developed technologies. Cost of revenue includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $23.6 million and $19.4 million for the three months ended March 31, 2022 and 2021, respectively, representing 5.1% and 4.5% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 increased by $8.4 million compared to the three months ended March 31, 2021. Selling, general and administrative expenses increased due to higher employee-related costs including stock-based compensation, travel expenses, and marketing expenditures connected to the National Automobile Dealers Association show, partially offset by lower costs associated with our business process modernization program compared to the third quarter of fiscal 2021.
Interest Expense. Interest expense for the three months ended March 31, 2022 decreased by $9.9 million as compared to the three months ended March 31, 2021 largely due to lower average debt level in the third quarter of fiscal 2022, which was primarily attributable to the repayment of the three-year and five-year term loan facilities and the 5.875% unsecured senior notes with a $500 million aggregate principal amount due in 2026 in the third and fourth quarter of fiscal 2021, respectively.
Loss on Extinguishment of Debt. In the third quarter of fiscal 2021, we repaid the indebtedness under the three-year term loan facility and five-year term loan facility. As a result, we recorded expenses of $2.2 million for the write-off of unamortized debt financing costs.
Loss from Equity Method Investment. Loss from equity method investment for the three months ended March 31, 2022 decreased by $16.6 million as compared to the three months ended March 31, 2021 driven by $14.5 million of impairment charges for an equity method investment along with the recognition of equity losses in the third quarter of fiscal 2021.
Other Income, net. Other income, net for the three months ended March 31, 2022 decreased by $2.2 million compared to the three months ended March 31, 2021. The decrease is attributable to higher income related to the transition services agreement in connection with the sale of the International Business in fiscal 2021.
Provision for Income Taxes. Income tax expense was $25.9 million and $24.1 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate, expressed by calculating the provision for income taxes as a percentage of earnings before income taxes, was 27.0% and 33.8% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible officers' compensation. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to $7.0 million of tax expense for a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that is not expected to be realized and $1.3 million tax expense for non-deductible officers' compensation, offset by a $2.4 million tax benefit related to a prior year.
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
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the three months ended March 31, 2022 decreased by $794.8 million as compared to the three months ended March 31, 2021. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021
Revenue. Revenue for the nine months ended March 31, 2022 increased by $83.3 million compared to the nine months ended March 31, 2021.
•Subscription revenues increased due to the growth in DMS and applications and $34.6 million from acquisitions in fiscal 2022, partially offset by the impact of ASC 842 which reallocates hardware-related lessor revenue from subscription revenue to other revenue and a decline in Partner Program revenue.
•Transaction revenues saw a slight decline due to ongoing dealer inventory shortages.
•Other revenues increased reflecting higher hardware sales and revenue timing under ASC 842.
Cost of Revenue. Cost of revenue for the nine months ended March 31, 2022 increased by $44.1 million compared to the nine months ended March 31, 2021. Cost of revenue increased due to slightly higher leased hardware costs, network and infrastructure fees, employee-related costs and travel expenses to support growth, partially offset by a decrease in the cost to support the transition of our sold businesses. Cost of revenue includes expenses to research, develop, and deploy new and enhanced solutions for our customers of $59.7 million and $55.7 million for the nine months ended March 31, 2022 and 2021, respectively, representing 4.5% and 4.4% of revenue, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2022 increased by $31.5 million compared to the nine months ended March 31, 2021. Selling, general and administrative expenses increased primarily due to higher transaction and integration related costs associated with acquisitions and strategical business opportunities, travel and marketing expenses, and employee-related costs including stock-based compensation. These increases were partially offset by decreases in costs to support the transition of our sold businesses and lower costs associated with our business process modernization program compared to fiscal 2021.
Litigation Provision. Litigation provision for the nine months ended March 31, 2022 decreased by $12.0 million as compared to nine months ended March 31, 2021 as a result of minimal current year adjustments from the quarterly reassessment of our litigation liability where we evaluate legal proceedings that could affect the amount of liability, including amounts in excess of any prior accruals and make adjustments to those accruals as appropriate. Additional information on the litigation provision is contained in Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 12 - Commitments and Contingencies.
Interest Expense. Interest expense for the nine months ended March 31, 2022 decreased by $35.2 million as compared to the nine months ended March 31, 2021 largely due to lower average debt level in the first nine months of fiscal 2022, which was primarily attributable to the repayment of the three-year and five-year term loan facilities and the 5.875% unsecured senior notes with a $500 million aggregate principal amount due in 2026 in the third and fourth quarter of fiscal 2021, respectively.
Gain (Loss) on Extinguishment of Debt. In the first quarter of fiscal 2022, we recognized a gain on extinguishment of debt as a result of the forgiveness of a Paycheck Protection Program loan. The loan was assumed as part of the acquisition of Roadster Inc. Also, in the third quarter of fiscal 2021, we repaid the indebtedness under the three-year term loan facility and five-year term loan facility. As a result, we recorded expenses of $2.2 million for the write-off of unamortized debt financing costs.
Loss from Equity Method Investment. Loss from equity method investment for the nine months ended March 31, 2022 decreased by $19.2 million as compared to the nine months ended March 31, 2021 driven by $14.5 million of impairment charges for an equity method investment along with the recognition of equity losses in the third quarter of fiscal 2021.
Other Income, net. Other income, net for the nine months ended March 31, 2022 decreased by $23.9 million as compared to the nine months ended March 31, 2021 due largely to the decline in income associated with on-going transition support of our sold businesses.
Provision for Income Taxes. Income tax expense was $75.1 million and $73.8 million for the nine months ended March 31, 2022 and 2021, respectively. The effective tax rate expressed by calculating the provision for income taxes as a percentage of earnings before income taxes was 26.6% and 32.4%, for the nine months ended March 31, 2022 and 2021, respectively. The effective tax rate for the nine months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible officers' compensation, partially offset by a $2.0 million benefit due to the expiration of the statute of limitations related to certain transfer pricing exposures. The effective tax rate for the nine months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to $7.0 million of tax expense for a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that was not expected to be realized, $4.8 million tax expense from non-deductible officers' compensation, $1.7 million of tax expense related to a prior year and $1.4 million of tax expense from recording valuation allowances on U.S. foreign tax credits.
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
Net Earnings Attributable to CDK. Net earnings attributable to CDK for the nine months ended March 31, 2022 decreased by $783.4 million as compared to the nine months ended March 31, 2021. The decrease in net earnings attributable to CDK was primarily due to the factors previously discussed.
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

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue (1)	$459.7	$433.1	$26.6	6%	$1,336.4	$1,253.1	$83.3	7%

Earnings before income taxes (1)	$96.0	$71.2	$24.8	35%	$282.2	$227.7	$54.5	24%
Margin %	20.9%	16.4%			21.1%	18.2%
Stock-based compensation expense (1) (2)	17.0	10.4	6.6		45.6	31.7	13.9
Amortization of acquired intangible assets (1) (3)	7.3	4.2	3.1		20.9	12.4	8.5
Transaction and integration-related costs (1) (4)	2.0	2.4	(0.4)		15.0	3.6	11.4
Legal and other expenses related to regulatory and competition matters (5)	0.4	0.9	(0.5)		1.1	15.6	(14.5)
Business process modernization program (6)	0.2	3.9	(3.7)		3.8	9.4	(5.6)
Officer transition expense (7)	—	—	—		—	1.1	(1.1)
Net adjustments related to loss from equity method investment (8)	2.6	17.1	(14.5)		5.4	21.6	(16.2)
Loss (gain) on extinguishment of debt (9)	—	2.2	(2.2)		(2.1)	2.2	(4.3)
Adjusted earnings before income taxes	$125.5	$112.3	$13.2	12%	$371.9	$325.3	$46.6	14%
Adjusted margin %	27.3%	25.9%			27.8%	26.0%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Provision for income taxes (1)	$25.9	$24.1	$1.8	7%	$75.1	$73.8	$1.3	2%
Effective tax rate	27.0%	33.8%			26.6%	32.4%
Income tax effect of pre-tax adjustments (10)	6.1	8.4	(2.3)		18.5	18.3	0.2
Change in deferred tax valuation allowance(11)	(0.5)	(7.0)	6.5		(1.4)	(7.0)	5.6
Adjusted provision for income taxes (1)	$31.5	$25.5	$6.0	24%	$92.2	$85.1	$7.1	8%
Adjusted effective tax rate	25.1%	22.7%			24.8%	26.2%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2021	$	%	2022	2021	$	%
Net earnings	$67.7	$862.9	$(795.2)	(92)%	$206.8	$991.0	$(784.2)	(79)%
Less: net earnings attributable to noncontrolling interest	1.6	2.0			5.3	6.1
Net earnings attributable to CDK	$66.1	$860.9	$(794.8)	(92)%	$201.5	$984.9	$(783.4)	(80)%
Net loss (earnings) from discontinued operations (12)	2.4	(815.8)	818.2		0.3	(837.1)	837.4
Stock-based compensation expense (1) (2)	17.0	10.4	6.6		45.6	31.7	13.9
Amortization of acquired intangible assets (1) (3) (13)	7.3	4.1	3.2		20.7	12.1	8.6
Transaction and integration-related costs (1) (4)	2.0	2.4	(0.4)		15.0	3.6	11.4
Legal and other expenses related to regulatory and competition matters(5)	0.4	0.9	(0.5)		1.1	15.6	(14.5)
Business process modernization program (6)	0.2	3.9	(3.7)		3.8	9.4	(5.6)
Officer transition expense (7)	—	—	—		—	1.1	(1.1)
Net adjustments related to loss from equity method investment(8)	2.6	17.1	(14.5)		5.4	21.6	(16.2)
Loss (gain) on extinguishment of debt (9)	—	2.2	(2.2)		(2.1)	2.2	(4.3)
Income tax effect of pre-tax adjustments (10)	(6.1)	(8.4)	2.3		(18.5)	(18.3)	(0.2)
Change in deferred tax valuation allowance (11)	0.5	7.0	(6.5)		1.4	7.0	(5.6)
Adjusted net earnings attributable to CDK (1)	$92.4	$84.7	$7.7	9%	$274.2	$233.8	$40.4	17%

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
Diluted earnings attributable to CDK per share	$0.56	$7.00	$(6.44)	(92)%	$1.68	$8.04	$(6.36)	(79)%
Net loss (earnings) from discontinued operations (12)	0.02	(6.64)	6.66		—	(6.83)	6.83
Stock-based compensation expense (1) (2)	0.15	0.08	0.07		0.38	0.26	0.12
Amortization of acquired intangible assets (1) (3) (13)	0.06	0.03	0.03		0.17	0.10	0.07
Transaction and integration-related costs (1) (4)	0.02	0.02	—		0.13	0.03	0.10
Legal and other expenses related to regulatory and competition matters (5)	—	0.02	(0.02)		0.01	0.12	(0.11)
Business process modernization program (6)	—	0.03	(0.03)		0.03	0.07	(0.04)
Officer transition expense (7)	—	—	—		—	0.01	(0.01)
Net adjustments related to loss from equity method investment (8)	0.02	0.14	(0.12)		0.05	0.18	(0.13)
Loss (gain) on extinguishment of debt (9)	—	0.02	(0.02)		(0.02)	0.02	(0.04)
Income tax effect of pre-tax adjustments (10)	(0.05)	(0.07)	0.02		(0.15)	(0.15)	—
Change in deferred tax valuation allowance (11)	—	0.06	(0.06)		0.01	0.06	(0.05)
Adjusted diluted earnings attributable to CDK per share (1)	$0.78	$0.69	$0.09	13%	$2.29	$1.91	$0.38	20%

Weighted average common shares outstanding:
Diluted	118.1	122.9			119.7	122.5

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2021	2021	$	%	2022	2021	$	%
Net earnings attributable to CDK	$66.1	$860.9	$(794.8)	(92)%	$201.5	$984.9	$(783.4)	(80)%
Margin %	14.4%	198.8%			15.1%	78.6%
Net earnings attributable to noncontrolling interest (14)	1.6	2.0	(0.4)		5.3	6.1	(0.8)
Net loss (earnings) from discontinued operations (12)	2.4	(815.8)	818.2		0.3	(837.1)	837.4
Provision for income taxes (1) (15)	25.9	24.1	1.8		75.1	73.8	1.3
Interest expense (16)	22.3	32.2	(9.9)		66.0	101.2	(35.2)
Depreciation and amortization (1) (17)	32.8	24.6	8.2		91.7	71.1	20.6
Stock-based compensation expense (1) (2)	17.0	10.4	6.6		45.6	31.7	13.9
Transaction and integration-related costs (1) (4)	2.0	2.4	(0.4)		15.0	3.6	11.4
Legal and other expenses related to regulatory and competition matters (5)	0.4	0.9	(0.5)		1.1	15.6	(14.5)
Business process modernization program (6)	0.2	3.9	(3.7)		3.8	9.4	(5.6)
Officer transition expense (7)	—	—	—		—	1.1	(1.1)
Net adjustments related to loss from equity method investment(8)	3.8	18.5	(14.7)		9.2	25.7	(16.5)
Loss (gain) on extinguishment of debt (9)	—	2.2	(2.2)		(2.1)	2.2	(4.3)
Adjusted EBITDA	$174.5	$166.3	$8.2	5%	$512.5	$489.3	$23.2	5%
Adjusted margin %	38.0%	38.4%			38.3%	39.0%
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
(9) In fiscal 2022, gain on extinguishment of debt in connection with the forgiveness of Roadster's indebtedness related to the Paycheck Protection Program instituted under the United States' Coronavirus Aid, Relief and Economic Security Act of 2020. Loss on extinguishment of debt as of March 31, 2021 related to the write-off of unamortized debt financing cost as a result of the repayment of the indebtedness under the three-year and five-year term loan facilities on March 1, 2021.
(10) Income tax effect of pre-tax adjustments calculated at applicable statutory rates net of applicable permanent differences.
(11) In fiscal 2022, a valuation allowance on a deferred tax asset for the tax basis difference of an equity method investment that is not expected to be realized. In fiscal 2021, a valuation allowance on a deferred tax asset for the future capital loss on an equity method investment that is not expected to be realized recorded in the third quarter of fiscal 2021.
(12) Net earnings from discontinued operations associated with our sale of the International Business that closed on March 1, 2021, and the divestiture of the Digital Marketing Business that closed on April 21, 2020.
(13) The portion of expense related to noncontrolling interest has been removed from amortization of acquired intangible assets for the nine months ended March 31, 2022 and the three and nine months ended March 31, 2021, respectively.
(14) Net earnings attributable to noncontrolling interest included in the financial statements.
(15) Provision for income taxes included in the financial statements.
(16) Interest expense included in the financial statements.
(17) Depreciation and amortization included in the financial statements.
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the three months ended March 31, 2022 increased by $13.2 million as compared to the three months ended March 31, 2021. Adjusted margin increased from 25.9% to 27.3%. Adjusted earnings before income taxes was favorably impacted by revenue growth and lower interest expenses, partially offset by higher employee-related costs and increases in travel and marketing expenses.
Adjusted Provision for Income Taxes. Adjusted income tax expense was $31.5 million and $25.5 million for the three months ended March 31, 2022 and 2021, respectively. The adjusted effective tax rate for the three months ended March 31, 2022 was 25.1% as compared to 22.7% for the three months ended March 31, 2021. The adjusted effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to state and local taxes. The adjusted effective tax rate for the three months ended March 31, 2021 was primarily impacted by a $2.4 million tax benefit for an income tax payable true-up.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the three months ended March 31, 2022 increased by $7.7 million as compared to the three months ended March 31, 2021. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2022 increased by $8.2 million as compared to the three months ended March 31, 2021. Adjusted margin decreased from 38.4% to 38.0%. Adjusted EBITDA was favorably impacted by revenue growth, partially offset by higher employee-related costs and increases in travel and marketing expenses.
Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021
Adjusted Earnings before Income Taxes. Adjusted earnings before income taxes for the nine months ended March 31, 2022 increased by $46.6 million as compared to the nine months ended March 31, 2021. Adjusted margin increased from 26.0% to 27.8%. Adjusted earnings before income taxes was favorably impacted by revenue growth and lower interest expenses, partially offset by higher employee-related costs and increases in travel and marketing expenses..
Adjusted Provision for Income Taxes. Adjusted income tax expense was $92.2 million and $85.1 million for the nine months ended March 31, 2022 and 2021, respectively. The adjusted effective tax rate for the nine months ended March 31, 2022 was 24.8% as compared to 26.2% for the nine months ended March 31, 2021. The adjusted effective tax rate for the nine months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to state and local income taxes partially offset by a $2.0 million benefit due to the expiration of the statute of limitations related to certain transfer pricing exposures. The adjusted effective rate for the nine months ended March 31, 2021 was primarily impacted by $1.7 million of tax expense from the prior year true-up of income taxes payable and $1.4 million of tax expense from recording valuation allowances on U.S. foreign tax credits.
Adjusted Net Earnings Attributable to CDK. Adjusted net earnings attributable to CDK for the nine months ended March 31, 2022 increased by $40.4 million as compared to the nine months ended March 31, 2021. The increase in adjusted net earnings attributable to CDK was primarily due to the items discussed above in adjusted earnings before income taxes.
Adjusted EBITDA. Adjusted EBITDA for the nine months ended March 31, 2022 increased by $23.2 million compared to the nine months ended March 31, 2021. Adjusted margin decreased from 39.0% to 38.3%. Adjusted EBITDA was favorably impacted by revenue growth, partially offset by higher employee-related costs and increases in travel and marketing expenses.

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
As of March 31, 2022, cash and cash equivalents were $120.3 million, total CDK stockholders' equity was $432.8 million, and total debt was $1,787.8 million, which is net of unamortized financing costs of $15.0 million. Working capital at March 31, 2022 was $113.1 million, as compared to $201.1 million as of June 30, 2021. Working capital as presented herein excludes current maturities of long-term debt and finance lease liabilities.
Our borrowings consist of 5.000% senior notes with a $500.0 million aggregate principal amount due in 2024, 4.875% senior notes with a $600.0 million aggregate principal amount due in 2027, and 5.250% senior notes with a $500.0 million aggregate principal amount due in 2029. Additionally, we have a $750.0 million revolving credit facility, of which $190.0 million was drawn as of March 31, 2022.
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
Our long-term credit ratings and senior unsecured debt ratings are Ba1 with Moody's, and BB+ with S&P, which are non-investment grade.
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
Stock Repurchase Program. In January 2017, the Board of Directors authorized us to repurchase up to $2.0 billion of our common stock as part of our return of capital plan, whereby we have repurchased approximately $1.7 billion of common stock through March 31, 2022. Under the authorization, we may continue to purchase our common stock in the open market or in privately negotiated transactions from time to time as permitted by federal securities laws and other legal requirements. The actual timing, number, and price of any shares repurchased will be determined at management's discretion and will depend on a number of factors, which may include the market price of the shares, general market and economic conditions, the availability and cost of additional indebtedness, and other potential uses for free cash flow including, but not limited to, potential acquisitions. In the third quarter of fiscal 2021, we announced that we expect to repurchase $200 million to $250 million of our common stock over a period of 12 to 18 months. We made stock repurchases of $229.1 million during the nine months ended March 31, 2022 as part of this program.

Dividends to Common Stockholders. The Board of Directors declared a quarterly cash dividend of $0.15 per share, which was payable on March 30, 2022 to shareholders of record at the close of business on March 1, 2022. We paid dividends of $53.3 million and $54.8 million during the nine months ended March 31, 2022 and 2021, respectively.
Cash Flows. Our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021, are summarized as follows:

	Nine Months Ended
	March 31,
	2022	2021	$ Change
Cash provided by (used in):
Operating activities, continuing operations	$324.5	$253.9	$70.6
Operating activities, discontinued operations	(2.1)	6.9	(9.0)
Investing activities, continuing operations	(248.7)	(84.3)	(164.4)
Investing activities, discontinued operations	1.9	1,380.9	(1,379.0)
Financing activities, continuing operations	(112.4)	(656.4)	544.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified in current assets held for sale	(0.7)	21.1	(21.8)
Net change in cash, cash equivalents and restricted cash, including cash classified in current assets held for sale	$(37.5)	$922.1	$(959.6)
Net cash flows provided by operating activities from continuing operations increased due to improved operating performance and litigation payments made in fiscal 2021, partially offset by higher incentive compensation payments in fiscal 2022.
Net cash flows used in operating activities from discontinued operations decreased due to the sale of the International Business during the third quarter of fiscal 2021.
Net cash flows used in investing activities from continuing operations increased due to a payment made for the acquisition of Salty Dot, Inc. and increased investments in capitalized software.
Net cash flows used in financing activities decreased primarily due to increased borrowings from our revolving credit facility and a decrease in term loan repayments partially offset by stock repurchases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no significant changes to our quantitative and qualitative disclosures about market risk during the third quarter of fiscal 2022. Please refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2021 for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, and (ii) such information is recorded, processed, summarized and reported in the time periods specified in Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting. During the three months ended March 31, 2022, there were no significant changes to the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of common stock repurchases made during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs (2)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Program (2)
January 1 - 31, 2022	704,221	$42.83	704,221	$264,396,563
February 1 - 28, 2022	91,426	$42.35	79,381	$261,044,620
March 1 - 31, 2022	5,062	$47.84	—	$261,044,620
Total	800,709		783,602
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

CDK GLOBAL, INC.

Date:	May 5, 2022	/s/ Eric J. Guerin
Eric J. Guerin
Executive Vice President, Chief Financial Officer (principal financial officer)

Date:	May 5, 2022	/s/ Neil Fairfield
Neil Fairfield
Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)